Form 10-Q
period 2009-09-30
Emdeon Inc.
filed 2009-11-12
CIK 1444598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
Commission file number 001-34435
EMDEON INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5799664
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3055 Lebanon Pike, Suite 1000
Nashville, TN	37214
(Address of Principal Executive Offices)	(Zip Code)
(615) 932-3000
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 11, 2009

Class A common stock, $0.00001 par value	90,238,103
Class B common stock, $0.00001 par value	24,752,955

Emdeon Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Emdeon Inc.
Condensed Consolidated Balance Sheets
(unaudited and amounts in thousands, except share and per share amounts)

	December 31,	September 30,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$71,478	$194,989
Accounts receivable, net of allowance for doubtful accounts of $4,576 and $4,499 at December 31, 2008 and September 30, 2009, respectively	144,149	152,460
Deferred income tax assets	2,285	6,233
Prepaid expenses and other current assets	21,137	17,272

Total current assets	239,049	370,954
Property and equipment, net	136,038	144,324
Goodwill	646,851	703,008
Intangible assets, net	971,001	963,010
Other assets, net	7,340	1,526

Total assets	$2,000,279	$2,182,822

Liabilities and equity
Current liabilities:
Accounts payable	$805	$5,623
Accrued expenses	79,513	77,808
Deferred revenues	12,056	12,795
Current portion of long-term debt	17,244	5,139

Total current liabilities	109,618	101,365
Long-term debt, excluding current portion	807,986	796,768
Deferred income tax liabilities	159,811	151,869
Tax receivable agreement obligation to related parties	—	141,745
Other long-term liabilities	44,711	29,334
Commitments and contingencies
Equity:
Preferred stock (par value, $0.00001), 25,000,000 shares authorized and 0 shares issued and outstanding	—	—
Class A common stock (par value, $0.00001), 400,000,000 shares authorized and 77,413,610 and 90,238,893 shares outstanding at December 31, 2008 and September 30, 2009, respectively	1	1
Class B exchangable common stock (par value, $0.00001), 52,000,000 shares authorized and 22,586,390 and 24,752,955 shares outstanding at December 31, 2008 and September 30, 2009, respectively	—	—
Additional paid-in capital	670,702	732,836
Accumulated other comprehensive loss	(23,195)	(15,511)
Retained earnings	24,123	30,563

Emdeon Inc. stockholders’ equity	671,631	747,889
Noncontrolling interest	206,522	213,852

Total equity	878,153	961,741

Total liabilities and equity	$2,000,279	$2,182,822

See accompanying notes to the unaudited condensed consolidated financial statements.

Emdeon Inc.
Condensed Consolidated Statements of Operations
(unaudited and amounts in thousands, except share and per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2009	2008	2009

Revenue	$212,808	$235,462	$635,666	$679,888
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	134,451	146,471	405,423	418,079
Development and engineering	7,312	10,045	21,029	24,425
Sales, marketing, general and administrative	22,220	33,823	69,309	85,146
Depreciation and amortization	25,710	26,667	71,979	77,051
Loss on abandonment of leased properties	—	482	—	742

Operating income	23,115	17,974	67,926	74,445
Interest income	(328)	(27)	(931)	(81)
Interest expense	20,410	17,219	49,899	52,330

Income before income tax provision	3,033	782	18,958	22,196
Income tax provision	3,512	9,245	11,202	12,885

Net income (loss)	(479)	(8,463)	7,756	9,311
Net income (loss) attributable to noncontrolling interest	766	(1,246)	2,620	2,871

Net income (loss) attributable to Emdeon Inc.	$(1,245)	$(7,217)	$5,136	$6,440

Net income (loss) per share Class A common stock:
Basic	$(0.02)	$(0.09)	$0.07	$0.08

Diluted	$(0.02)	$(0.09)	$0.07	$0.08

Weighted average common shares outstanding:
Basic	77,413,610	84,522,085	73,889,095	79,809,140

Diluted	77,413,610	84,522,085	73,889,095	79,856,588

See accompanying notes to the unaudited condensed consolidated financial statements.

Emdeon Inc.
Condensed Consolidated Statements of Equity
(unaudited and amounts in thousands, except share and per share amounts)

	Class A		Class B		Additional		Other	Non-
	Common Stock		Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity

Balance at January 1, 2008	52,000,000	$1	48,000,000	$—	$300,550	$14,892	$(14,474)	$—	$300,969
Capital contribution from affiliates of General Atlantic LLC and Hellman & Friedman LLC for the purchase of HLTH Corporation’s 48% interest in EBS Master LLC on February 8, 2008	25,413,610	—	—	—	578,409	—	—		578,409
Establish non-controlling interest on February 8, 2008	—	—	22,586,390	—	(210,585)	—	5,435	205,150	—
Eliminate HLTH Corporation’s 48% noncontrolling interest on February 8, 2008	—	—	(48,000,000)	—	1,345	—	—	—	1,345
Capital contribution from stockholders	—	—	—	—	1,300	—	—	—	1,300
Distribution to stockholders	—	—	—	—	(317)	—	—	—	(317)

Comprehensive income:
Net income	—	—	—	—	—	5,136	—	2,620	7,756
Change in the fair value of interest rate swap, net of taxes	—	—	—	—	—	—	(9,594)	—	(9,594)
Foreign currency translation adjustment	—	—	—	—	—	—	(3)	—	(3)
Other comprehensive income amortization, net of taxes	—	—	—	—	—	—	4,743	1,383	6,126

Total comprehensive income	—	—	—	—					4,285

Balance at September 30, 2008	77,413,610	$1	22,586,390	$—	$670,702	$20,028	$(13,893)	$209,153	$885,991

Balance at January 1, 2009	77,413,610	$1	22,586,390	$—	$670,702	$24,123	$(23,195)	$206,522	$878,153
Capital contribution from stockholders	—	—	—	—	203	—	—	—	203
Distribution to stockholders	—	—	—	—	(434)	—	—	—	(434)
Reclassification of liability awards to equity awards	—	—	—	—	20,548	—	—	6,183	26,731
Equity based compensation expense	—	—	—	—	3,022	—	—	832	3,854
Purchase of eRx Network L.L.C.	—	—	1,850,000	—	3,530	—	318	19,707	23,555
Issuance of units of EBS Master to members of management, net of taxes	—	—	2,537,325	—	(11,979)	—	394	18,245	6,660
Issuance of Class A common stock to employees and directors, net of taxes	349,166	—	—	—	559	—	(18)	(851)	(310)
Conversion of EBS Master units held by eRx to shares of Class A common stock, net of taxes	1,850,000	—	(1,850,000)	—	21,919	—	(376)	(17,443)	4,100
Issuance of Class A shares in connection with initial public offering (includes costs paid in 2008)	10,725,000	—	—	—	145,211	—	—	—	145,211
Issuance of units of EBS Master to Emdeon Inc., net of taxes	—	—	—	—	13,799		(448)	(21,025)	(7,674)
Repurchase of Class A shares (to satisfy tax withholding obligation)	(101,515)	—	—	—	(1,573)	—	—	—	(1,573)
Repurchase of units of EBS Master issued to members of management, net of taxes	—	—	(370,760)	—	(1,115)	—	(74)	(3,500)	(4,689)
Tax receivable agreement with related parties, net of taxes	—	—	—	—	(131,556)	—	—	—	(131,556)
Issuance of Class A common stock upon vesting of Restricted Stock Units	2,632	—	—	—	—	—	—	—	—

Comprehensive income:
Net income	—	—	—	—	—	6,440	—	2,871	9,311
Changes in the fair value of interest rate swap, net of taxes	—	—	—	—	—	—	3,806	1,112	4,918
Foreign currency translation adjustment	—	—	—	—	—	—	10	6	16
Other comprehensive income amortization, net of taxes	—	—	—	—	—	—	4,072	1,193	5,265

Total comprehensive income									19,510

Balance at September 30, 2009	90,238,893	$1	24,752,955	$—	$732,836	$30,563	$(15,511)	$213,852	$961,741

See accompanying notes to the unaudited condensed consolidated financial statements.

Emdeon Inc.
Consolidated Statements of Cash Flows
(unaudited and amounts in thousands)

	For the Nine Months
	Ended September 30,
	2008	2009
Operating activities
Net income	$7,756	$9,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,979	77,051
Equity compensation expense	5,813	21,499
Deferred income tax expense (benefit)	4,925	(1,360)
Amortization of debt issuance costs	141	143
Amortization of debt discount	7,066	8,699
Amortization of discontinued cash flow hedge from other comprehensive income	7,011	5,968
Change in fair value of interest rate swap	(12,714)	—
Loss on abandonment of leased properties	—	742
Loss on disposal of fixed assets	72	56
Changes in operating assets and liabilities:
Accounts receivable	(16,968)	(3,990)
Prepaid expenses and other	(9,760)	4,911
Accounts payable	(3,392)	3,515
Accrued expenses and other liabilities	(2,507)	(6,199)
Deferred revenues	2,879	737

Net cash provided by operating activities	62,301	121,083

Investing activities
Purchases of property and equipment	(13,942)	(30,563)
Payments for acquisitions, net of cash acquired	(19,090)	(75,871)
Purchase of EBS Master LLC	(306,260)	—

Net cash used in investing activities	(339,292)	(106,434)

Financing activities
Proceeds from initial public offering	—	148,261
Repurchase of Class A common stock	—	(1,573)
Repurchase of Units of EBS Master LLC	—	(5,372)
Debt principal payments	(5,662)	(21,663)
Payments on revolver	—	(10,201)
Payment of loan costs	—	(359)
Capital contributions from stockholders	307,451	203
Distribution to shareholders	(317)	(434)

Net cash provided by financing activities	301,472	108,862

Net increase in cash and cash equivalents	24,481	123,511
Cash and cash equivalents at beginning of period	33,687	71,478

Cash and cash equivalents at end of period	$58,168	$194,989

See accompanying notes to the unaudited condensed consolidated financial statements.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
1. Nature of Business and Organization
     Nature of Business
     Emdeon Inc. (the “Company”) is a leading provider of revenue and payment cycle management solutions, connecting payers, providers and patients of the U.S. healthcare system. The Company’s product and service offerings integrate and automate key business and administrative functions for healthcare payers and healthcare providers throughout the patient encounter, including pre-care patient eligibility and benefits verification, claims management and adjudication, payment integrity, payment distribution, payment posting and denial management and patient billing and payment collection.
     Organization
     Prior to November 2006, the group of companies that comprised Emdeon Business Services (“EBS”) was owned by HLTH Corporation (“HLTH”). EBS Master LLC (“EBS Master”) was formed by HLTH to act as a holding company for EBS. EBS Master, through its 100% owned subsidiary, Emdeon Business Services LLC (“EBS LLC”), owns EBS.
     In September 2006, EBS Acquisition LLC (“EBS Acquisition”) was formed as a Delaware limited liability company by affiliates of General Atlantic LLC (“General Atlantic”). On November 16, 2006, pursuant to the terms of an Amended and Restated Agreement and Plan of Merger, dated as of November 15, 2006, among HLTH and certain of its subsidiaries (including EBS Master) and EBS Acquisition and two of its subsidiaries, a subsidiary of EBS Acquisition merged into a subsidiary of HLTH. As a result of the merger, EBS Acquisition acquired a 52% interest in EBS Master, and HLTH received approximately $1,200,000 in cash and retained a 48% interest in EBS Master. The transactions through which EBS Acquisition acquired a 52% interest in EBS Master are referred to herein as the “2006 Transaction.” The 2006 Transaction was financed with $925,000 in bank debt and an equity investment of approximately $320,000 by EBS Acquisition. As the 2006 Transaction was deemed to be a highly leveraged transaction, the 2006 Transaction was accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-16, Basis in Leveraged Buyout Transactions, and 52% of the net assets of EBS Master were stepped up to fair market value.
     On February 8, 2008, HLTH sold its 48% noncontrolling interest in EBS Master to affiliates of General Atlantic and Hellman & Friedman LLC (“H&F”) for $575,000 in cash (the “2008 Transaction”). As a result, following the 2008 Transaction, EBS Master was owned 65.77% by affiliates of General Atlantic (including EBS Acquisition) and 34.23% by affiliates of H&F. See Note 4 for further information related to the 2008 Transaction.
     In September 2008, EBS Acquisition was converted into a Delaware corporation, and the Company’s name was changed to Emdeon Inc.
     Reorganization
     On August 5, 2009, the Company completed a restructuring (collectively, the “reorganization transactions”) in anticipation of completing an initial public offering.
     Prior to the reorganization transactions, the Company owned a 52% interest in EBS Master and affiliates of General Atlantic and H&F owned the remaining 48% interest in EBS Master. The Company did not engage in any business or other activities except in connection with its investment in EBS Master and the reorganization transactions and had nominal assets other than its interest in EBS Master. In the reorganization transactions, the Company became the sole managing member of EBS Master and acquired additional interests in EBS Master.
     Prior to the reorganization transactions, the Company was authorized to issue a single class of common stock. In connection with the reorganization transactions, the Company amended and restated its certificate of incorporation and is currently authorized to issue two classes of common stock: Class A common stock and Class B common stock.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
     As part of the reorganization transactions:
•	The Company amended and restated its certificate of incorporation and reclassified its outstanding common stock into an aggregate of 56,000,000 shares of its Class A common stock;

•	The Company redeemed 4,000,000 shares of Class A common stock from its existing stockholders in exchange for the rights by its existing stockholders to receive payments under a tax receivable agreement;
•	Another member of EBS Master, EBS Acquisition II, LLC (“EBS Acquisition II”), an affiliate of General Atlantic, was merged with a newly-formed subsidiary of the Company with the newly formed subsidiary being the surviving entity in the merger; EBS Acquisition II’s members, all of whom are investment funds organized and controlled by General Atlantic, received an aggregate of 13,773,913 shares of the Company’s Class A common stock, and the Company acquired, indirectly, an additional 13.52% interest in EBS Master;
•	One of the members of EBS Master, H&F Harrington AIV I, L.P. (“H&F Harrington”), an entity whose partners consist of investment funds organized and controlled by H&F, dissolved and distributed 1.06% of its interests in EBS Master to Hellman & Friedman Investors VI, L.P., its general partner (“H&F GP”), and 98.94% to H&F Harrington, Inc.; H&F Harrington, Inc. then merged with a newly-formed subsidiary of the Company with the newly formed subsidiary being the surviving entity in the merger; H&F Harrington, Inc.’s sole shareholder, H&F Harrington AIV II, L.P. (“H&F AIV”), an investment fund organized and controlled by H&F, received an aggregate of 11,639,697 shares of the Company’s Class A common stock, and the Company acquired, indirectly, an additional 11.43% interest in EBS Master; and
•	Affiliates of H&F (or their successors) (the “H&F Continuing LLC Members”) continue to hold an aggregate of 22,586,390 units in EBS Master (“EBS Units”) (or 22.18% of the outstanding EBS Units) and were issued an aggregate of 22,586,390 shares of the Company’s Class B common stock.
     The Company accounted for the reorganization transactions using a carryover basis as the reorganization transactions are identical ownership exchanges among entities under common control. This is consistent with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Business Combinations Topic. The economic interests that the affiliates of General Atlantic and H&F held in EBS Master before the reorganization transactions did not change as a result of the reorganization transactions.
     The reorganization was accounted for similar to a transaction between entities under common control. As EBS Acquisition II, H&F Harrington, and the H&F Continuing LLC Members did not purchase their interests in EBS Master until the 2008 Transaction, this reorganization did not materially impact the Company’s financial statements through December 31, 2007. The financial statements for the three month and nine month periods ended September 30, 2008 and 2009, respectively are presented as if the H&F Continuing LLC Members represented the noncontrolling interest for the periods subsequent to February 9, 2008.
     This reorganization and the changes to the capital structure are reflected in all periods presented.
     Effective August 11, 2009, the Company priced its initial public offering of Class A common stock (the “IPO”) as more fully described in Note 10 to the unaudited condensed consolidated financial statements.
2. Basis of Presentation and Summary of Significant New Accounting Policies
     Principles of Consolidation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. All material intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements.
     Reclassifications
     Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.
     Recent Accounting Pronouncements
     On January 1, 2009, the Company adopted the FASB ASC Business Combinations Topic. This topic expands the definition of a business and a business combination and generally requires the acquiring entity to recognize all of the assets and liabilities of the acquired business, regardless of the percentage ownership acquired, at their fair values. This topic also requires that contingent consideration and certain acquired contingencies be recorded at fair value on the acquisition date and that acquisition costs generally be expensed as incurred. The Company recorded approximately $391 of acquisition related expenses in the nine months ended September 30, 2009 that, absent the adoption of this topic, would have been capitalized. These costs are included in the accompanying unaudited condensed consolidated statement of operations within sales, marketing, general and administrative expenses. As a result, net income for the nine months ended September 30, 2009 was reduced by approximately $232 ($0.00 per diluted Class A share).
     On January 1, 2009, the Company adopted the provisions of the FASB ASC Fair Value Measurements and Disclosures Topic that relate to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Examples of such circumstances include fair value measurements associated with the initial recognition of assets and liabilities in a business combination and measurements of impairment following a goodwill impairment test or an impairment of a long-lived asset other than goodwill. The adoption of this topic had no material impact on the Company’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2009.
     On January 1, 2009, the Company adopted the FASB ASC Consolidation Topic as it relates to noncontrolling interests in consolidated financial statements. The topic clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, the topic changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The presentation and disclosure requirements of the topic have been given retroactive effect for all periods presented.
     On January 1, 2009, the Company adopted additional disclosure provisions of the FASB ASC Derivatives and Hedging Topic. The additional provisions amended and expanded the disclosure requirements for derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The topic requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The required disclosures are presented within Note 7 to the unaudited condensed consolidated financial statements.
     On April 1, 2009, the Company adopted provisions of the FASB ASC Fair Value Measurements and Disclosures Topic (formerly outlined in FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). Provisions of this topic provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and re-emphasize that a fair value measurement is an exit price concept as defined in the topic. Assets and liabilities measured under Level 1 inputs are excluded from the scope of these provisions. The adoption of these provisions had no material impact on the unaudited condensed consolidated financial statements for the nine months ended September 30, 2009.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
     On April 1, 2009, the Company adopted provisions of FASB ASC Fair Value Measurements and Disclosures Topic (formerly outlined in FASB Staff Position No. 107-1 and Accounting Principles Board Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments), to provide disclosures on the fair value of financial instruments in interim financial statements. The disclosures required by the topic are presented within Note 8 to the unaudited condensed consolidated financial statements.
     On April 1, 2009, the Company adopted the FASB ASC Subsequent Events Topic. The topic establishes general standards of accounting for and disclosure of events that occur after a company’s balance sheet date but before financial statements of the company are issued or are available to be issued. In particular, this topic sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Additionally, the topic requires companies to disclose the date through which subsequent events have been evaluated as well as the date the financial statements were issued or were available to be issued. The adoption of the topic had no material impact on the Company’s consolidated financial statements for the nine months ended September 30, 2009. The disclosures required by the topic are presented within Note 18 to the unaudited condensed consolidated financial statements.
     In August 2009, the FASB issued Accounting Standards Update 2009-05, an update to FASB ASC Fair Value Measurements and Disclosures Topic. This update clarifies the valuation techniques to be used by an entity to measure the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. The update further clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance provided in this update is effective beginning October 1, 2009 and is not expected to have a material impact on the unaudited condensed consolidated financial statements of the Company.
3. Concentration of Credit Risk
     The Company’s revenue is generated in the United States. Changes in economic conditions, government regulations, or demographic trends, among other matters in the United States could adversely affect the Company’s revenue and results of operations.
     The Company maintains its cash and cash equivalent balances in either insured depository accounts or a money market fund. The money market fund is subject to the limitations and regulations of Rule 2a-7 of the Investment Company Act of 1940. As such, by law, the money market mutual fund is limited to investments in low-risk securities such as U.S. or government agency obligations, or repurchase agreements secured by such securities.
4. Business Combinations
     Related to the 2008 Transaction, affiliates of General Atlantic and H&F were deemed to be a collaborative group under FASB ASC 805-50-S99-2, and the 48% step up in the basis of the net assets of EBS Master recorded at the General Atlantic and H&F acquirer level was pushed down to the Company’s financial statements in accordance with the FASB ASC Business Combinations Topic and replaced the historical basis held by HLTH. The total purchase price of the transaction was $578,409 and transaction costs of $3,409 were incurred. The effect of the 2008 Transaction on the results of operations is included in the consolidated financial statements of the Company from February 8, 2008 forward.
     On September 26, 2008, the Company acquired the assets comprising the patient statement business operated by GE Healthcare IITS USA Corp. The Company paid $16,677 in cash at closing and incurred $391 of additional transaction-related costs. The results of operations of this business are included in the consolidated financial statements of the Company from September 26, 2008 forward.
     On June 5, 2009, the Company acquired substantially all of the assets of The Sentinel Group from Optimal Business Services, Inc., a subsidiary of Trustmark Mutual Holding Company, for $3,067 in cash (which was funded with cash on hand). The Sentinel Group is a provider of payment integrity solutions.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
     On July 2, 2009, the Company acquired all of the voting equity interests of eRx Network, L.L.C. (“eRx”). eRx is a provider of electronic pharmacy healthcare solutions. The Company has preliminarily valued the total consideration transferred for the eRx acquisition at approximately $100,695, which consisted of approximately $74,575 in cash (funded with cash on hand), 1,850,000 EBS Units issued to certain members of eRx, valued at $13.92 per unit or approximately $25,754 in the aggregate, and contingent consideration of approximately $366.
          The total consideration transferred in connection with the eRx acquisition was allocated as follows:

Cash	$2,889
Accounts receivable	4,065
Other current assets	750
Property and equipment	7,017
Other assets	41
Identifiable intangible assets:
Customer contracts (20-year weighted average useful life)	28,130
Tradename (20-year weighted average useful life)	9,660
Non-compete agreements (5-year weighted average useful life)	320
Goodwill (Provisional)	53,634
Accounts payable	(1,304)
Accrued expenses	(4,294)
Current maturities of long-term debt	(200)

Net assets acquired	100,708
Noncontrolling interest	(13)

Total consideration transferred	$100,695

     The contingent consideration consists of a required working capital settlement whereby the Company generally agreed to pay (receive) additional consideration to the extent that the value of the acquired working capital exceeds (is less than) the estimated amount contemplated at the time the merger consideration was negotiated. As of September 30, 2009, the Company estimated that it will be required to pay additional consideration of approximately $366 upon final resolution of this working capital settlement.
     As of the acquisition date, eRx had gross contractual accounts receivable of $4,096, of which, approximately $31 is not expected to be collected.
     All of the goodwill recorded in the eRx acquisition was assigned to the Company’s pharmacy segment. The goodwill recognized is attributable to expected synergies and the assembled workforce of eRx. All of the goodwill recorded is expected to be deductible for income tax purposes. As of September 30, 2009, there were no changes in the recognized amounts of goodwill resulting from the acquisition of eRx.
     The Company recognized $206 of acquisition related costs that were expensed in the nine months ended September 30, 2009. These costs are included in the accompanying unaudited condensed consolidated statement of operations within sales, marketing, general and administrative expenses.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
     The Company has not separately disclosed revenue and net income recognized in its accompanying unaudited condensed consolidated statement of operations related to the eRx acquisition as the operations, business and services of eRx are in the process of being integrated with the Company’s existing pharmacy segment. The following represents the pro forma consolidated revenue and net income as if eRx had been included in the consolidated results of the Company from the beginning of the following respective periods:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2009	2008	2009

Revenue	$219,790	$235,462	$655,136	$696,585

Net income (loss)	$369	$(8,463)	$9,757	$11,256

5. Goodwill and Intangible Assets
     Goodwill activity during the nine months ended September 30, 2009 was as follows:

	Payer	Provider	Pharmacy	Total
Balance at December 31, 2008	$300,909	$315,865	$30,077	$646,851
Acquisitions	2,691	—	53,634	56,325
Other	50	(218)	—	(168)

Balance at September 30, 2009	$303,650	$315,647	$83,711	$703,008

     Intangible assets subject to amortization as of September 30, 2009, consist of the following:

		Gross
	Weighted Average	Carrying	Accumulated
	Remaining Life	Amount	Amortization	Net
Customer relationships	16.2	$965,523	$(109,043)	$856,480
Trade names	18.5	117,548	(13,156)	104,392
Non-compete agreements	0.5	11,496	(9,358)	2,138

Total		$1,094,567	$(131,557)	$963,010

     Amortization expense was $41,784 and $46,101 for the nine months ended September 30, 2008 and 2009, respectively. Aggregate future amortization expense for intangible assets is estimated to be:

2009 (remainder)	$15,694
2010	59,064
2011	58,613
2012	58,609
2013	58,507
Thereafter	712,523

$963,010

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
6. Long-Term Debt
     Long-term debt consists of the following:

	December 31,	September 30,
	2008	2009
$50 million Revolving line of credit facility, expiring on November 16, 2012 and bearing interest payable quarterly at a variable base rate plus a spread rate (total rate of 2.38% at December 31, 2008)	$10,000	$—

$755 million First Lien Term Loan facility, expiring on November 16, 2013, bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (total rate 3.46% and 2.29%) and net of unamortized discount of $46,833 and $40,437 at December 31, 2008 and September 30, 2009, respectively (combined effective interest rate of 4.05% at September 30, 2009)	663,067	647,801
$170 million Second Lien Term Loan facility, expiring on May 16, 2014, bearing interest at a variable base rate (LIBOR) plus a spread rate (total rate 6.46% and 5.29%) and net of unamortized discount of $17,837 and $15,894 at December 31, 2008 and September 30, 2009, respectively (combined effective interest rate of 7.88% at September 30, 2009)	152,163	154,106

Less current portion	(17,244)	(5,139)

Long-term debt	$807,986	$796,768

     On November 16, 2006, EBS LLC entered into two credit agreements with several lenders that provided a $755,000 term loan (“First Lien Term Loan”), a $50,000 revolving credit agreement (“Revolver”) and a $170,000 term loan (“Second Lien Term Loan”). In connection with these credit agreements, EBS LLC paid fees of approximately $17,900 to the lenders of which the unamortized portion is classified as a reduction of the carrying value of the credit agreements in each period. Additionally, in connection with the 2008 Transaction, 48% of the carrying value of these credit agreements was adjusted to fair value which resulted in a discount of $66,395, the unamortized portion of which has similarly been classified as a reduction of the carrying value of the credit agreements.
     Effective July 7, 2009, the credit agreements were amended to modify the definition of a “change in control” and to provide EBS LLC with the right to fund certain tax obligations, as well as accounting, legal, and other costs of the Company (subject to an annual limit of $5,000 of these other costs). In connection with this amendment, the Company paid fees of approximately $359 to the lenders of which the unamortized portion is classified as a reduction of the carrying value of the credit agreements. Additionally, the Company incurred approximately $512 of fees paid to third parties in connection with this amendment that were expensed in the quarter ended September 30, 2009.
     The Revolver expires November 2012 and provides for revolving loans not to exceed $50,000, of which $12,000 may be used for letters of credit in support of payment obligations of the Company. As of September 30, 2009, the Company had no borrowings outstanding, undrawn letters of credit totaling $5,750, and $44,250 available for future borrowings under the Revolver. The Company pays a quarterly commitment fee on the unused portion of the Revolver that fluctuates, based upon certain leverage ratios, between 0.375% and 0.5% per annum.
     The First Lien Term Loan is payable in quarterly principal installments of approximately $1,800, plus accrued interest, beginning in March 2007 through September 2013, with a balloon payment of the remaining principal amount outstanding due upon maturity in November 2013. These installment payments are subject to adjustment based upon optional and mandatory prepayment activity. Mandatory prepayments of principal related to excess cash flow, as defined, and other circumstances are also required.
     The Second Lien Term Loan is subordinate to the First Lien Term Loan and matures in May 2014.
     The credit agreements require EBS LLC to maintain certain financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio. The credit agreements also impose restrictions related to capital expenditures, investments, additional debt or liens, asset sales, transactions with affiliates and equity interests, among other items. Additionally, the credit agreements include restrictions on the payment of dividends or distributions (other than to fund income tax liabilities) to or advances or loans to parties that are not party to the credit agreements. In the case of dividends, the credit agreements generally limit payments to non-loan parties (including the Company) with such limitations increasing based on achievement of certain leverage ratios. Transactions with affiliates are limited to those which are approved by a majority of the non-interested members of the EBS LLC

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
board of directors and whose terms are no less favorable than those available to an unrelated person. Substantially all of the Company’s net assets are subject to the restrictions of these credit agreements. EBS LLC believes it was in compliance with all debt covenants at September 30, 2009. This debt is secured by substantially all of the assets of EBS LLC and is guaranteed by EBS Master.
7. Interest Rate Swap
     Derivative financial instruments are used to manage the Company’s interest rate exposure. The Company does not enter into financial instruments for speculative purposes. Derivative financial instruments are accounted for in accordance with FASB ASC Derivatives and Hedging Topic and are measured at fair value and recorded on the balance sheet. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in interest expense in current earnings during the period of change.
     The following table summarizes the fair value of the Company’s derivative instrument at December 31, 2008 and September 30, 2009:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
		December 31,	September 30,
	Balance Sheet Location	2008	2009
Derivatives designated as hedging instruments:
Interest rate swap	Other long-term liabilities	$(31,244)	$(25,648)

     Cash Flow Hedging Relationships
     Effective December 29, 2006, the Company entered into an interest rate swap agreement, which matures in December 2011, to reduce the variability of interest payments associated with its total long-term debt. The notional amount of the swap was $482,220 and $478,823 as of December 31, 2008 and September 30, 2009, respectively. Changes in the cash flows of the interest rate swap are intended to offset the changes in cash flows attributable to fluctuations in the three month variable base rates underlying the Company’s long-term debt obligations. As of September 30, 2009, $17,108 of net losses associated with the existing cash flow hedge, which have been recorded within accumulated other comprehensive income, are expected to be reclassified to interest expense within the next twelve months.
     The 2008 Transaction represented a redesignation event. As the Company’s interest rate swap did not meet all the criteria for hedge accounting at that time, changes in the fair value subsequent to the 2008 Transaction but prior to its redesignation as a cash flow hedge on September 30, 2008, were recorded within interest expense during the period from February 8, 2008 to September 30, 2008. Additionally, the amortization of the amounts reflected in other comprehensive income at the date of the 2008 Transaction related to the discontinued cash flow hedge are and continue to be reflected within interest expense in the unaudited condensed consolidated statement of operations. Amortization of amounts included in other comprehensive income related to the discontinued original hedge is expected to total approximately $6,400 over the next twelve months.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
     The effect of the derivative instrument on the unaudited condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2008 and 2009 is summarized in the following tables:

			Location of	Amount of
			Gain/(Loss)	Gain/(Loss)
			Reclassified	Reclassified
Derivatives in	Amount of		from	from		Location of
Cash	Gain/(Loss)		Accumulated	Accumulated		Gain/(Loss)	Gain/(Loss) Recognized
Flow Hedging	Recognized in OCI		OCI into	OCI into		Recognized in Income	in Income on
Relationships	on Derivative		Income	Income		on Derivative	Derivative
	(Effective		(Effective	(Effective		(Ineffective Portion and Amount
	Portion)		Portion)	Portion)		Excluded from Effectiveness Testing)
For the three months ended September 30
	2008	2009		2008	2009		2008	2009
Interest rate swap	—	$1,113	Interest expense	$(6,329)	$(7,338)	Interest expense	—	—

For the nine months ended September 30

	2008	2009		2008	2009		2008	2009

Interest rate swap	$(10,980)	$5,596	Interest expense	$(14,521)	$(20,030)	Interest expense	—	—

		Amount of
		Gain/(Loss)
	Location of Gain/(Loss)	Recognized in
Derivatives Not	Recognized in Income on	Income on
Designated as	Derivative	Derivative
Hedging Instruments	Three months ended September 30
		2008	2009
Interest rate swap	Interest expense	$920	—

	Nine months ended September 30
	Derivative	2008	2009
Interest rate swap	Interest expense	$12,714	—

8. Fair Value Measurements
     Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The Company’s financial assets and liabilities that are measured at fair value on a recurring basis consist principally of the Company’s derivative financial instrument. The valuation of the Company’s derivative financial instrument is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
     To comply with the provisions of FASB ASC Fair Value Measurements and Disclosures Topic, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
     The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.
Fair Value Measurements at Reporting Date Using:

				Significant
			Significant Other	Unobservable
	Balance at	Quoted in Markets	Observable Inputs	Inputs
Description	September 30, 2009	Identical (Level 1)	(Level 2)	(Level 3)
Interest Rate Swap	$25,648	—	$25,648	—

Total	$25,648	—	$25,648	—

     Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and by its counterparties. However, as of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Assets and Liabilities Measured at Fair Value upon Initial Recognition
     The carrying amount and the estimated fair value of financial instruments held by the Company as of September 30, 2009 were:

	Carrying
	Amount	Fair Value
Cash and cash equivalents	$194,989	$194,989
Accounts receivable	152,460	152,460
Long-term debt	801,907	825,649
     The carrying amounts of cash equivalents and accounts receivable approximate fair value because of their short-term maturities. The fair value of long-term debt is based upon market trades by investors in partial interests of these instruments.
9. Legal Proceedings
     In the normal course of business, the Company is subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management’s opinion, the liabilities, if any, in excess of amounts provided or covered by insurance, are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
10. Capital Stock
Common Stock
     Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 400,000,000 shares of Class A common stock and 52,000,000 shares of Class B common stock, each with a par value of $0.00001. The Class A and Class B common stock each provide holders with one vote on all matters submitted to a vote of stockholders; however, the holders of Class B common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to the holders of the Class A common stock. Shares of Class B common stock, together with the corresponding EBS Units, may be exchanged with the Company for shares of Class A common stock on a one-for-one basis. All shares of the Class A and Class B common stock generally vote together, as a single class, on all matters submitted to a vote of the stockholders.
Preferred Stock
     Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 25,000,000 shares of preferred stock, with a par value of $0.00001 per share. As of September 30, 2009 and December 31, 2008, there was no preferred stock outstanding.
Initial Public Offering
     On August 11, 2009, the Company priced the IPO of its Class A common stock pursuant to a Registration Statement on Form S-1 (File No. 333-153451), as amended, and Registration Statement on Form S-1MEF (File No. 333-161270) (collectively, the “Registration Statements”) filed with the Securities and Exchange Commission. In the IPO, an aggregate of 27,255,000 shares of Class A common stock, consisting of 10,725,000 Class A shares registered on behalf of the Company and 16,530,000 Class A shares registered on behalf of selling stockholders (including 3,555,000 Class A shares representing an over-allotment option granted by the selling stockholders to the underwriters in the IPO) were offered and sold to the public at a price per share of $15.50. The IPO closed on August 17, 2009, and the Company raised a total of approximately $166,238 in gross proceeds from the IPO, or $145,211 in net proceeds after deducting underwriting commissions and other associated costs (including approximately $3,100 of offering expenses paid in 2008).

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
Noncontrolling Interests
     The Company has executed transactions that both increased and decreased its ownership interest in EBS Master. These changes are summarized in the following table:

	Nine months ended
	September 30,
	2008	2009
Net income attributable to Emdeon Inc.	$5,136	$6,440

Transfers (to) from the noncontrolling interest

Increase in Emdeon Inc. paid-in capital for issuance of 1,850,000 EBS Units in connection with the acquisition of eRx	—	3,530

Decrease in Emdeon Inc. paid-in capital for issuance of 2,537,325 EBS Units to management	—	(11,979)

Increase in Emdeon Inc. paid-in capital for the issuance of 349,166 EBS Units	—	559

Increase in Emdeon Inc. paid-in capital related to exchange of EBS Units held by eRx selling stockholders for shares of Emdeon Inc. Class A common stock	—	21,919

Increase in Emdeon Inc. paid-in capital related to the issuance of 10,354,240 EBS Units	—	13,799

Decrease in Emdeon Inc. paid-in capital for purchase of 370,760 EBS Units from management	—	(1,115)

Net transfers (to) from noncontrolling interest	—	26,713

Change from net income attributable to Emdeon Inc. and transfers (to) from noncontrolling interest	$5,136	$33,153

11. Equity-Based Compensation Plans
     Prior to the IPO, certain employees and directors of the Company participated in one of two equity-based compensation plans—the Amended and Restated EBS Executive Equity Incentive Plan (the “EBS Equity Plan”) and the Amended and Restated EBS Incentive Plan (the “EBS Phantom Plan”). In connection with the IPO, outstanding awards under the EBS Phantom Plan were converted into awards under the 2009 Equity Incentive Plan adopted by the Company’s stockholders in July 2009 (the “2009 Plan”) and outstanding awards under the EBS Equity Plan were converted into EBS Units that are governed by individual agreements with certain directors and members of executive management (“Management Awards”), as well as awards under the 2009 Plan.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
EBS Equity Plan
     The EBS Equity Plan consisted of a class of non-voting EBS Master equity units called Grant Units. The Grant Units represented profits interests in EBS Master. The Grant Units appreciated with increases in value of EBS Master. All Grant Units were issued by a separate legal entity, EBS Executive Incentive Plan LLC, which was created for this sole purpose and held no other assets. The Grant Units generally vested ratably over a four or five year period. For all awards granted prior to May 26, 2009, EBS Master had the right, but not the obligation, to repurchase any employee’s vested units on termination of employment. If EBS Master exercised this repurchase right, the employee would receive a cash payment based on a formula specified in the EBS Equity Plan.
     Awards under the EBS Equity Plan were historically accounted for as liabilities due to certain repurchase features and were recorded at fair value at the end of each reporting period in accordance with the vesting schedule. On June 26, 2009, the Company modified the terms of each of the awards to remove the Company’s ability to repurchase the Grant Units within six months of vesting and to require that any repurchases following this six-month period be at fair value. As a result of this modification, the Company reclassified all of the Grant Units from liability awards to equity awards. Because the modified terms had no impact on the fair value of the Grant Units and the awards were previously classified as liabilities, compensation expense was measured based on the fair value of the Grant Units at the date of modification. Based on this fair value of the Grant Units, the Company recognized equity compensation of $4,614 at that date which reduced net income for the nine months ended September 30, 2009. No incremental compensation expense was recognized specifically as a result of the modification.
     In connection with the reorganization transactions, the Grant Units converted into (i) vested and unvested EBS Units (together with corresponding shares of Class B common stock that have voting, but no economic rights), (ii) options to purchase shares of Class A common stock that vest over three years, and (iii) options to purchase shares of Class A common stock that vest over four years. The options were granted with an exercise price equal to the IPO price. The Company has accounted for this conversion as a modification of the original Grant Unit awards and recognized $1,784 of incremental measured compensation, which will be attributed over the service period of the replacement share-based payment awards.
Performance Awards
     Under the EBS Equity Plan, EBS Master issued 850,000 Grant Units to the Company’s executive chairman that were earned and vested based on both continued employment (ratably over four years) and the attainment of certain financial performance targets with respect to each of the Company’s fiscal years ending December 31, 2011 and 2012. Under the terms of the award, the number of Grant Units that were earned and vested varied based on which, if any, of six specified financial performance targets were satisfied for each of the Company’s fiscal years ending December 31, 2011 and 2012. A maximum of 425,000 Grant Units could have been earned and vested for each of the 2011 and 2012 financial performance targets. In the event the minimum financial performance target for either of 2011 or 2012 years were not achieved, none of the Grant Units would be earned or vest related to that year. The Company recorded no compensation expense related to these awards as no performance conditions had been met.
     In connection with the reorganization transactions, the Grant Units with performance conditions converted into (i) 206,578 unvested EBS Units (together with corresponding shares of Class B common stock that have voting, but no economic rights) and (ii) 643,422 options to purchase shares of Class A common stock with an exercise price equal to the IPO price that vest over three years. The Company has accounted for this conversion as a modification of the original Grant Unit award.
EBS Phantom Plan
     The EBS Phantom Plan was designed to allow individual employees to participate economically in the future growth and value creation of EBS LLC. Each participant received a specified number of units in the EBS Phantom Plan called Phantom Units. These Phantom Units appreciated with increases in value of EBS Master above amounts specified in the respective employee’s grant agreements. These Phantom Units did not give employees an ownership interest and had no voting rights.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
     The Phantom Units generally vested ratably over a four or five year vesting period following the date of grant. Upon a realization event, as defined in the EBS Phantom Plan, the holders of these Phantom Units would receive consideration based on the product of the number of Phantom Units earned at the time of the realization event and a formula as defined in the EBS Phantom Plan. EBS Master had the right, but not the obligation, to repurchase any employee’s vested Phantom Units on termination of employment. If EBS Master exercised this repurchase right, the employee received a cash payment as defined in the EBS Phantom Plan. The Company accounted for these awards as liabilities due to the existence of these repurchase features. As a result, compensation expense was remeasured at the end of each reporting period.
     In connection with the reorganization transactions, the Phantom Units converted, depending on vesting status, into (i) shares of Class A common stock, (ii) restricted Class A common stock units and (iii) options to purchase shares of Class A common stock with an exercise price equal to the IPO price that vest over three years. The Company has accounted for this conversion as a modification of the original Phantom Unit awards. In connection with this modification, the Company calculated the final measurement of the liability at the IPO date and recognized a change in estimate for the proportion of the Phantom Units for which the requisite service had been rendered as of the IPO date. This change in estimate resulted in an increase to stock compensation expense of $9,209 for the nine months ended September 30, 2009.
     A summary of the status of unvested Grant Units and Phantom Units under the EBS Equity Plan and EBS Phantom Plan, respectively, as of December 31, 2008, and changes during the nine months ended September 30, 2009, is presented below:

		Grant Units
		with
		performance	Phantom
	Grant Units	conditions	Units

Unvested at December 31, 2008:	2,834,355	—	1,284,133
Granted	621,663	850,000	662,500
Canceled	(3,342,645)	(850,000)	(1,899,833)
Vested	(113,373)	—	(46,800)

Unvested at September 30, 2009	—	—	—

2009 Plan and Management Awards
     The Company reserved 17,300,000 shares of Class A common stock for issuance to employees, directors and consultants under the 2009 Plan adopted in July 2009. The equity granted pursuant to the 2009 Plan and Management Awards replaced outstanding awards under the EBS Equity Plan and EBS Phantom Plan. The Management Awards included 2,537,325 vested and unvested EBS Units (206,578 of these units are subject to performance conditions). The replacement awards issued under the 2009 Plan included (i) 349,166 shares of Class A common stock, (ii) 733,598 restricted Class A common stock units, (iii) options to purchase 4,213,260 shares of Class A common stock that vest over three years (including options to purchase 643,422 shares of Class A common stock subject to performance conditions), and (iv) options to purchase 448,300 shares of Class A common stock that vest over four years. As these awards were issued in connection with the conversion of the Grant Units and Phantom Units, the fair value was derived from the allocation of the remaining compensation expense previously associated with the Grant Units and Phantom Units to the respective share based payments received (i.e., EBS Units, restricted Class A common stock units, shares of Class A common stock, three year options and four year options) on a relative fair value basis.
     In addition to the awards issued in connection with the conversion of the Grant Units and Phantom Units, the Company issued options to purchase 652,000 shares of Class A common stock of the Company that vest over four years.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
EBS Units and RSUs
     The EBS Units (and corresponding shares of Class B common stock) and restricted Class A common stock units issued in connection with the conversion of the Grant Units and Phantom Units vest in accordance with the original vesting schedule of the applicable Grant Units and Phantom Units. Upon vesting, the EBS Units, together with the corresponding shares of Class B common stock, are exchangeable for Class A common stock on a one-for-one basis. Upon vesting, restricted Class A common stock units convert into Class A common stock.
     As of September 30, 2009, there was $22,771 of total unrecognized compensation expense related to unvested EBS Units and restricted Class A common stock units. This expense is expected to be recognized over a weighted average period of 2.6 years. The total fair value of the EBS Units and restricted Class A common stock units vested during the nine months ended September 30, 2009 was $14,576.
Options to Purchase Shares of Class A Common Stock
     Options to purchase shares of Class A common stock were granted under the 2009 Plan in connection with the IPO both in connection with the conversion of the Grant Units and Phantom Units, and as awards to certain employees and directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Class A common stock on the date of grant. The fair value of the options issued in connection with the conversion of the Grant Units and Phantom Units was derived by the allocation of the remaining compensation expense associated with the Grant Units and Phantom Units to the converted awards on a relative fair value basis. The Company calculated the fair value of the new options granted under the 2009 Plan in connection with the IPO using the Black-Scholes option pricing model.
     As of September 30, 2009, unrecognized compensation expense related to options granted under the 2009 Plan was $19,505. This expense is expected to be recognized over a weighted average period of 3.5 years.
Performance Awards
     The Company issued 206,578 unvested EBS Units and options to purchase 643,422 shares of Class A common stock that vest over three years in connection with the conversion of Grant Units with performance conditions held by the Company’s executive chairman. The replacement awards issued are subject to the same financial target performance condition as the Grant Units. The unvested EBS Units and options are earned and vest based upon continued employment and the attainment of certain financial performance objectives. The fair value of these awards was derived consistent with other converted awards by the allocation of the remaining compensation expense of the Grant Units with performance conditions based on relative fair value of the share based payments issued.
     The fair value of the unvested EBS Units that are subject to performance conditions issued during the nine-month period ended September 30, 2009 was $11.01 per unit. The Company has recorded no compensation expense related to these awards as no performance conditions have been met to date. As of September 30, 2009, there was $2,274 of total unrecognized compensation expense related to unvested EBS Units that are subject to performance conditions.
     The fair value of options granted during the nine-month period ended September 30, 2009 that are subject to performance conditions was $5.26 per option. The Company has recorded no compensation expense related to these awards as no performance conditions have been met to date. As of September 30, 2009, there was $3,387 of total unrecognized compensation expense related to options that are subject to performance conditions.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
Unvested EBS Units and Restricted Class A common stock Unit Activity
     A summary of the status of unvested EBS Units issued pursuant to the Management Awards and restricted Class A common stock units issued under the 2009 Plan as of December 31, 2008, and changes during the nine months ended September 30, 2009, is presented below:

		EBS Units	Restricted
		with	Class A
		performance	common
	EBS Units	conditions	stock units

Unvested at December 31, 2008:	—	—	—
Granted	1,527,354	206,578	733,598
Canceled	—	—	—
Vested	(12,139)	—	(2,632)

Unvested at September 30, 2009	1,515,215	206,578	730,966

Option Activity
     A summary of option activity under the 2009 Plan for the nine months ended September 30, 2009 is presented below:

Weighted Average
			Weighted Average		Remaining Contractual
	Options		Exercise Price		Term		Aggregate Intrinsic Value
	Service	Performance	Service	Performance	Service	Performance	Service	Performance
	Options	Options	Options	Options	Options	Options	Options	Options

Outstanding at January 1, 2009	—	—	$—	$—	—	—	$—	$—
Replacement of cancelled awards	4,018,138	643,422	15.50	15.50	9.9	9.9	2,813	450
Granted	652,000	—	15.50	—	9.9	—	456	—
Forfeited	—	—					—	—

Outstanding at September 30, 2009	4,670,138	643,422	$15.50	$15.50	9.9	9.9	$3,269	$450

Vested at September 30, 2009	—	—	$—	$—	—	—	$—	$—

Exercisable at September 30, 2009	—	—	$—	$—	—	—	$—	$—

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
Black-Scholes Option Pricing Model Assumptions
     The following table summarizes the weighted average fair values of awards valued using the Black-Scholes option pricing model and the weighted average assumptions used to develop the fair value estimates under each of the valuation models for the nine months ended September 30, 2009 and 2008:

			EBS Equity Plan
			Grant Units
			with
			performance	2009 Equity
	EBS Equity Plan Grant Units		conditions	Plan Options
	Nine months	Nine months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2009	2009	2009
Weighted average fair value	$7.09	$8.51	$6.66	$7.55
Expected dividend yield	—	—	—	—
Expected volatility	56.00%	47.00%	47.00%	47.00%
Risk-free interest rate	1.54%	2.50%	2.30%	2.53%
Expected term (years)	0.47	5.6	6.4	6.25
     Expected dividend yield — This is an estimate of the expected dividend yield on the Class A common stock/EBS Units. The Company is subject to limitations on the payment of dividends under its credit facilities as further discussed in Note 6 to the unaudited condensed consolidated financial statements. An increase in the dividend yield will decrease compensation expense.
     Expected volatility — This is a measure of the amount by which the price of the Class A common stock/EBS Units has fluctuated or is expected to fluctuate. The expected volatilities are based upon the median historical volatility of a group of peer companies, as the Class A common stock/EBS Units has not been publicly traded for a period sufficient to estimate expected volatility. An increase in the expected volatility will increase compensation expense.
     Risk-free interest rate — This is the U.S. Treasury rate for the week of the grant having a term approximating the expected life of the award. An increase in the risk-free interest rate will increase compensation expense.
     Expected term — This is the period of time over which the awards are expected to remain outstanding. The Company estimates the expected term as the mid-point between the vesting date and the contractual term. An increase in the expected term will increase compensation expense.
     During the three months and nine months ended September 30, 2008 and 2009, the Company recognized expense of $749, $12,554, $5,813 and $21,499, respectively, in the aggregate related to these equity-based compensation plans.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
12. Income Taxes
     Income taxes for the three month and nine month periods ended September 30, 2008 and 2009 amounted to an expense of $3,512, $9,245, $11,202 and $12,885, respectively. The Company’s effective tax rate was 58.1% for the nine months ended September 30, 2009 compared with 59.1% during the same period in 2008. The Company’s effective tax rate is affected by deferred tax expense resulting from differences between the book and income tax basis of its investment in EBS Master. During the nine months ended September 30, 2009, the Company reduced the amount of valuation allowance recorded against federal net operating losses by $11,835 due to a change in estimate of future utilization by management. Additionally, this benefit was partially offset by an increase in the state income tax valuation allowance related to a consolidated subsidiary in the amount of $3,712. The Company has recorded a valuation allowance against $227,082 of state net operating losses as of September 30, 2009.
     The Company recognized a $2,532 increase in its liability for uncertain tax positions during the nine months ended September 30, 2009 which was comprised of $1,372 related to state net operating losses (recorded as an adjustment to the valuation allowance) and $1,160, that if recognized, would affect the effective income tax rate.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized benefit January 1, 2009	$2,321
Increase in nine month period ended September 30, 2009	2,532

Unrecognized benefit September 30, 2009	$4,853

     The Company does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months. The Company’s U.S. federal and state income tax returns for tax years 2006 and beyond remain subject to examination by the Internal Revenue Service.
     The Company’s policy is to record interest and penalties as a part of tax provision expense. Due to the existence of net operating losses, no interest or penalties have been recognized in the periods shown.
13. Tax Receivable Agreement Obligation to Related Parties
     In connection with the IPO, the Company entered into tax receivable agreements which obligate the Company to make payments to certain parties affiliated with General Atlantic and H&F and former Grant Unit holders generally equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from the 2006 Transaction, the 2008 Transaction and exchanges of EBS Units for cash or shares of Class A common stock. The Company will retain the benefit of the remaining 15% of these tax savings.
     All future exchanges of EBS Units for cash or shares of Class A common stock related to the affiliates of H&F and the former Grant Unit holders who are parties to the tax receivable agreements are expected to result in an additional tax receivable obligation for the Company with a corresponding offset to the Company’s additional paid in capital account. Subsequent adjustments of the tax receivable obligations due to certain events (e.g. realization of net operating losses, tax rate changes or the timing of cash settlement obligations) are expected to result in a corresponding adjustment of the Company’s net income.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
14. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share of Class A common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Basic net income (loss) per share:
Numerator:
Net income (loss) attributable to Emdeon Inc.	$(1,245)	$(7,217)	$5,136	$6,440
Denominator:
Weighted average common shares outstanding	77,413,610	84,522,085	73,889,095	79,809,140

Basic net income (loss) per share	$(0.02)	$(0.09)	$0.07	$0.08

Diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to Emdeon Inc.	$(1,245)		$5,136
Net loss excluding EBS Master	—	$(3,346)	—	$(3,804)
Weighted average effect of dilutive securities
Add:
Emdeon Inc. allocation of EBS Master net income (loss)	—	(4,011)	—	10,169
Impact of exchange of Class B shares on income attributable to Emdeon Inc.	—	—	—	—

	$(1,245)	$(7,357)	$5,136	$6,365

Denominator:
Number of shares used in basic computation	77,413,610	84,522,085	73,889,095	79,809,140
Weighted average effect of dilutive securities
Add:
Restricted Class A common stock units	—	—	—	47,448

	77,413,610	84,522,085	73,889,095	79,856,588

Diluted net income (loss) per share	$(0.02)	$(0.09)	$0.07	$0.08

     Due to their antidilutive effect, the following securities have been excluded from diluted net income (loss) per share for the respective periods:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September	September
	2008	2009	30, 2008	30, 2009
Class B common stock	22,586,390	23,658,441	26,110,905	22,947,667
Options to purchase Class A common stock	—	2,588,881	—	872,443
Restricted Class A common stock units	—	142,344	—	—

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
15. Loss on Abandonment of Leased Properties
     In September 2009, the Company paid a fee of $241 for early termination of a lease in Jessup, Maryland. The Company expects to cease use of the property by the end of 2009. During December 2008, the Company ceased use of property subject to operating leases in Nashville, Tennessee and Scottsdale, Arizona.
     The following table summarizes the activity related to these contract termination costs:

Balance at December 31, 2008	$3,203
Costs incurred	742
Costs paid or otherwise settled	(1,842)

Balance at September 30, 2009	$2,103

     The estimate of the original loss, as well as all subsequent amortization associated with the abandonment of these leases, is classified within loss on abandonment of leased properties in the accompanying unaudited condensed consolidated statement of operations.
16. Segment Reporting
     Management views the Company’s operating results in three reportable segments: (i) payer services, (ii) provider services and (iii) pharmacy services. Listed below are the results of operations for each of the reportable segments. This information is reflected in the manner utilized by management to make operating decisions, assess performance and allocate resources. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to the Company’s 2008 audited consolidated financial statements included in the Registration Statements.
     Payer Services Segment
     The payer services segment provides claims management and payment distribution products and services to healthcare payers, both directly and through the Company’s channel partners, that simplify the administration of healthcare related to insurance eligibility and benefit verification, claims filing, payment integrity and claims and payment distribution.
     Provider Services Segment
     The provider services segment provides revenue cycle management solutions, patient billing and payment services and dental services to healthcare providers, both directly and through the Company’s channel partners, that simplify the providers’ revenue cycle, reduce related costs and improve cash flow.
     Pharmacy Services Segment
     The pharmacy services segment provides solutions and services to pharmacies and pharmacy benefit management companies and government agencies related to prescription benefit claim filing, adjudication and management, as well as electronic prescriptions.
     Other
     Inter-segment revenue and expenses primarily represent claims management and patient statement services provided between segments.
     Corporate and eliminations includes personnel and other costs associated with the Company’s management, administrative and other corporate services functions and eliminations to remove inter-segment revenues and expenses.
     The revenue and total segment contribution for the reportable segments are as follows:

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
For the Three Months Ended September 30, 2008

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated
Revenue from external customers
Claims management	$44,066	$—	$—	$—	$44,066
Payment services	48,699		—	—	48,699
Patient statements	—	66,279	—	—	66,279
Revenue cycle management	—	36,256	—	—	36,256
Dental	—	7,939	—	—	7,939
Pharmacy services	—	—	9,569	—	9,569
Inter-segment revenues	77	512	—	(589)	—

Net revenue	92,842	110,986	9,569	(589)	212,808
Costs and expenses:
Cost of operations	60,528	72,546	1,816	(439)	134,451
Development and engineering	2,655	3,608	1,049	—	7,312
Sales, marketing, general and administrative	6,004	7,136	1,002	8,078	22,220

Segment contribution	$23,655	$27,696	$5,702	$(8,228)	48,825

Depreciation and amortization					25,710
Interest income					(328)
Interest expense					20,410

Income before income tax provision					$3,033

For the Three Months Ended September 30, 2009

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated
Revenue to external customers
Claims management	$46,072	$—	$—	$—	$46,072
Payment services	53,345	—	—	—	53,345
Patient statements	—	69,840	—	—	69,840
Revenue cycle management	—	39,041	—	—	39,041
Dental	—	7,978	—	—	7,978
Pharmacy services	—	—	19,186	—	19,186
Inter-segment revenue	297	416	—	(713)	—

Total revenue	99,714	117,275	19,186	(713)	235,462
Costs and expenses:
Cost of operations	65,805	75,070	6,158	(562)	146,471
Development and engineering	3,847	4,297	1,901	—	10,045
Sales, marketing, general and administrative	8,037	9,038	3,413	13,335	33,823
Loss on abandonment	—	—	—	482	482

Segment contribution	$22,025	$28,870	$7,714	$(13,968)	44,641

Depreciation and amortization					26,667
Interest income					(27)
Interest expense					17,219

Income before income tax provision					$782

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
For the Nine Months Ended September 30, 2008

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated
Revenue from external customers
Claims management	$134,621	$—	$—	$—	$134,621
Payment services	142,522		—	—	142,522
Patient statements	—	198,500	—	—	198,500
Revenue cycle management	—	106,894	—	—	106,894
Dental	—	23,938	—	—	23,938
Pharmacy services	—	—	29,191	—	29,191
Inter-segment revenues	298	1,647	—	(1,945)	—

Net revenue	277,441	330,979	29,191	(1,945)	635,666
Costs and expenses:
Cost of operations	182,838	218,311	5,687	(1,413)	405,423
Development and engineering	7,453	10,472	3,104	—	21,029
Sales, marketing, general and administrative	18,727	22,888	2,896	24,798	69,309

Segment contribution	$68,423	$79,308	$17,504	$(25,330)	139,905

Depreciation and amortization					71,979
Interest income					(931)
Interest expense					49,899

Income before income tax provision					$18,958

For the Nine Months Ended September 30, 2009

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated
Revenue to external customers
Claims management	$137,440	$—	$—	$—	$137,440
Payment services	156,433	—	—	—	156,433
Patient statements	—	207,304	—	—	207,304
Revenue cycle management	—	114,825	—	—	114,825
Dental	—	23,690	—	—	23,690
Pharmacy services	—	—	40,196	—	40,196
Inter-segment revenue	434	1,388	—	(1,822)	—

Total revenue	294,307	347,207	40,196	(1,822)	679,888
Costs and expenses:
Cost of operations	188,094	221,464	9,947	(1,426)	418,079
Development and engineering	9,172	11,283	3,970	—	24,425
Sales, marketing, general and administrative	20,461	24,335	5,439	34,911	85,146
Loss on abandonment	—	—	—	742	742

Segment contribution	$76,580	$90,125	$20,840	$(36,049)	151,496

Depreciation and amortization					77,051
Interest income					(81)
Interest expense					52,330

Income before income tax provision					$22,196

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
17. Accumulated Other Comprehensive (Loss) Income
     The following is a summary of accumulated other comprehensive income (loss) balances, net of taxes and noncontrolling interest, as of and for the nine-month period ended September 30, 2009:

	Foreign	Net Losses		Accumulated
	Currency	on Cash Flow	Discontinued	Other
	Translation	Hedging	Cash Flow	Comprehensive
	Adjustment	Derivatives	Hedge	Income

Balance at December 31, 2008	$(49)	$(11,095)	$(12,051)	$(23,195)
Change associated with foreign currency translation	10	—	—	10
Change associated with current period hedging	—	(10,348)	—	(10,348)
Reclassification into earnings	—	14,062	3,960	18,022

Balance at September 30, 2009	$(39)	$(7,381)	$(8,091)	$(15,511)

18. Subsequent Events
     On October 1, 2009, the Company sold substantially all of the long-lived assets associated with its office supplies & print services business for cash of approximately $1,300. The Company expects to recognize a gain on sale of this business of approximately $500 in its fiscal fourth quarter of 2009.
     In October 2009, the Company acquired certain additional rights to specified uses of its data from HLTH in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to HLTH pursuant to an Amended and Restated Data License Agreement in connection with the 2008 Transaction. The Company expects to record an amortizable intangible asset with an estimated life of approximately eight years and an obligation of approximately $43,259 based on the present value of the scheduled annual payments through 2018. Additionally, the Company has an option, exercisable within seven months of execution of the agreement, to acquire additional data rights. If this option is exercised, an additional amortizable intangible asset and related obligation of approximately $6,300 based on the present value of the payments would be recorded at that time.
     The Company has evaluated subsequent events through November 12, 2009, the date the financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”), with the risk factors contained in the section titled “Risk Factors” in our Registration Statement on Form S-1, as amended (File No. 333-153451) (the “Registration Statement”) on file with the Securities and Exchange Commission (“SEC”) for our initial public offering (“IPO”) of our Class A common stock completed in August 2009.
     Unless stated otherwise or the context otherwise requires, references in this Quarterly Report to “we,” “us,” “our,” “Emdeon” and the “Company” refer to Emdeon Inc. and its subsidiaries.
Forward-Looking Statements
     This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read this Quarterly Report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. For further information about these and other factors that could affect our future results, please see the risk factors contained in the section titled “Risk Factors” in our Registration Statement.
     Our forward looking statements made herein speak only as of the date on which made. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements made herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report.
Overview
     We are a leading provider of revenue and payment cycle management solutions, connecting payers, providers and patients in the U.S. healthcare system. Our product and service offerings integrate and automate key business and administrative functions of our payer and provider customers throughout the patient encounter, including pre-care patient eligibility and benefits verification, claims management and adjudication, payment integrity, payment distribution, payment posting and denial management, patient billing and payment. Our customers are able to improve efficiency, reduce costs, increase cash flow and more efficiently manage the complex revenue and payment cycle process by using our comprehensive suite of products and services.
     We deliver our solutions and operate our business in three business segments: (i) payer services, which provides solutions to commercial insurance companies, third party administrators and governmental payers; (ii) provider services, which provides solutions to hospitals, physicians, dentists and other healthcare providers, such as labs and home healthcare providers; and (iii) pharmacy services, which provides solutions to pharmacies, pharmacy benefit management companies and other payers. Through our payer services segment, we provide payment cycle solutions, both directly and through our channel partners, that simplify the administration of healthcare related to insurance eligibility and benefit verification, claims filing and claims, payment integrity and payment distribution. Through our provider services segment, we provide revenue cycle management solutions and patient billing and payment services, both directly and through our channel partners, that simplify providers’ revenue cycle, reduce related costs and improve cash flow. Through our pharmacy services segment, we provide solutions to pharmacies and pharmacy benefit management companies and government agencies related to prescription benefit claim filing, adjudication and management, as well as electronic prescriptions.

     There are a number of company-specific initiatives and industry trends that may affect our transaction volumes, revenues, cost of operations and margins. As part of our strategy, we encourage our customers to migrate from paper-based claim, patient statement, payment and other transaction processing to electronic, automated processing in order to improve efficiency. Our business is aligned with our customers to support this transition, and as they migrate from paper-based transaction processing to electronic processing, even though our revenues generally will decline, our margins and profitability will typically increase. For example, because the cost of postage is included in our revenues for patient statement and payment distribution services (which is then also deducted as a cost of operations), when our customers transition to electronic processing, our revenues and costs of operations decrease as we will no longer incur or be required to charge for postage. In addition, if our payer customers migrate to exclusive eligibility and benefits verification and/or claims management services agreements with us, which we refer to as Managed Gateway Agreements (“MGAs”), our electronic transaction volume usually increases while the rebates we pay and the per transaction rate we charge under these agreements is typically reduced.
     Part of our strategy also includes acquisitions and the development and introduction of new products and services, such as information based business intelligence and data analytics solutions and electronic payment solutions for payers and providers. As we expand our business, these new and updated products and services will require us to continue to invest capital and operating resources in the development, production and marketing of these solutions in order to successfully develop and achieve market acceptance of such products and services. Excluding the equity-based compensation expense incurred during the third quarter of 2009 in connection with the IPO, we currently estimate our annual development and engineering expenses for 2009 and 2010 to be in the range of approximately 3.7% to 4.1% of revenue. We expect to fund such expenditures with cash flows generated from operations. We also may acquire, or enter into agreements with third parties to assist us in providing, new products and services. For example, we offer, or plan to offer, our electronic payment solutions through banks or vendors who contract with banks and other financial service firms. The costs of these initiatives or the failure to achieve broad penetration in target markets with respect to new or updated products and services may negatively affect our results of operations and margins.
     We also expect to continue to be affected by pricing pressure in our industry, which has led (and is expected to continue to lead) to reduced prices for the same services. We have sought in the past and will continue to seek to mitigate pricing pressure by (i) providing additional value-added products and services, (ii) increasing the volume of services we provide and (iii) managing our costs. In addition, significant changes in regulatory schemes, such as the new updated Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) standard electronic transaction code set requirements for ICD-10, American Recovery and Reinvestment Act of 2009 (“ARRA”) and other federal healthcare policy initiatives, and demographic trends affecting the healthcare industry, such as population growth and aging, could affect the frequency and nature of our customers’ healthcare transactional activity. The impact of such changes could impact our revenues, cost of operations and infrastructure expenses and thereby affect our results of operations and the way we operate our business. For example, an increase in the U.S. population, if such increase is accompanied by an increase in the U.S. population that has health benefits, or the aging of the U.S. population, which requires an overall increased need for healthcare services, may result in an increase in our transaction volumes which, in turn, may increase our revenues and costs of operations.
Organizational Structure
     The Company is a Delaware corporation. A brief history of our organizational structure is as follows:
•	Prior to November 2006, the group of companies that comprised Emdeon Business Services (“EBS”) was owned by HLTH Corporation (“HLTH”). EBS Master LLC (“EBS Master”) was formed by HLTH to act as a holding company for EBS. EBS Master, through its 100% owned subsidiary, Emdeon Business Services LLC (“EBS LLC”), owns EBS.
•	In September 2006, we were formed by General Atlantic LLC (“General Atlantic”) as a Delaware limited liability company for the purpose of making an investment in EBS Master. In November 2006, we acquired a 52% interest in EBS Master from HLTH (the “2006 Transaction”). HLTH retained a 48% interest in EBS Master upon closing of the 2006 Transaction.
•	In February 2008, HLTH sold its remaining 48% interest in EBS Master (the “2008 Transaction”) to affiliates of General Atlantic and Hellman & Friedman LLC (“H&F”). As a result, following the 2008 Transaction, EBS Master was owned 65.77% by affiliates of General Atlantic (including us) and 34.23% by affiliates of H&F. General Atlantic and H&F are sometimes referred to herein as the “Principal Equityholders.”

•	In anticipation of completing our IPO, we were converted into a Delaware corporation and changed our name to Emdeon Inc. in September 2008 and completed a corporate restructuring on August 5, 2009 (collectively, the “reorganization transactions”).
Recent Developments
     On July 2, 2009, we acquired eRx Network, L.L.C. (“eRx”), a provider of electronic pharmacy healthcare solutions. We believe the acquisition of eRx will accelerate our development of solutions for our pharmacy customers, including integrated tools for managing efficiency and profitability through innovative claims management, and will provide the combined organization with an increased presence in ePrescribing. The consideration transferred in connection with the eRx acquisition consisted of cash of approximately $74.6 million and 1,850,000 of EBS Master units (the “EBS Units”).
     On August 11, 2009, the Company priced the IPO of its Class A common stock pursuant to the Registration Statement and a Registration Statement on Form S-1MEF (File No. 333-161270) (collectively, with the Registration Statement, the “Registration Statements”). In the IPO, an aggregate of 27,255,000 shares of Class A common stock, consisting of 10,725,000 Class A shares registered on behalf of the Company and 16,530,000 Class A shares registered on behalf of selling stockholders (including 3,555,000 Class A shares representing an over-allotment option granted by the selling stockholders to the underwriters in the IPO), were offered and sold to the public at a price per share of $15.50. The IPO closed on August 17, 2009, and the Company raised a total of approximately $166.2 million in gross proceeds from the IPO, or $145.2 million in net proceeds after deducting underwriting commissions and other associated costs (including approximately $3.1 million of offering expenses paid in 2008).
     On October 1, 2009, the Company sold substantially all of the long-lived assets associated with its office supplies and print services business for cash of approximately $1.3 million. The Company expects to recognize a gain on sale of this business of approximately $0.5 million in the fourth quarter of 2009.
     In October 2009, the Company acquired certain additional rights to specified uses of its data from HLTH in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to HLTH pursuant to an Amended and Restated Data License Agreement in connection with the 2008 Transaction. The Company expects to record an amortizable intangible asset with an estimated life of approximately eight years and an obligation of approximately $43.3 million based on the present value of the scheduled annual payments through 2018. Additionally, the Company has an option, exercisable within seven months of execution of the agreement, to acquire additional data rights. If this option is exercised, an additional amortizable intangible asset and related obligation of approximately $6.3 million based on the present value of the payments would be recorded at that time.
Our Revenues and Expenses
     We generate revenues by providing products and services that automate and simplify business and administrative functions for payers and providers, generally on either a per transaction, per document, per communications basis or, in some cases, on a monthly flat-fee basis. We generally charge a one-time implementation fee to payers and providers at the inception of a contract in conjunction with related setup and connection to our network and other systems. In addition, we receive software license fees and software and hardware maintenance fees, primarily from payers who license our systems for converting paper claims into electronic ones.
     Cost of operations consists primarily of costs related to products and services we provide to customers and costs associated with the operation and maintenance of our networks. These costs include (i) postage and materials costs related to our patient statement and billing and payment distribution services, (ii) rebates paid to our channel partners, including healthcare information system vendors and electronic medical record vendors and (iii) data communications costs, all of which generally vary with our revenues. Cost of operations also includes (i) personnel costs associated with production, network operations, customer support and other personnel, (ii) facilities expenses and (iii) equipment maintenance, which vary less directly with our revenue due to the fixed or semi-fixed nature of these expenses.

     The largest component of our cost of operations is currently postage (which is also a component of our revenue). Our postage costs increase as our patient statement and payment distribution volumes increase and also when the U.S. Postal Service increases postal rates. U.S. postage rate increases, while generally billed as pass-through costs to our customers, affect our cost of operations as a percentage of revenue. In recent years, we have offset the impact of postage rate increases through cost reductions from efficiency measures, including data communication expense reductions and production efficiencies. Though we plan to continue our efficiency measures, we may not be able to offset the impact of postage rate increases in the future and, as a result, cost of operations as a percentage of revenue may rise if postage rate increases continue. Although the U.S. Postal Service has increased postal rates annually from 2006 to 2009, such annual increases may not occur as regularly in the future. For example, although not yet certain, preliminary indications from the U.S. Postmaster General are that postal rate increases will not occur during 2010.
     Rebates are paid to channel partners for electronic and other volumes delivered through our network to certain payers and can be impacted by the number of MGAs we execute with payers, the success of our direct sales efforts for provider revenue cycle management products and services and the extent to which direct connections to payers are developed by channel partners.
     Our data communication expense consists of telecommunication and transaction processing charges. Over the last several years, we have been able to reduce our data communication expense due to efficiency measures and contract pricing changes.
     Our material costs relate primarily to our patient statement and payment distribution volumes, and consist primarily of paper and printing costs.
     Development and engineering expense consists primarily of personnel costs related to the development, management and maintenance of our current and future products and services. We may invest more in this area in the future as we develop new products and enhance existing products.
     Sales, marketing, general and administrative expense (excluding corporate expense described in the next paragraph) consists primarily of personnel costs associated with our sales, account management and marketing functions and management and administrative services related to the operations of our business segments.
     Our corporate expense relates to personnel costs associated with management, administrative, finance, human resources, legal, marketing, public relations and other corporate service functions, as well as professional services, costs incurred in connection with acquisitions, certain facilities costs, advertising and promotion, insurance and other expenses related to our overall business operations. Since our IPO, we have incurred costs and we expect to incur additional costs related to becoming a public company, including additional directors’ and officers’ liability insurance, outside director compensation, additional personnel costs and the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and other compliance costs.
     Our development and engineering expense, sales, marketing, general and administrative expense and our corporate expense, while related to our current operations, are also affected and influenced by our future plans (including the development of new products and services), business strategies and enhancement and maintenance of our infrastructure.
Significant Items Affecting Comparability
     Certain significant items or events should be considered to better understand differences in our results of operations from period to period. We believe that the following items or events have had a significant impact on our results of operations for the periods discussed below or may have a significant impact on our results of operations in future periods:
     Public Company Expenses
     In August 2009, we completed an IPO of shares of our Class A common stock and our shares are listed for trading on the New York Stock Exchange. As a result, we now are required to comply with laws, regulations and requirements that we previously were not required to comply with as a private company, including provisions of Sarbanes-Oxley, other applicable SEC regulations and the requirements of the New York

Stock Exchange. Compliance with the requirements of being a public company will require us to increase our general and administrative expenses in order to pay our employees, legal counsel and independent registered public accountants to assist us in, among other things, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, as a public company, it will be more expensive for us to maintain directors’ and officers’ liability insurance.
     Efficiency Measures
     We evaluate and implement efficiency measures and other cost savings initiatives on an ongoing basis to improve our financial and operating performance through cost savings, productivity improvements and other process improvements. Since late 2006, we have increased these activities and have initiated numerous measures to streamline our operations through innovation, integration and consolidation. For instance, we are consolidating our data centers, consolidating our networks, improving utilization of our existing data communication capabilities and outsourcing certain information technology and operations functions. The implementation of these measures often involve upfront costs related to severance, professional fees and/or contractor costs, with the cost savings or other improvements not realized until the measures are successfully completed.
     Long-term Debt
     In connection with the 2006 Transaction, we borrowed an aggregate of $925.0 million under our credit agreements for which we pay interest at a variable interest rate. In order to manage our exposure to fluctuations in this interest rate, we executed an interest rate swap agreement in 2006 which has the effect of converting a portion of this obligation to a fixed rate of interest. At its inception, we designated this interest rate swap agreement as a hedge of variability in our cash flows such that changes in the value of this instrument were reflected within accumulated comprehensive income. In connection with the 2008 Transaction, this instrument no longer met the criteria for hedge accounting such that changes in its value from the date of the 2008 Transaction to its redesignation as a hedge in September 2008 were reflected within interest expense. For the nine months ended September 30, 2008, interest expense was reduced by $12.7 million due to changes in the fair value of the interest rate swap agreement.
     Income Taxes
     Our statutory federal and state income tax rate is approximately 40%. Several factors, such as valuation allowance changes and changes in the book and income tax basis difference for accounting of our investment in EBS Master, however, can affect the Company’s effective tax rate for particular periods.
     Related to the valuation allowance changes, during the nine months ended September 30, 2009, we concluded, based primarily on our taxable income during the period and the expected accretive impact of our recent acquisitions on future taxable income, that we would generate sufficient future taxable income to utilize certain of our federal net operating losses, the benefit of which we had not previously recognized. As a result, income tax expense for the three and nine month periods ended September 30, 2009 is net of a benefit of approximately $0.0 million and $11.8 million, respectively, related to these net operating losses that had been the subject of a valuation allowance in the comparable prior year periods. The benefit was partially offset by an increase in state income tax valuation allowance during the nine month period ended September 30, 2009 related to a consolidated subsidiary of approximately $3.7 million.
     Related to the changes in our basis in EBS Master, our book basis in EBS Master changes based on equity-based compensation expense, as well as activity in other comprehensive income (primarily related to our interest rate swap agreement). These changes, however, do not affect our tax basis in EBS Master. As a result, these changes in our book basis create deferred income taxes. Changes in equity-based compensation expense during the three and nine month periods ended September 30, 2009 exceeded such changes in the three and nine month periods ended September 30, 2008 by approximately $10.8 million and $23.5 million, respectively, primarily due to our IPO. Changes in other comprehensive income during the three and nine month periods ended September 30, 2009 exceeded such changes in the three and nine month periods ended September 30, 2008 by approximately $0.2 million and $10.8 million, respectively.
     Changes in our operations also may cause our apportioned state income tax rate to change from period to period. Such rate changes may require adjustment to our existing deferred income tax assets and liabilities that have been recorded primarily as a result of our investment in EBS Master, as well as the 2006 Transaction and 2008 Transaction. A change in our estimated state tax rate resulted in additional deferred income taxes of approximately $1.5 million during the three month period ended September 30, 2009.
     Stock-Based and Equity-Based Compensation Expense
     Prior to the IPO, certain of our employees and directors participated in one of two equity-based compensation plans—the Amended and Restated EBS Executive Equity Incentive Plan (the “EBS Equity Plan”) and the Amended and Restated EBS Incentive Plan (the “EBS Phantom Plan”). In connection with the IPO, outstanding awards under the EBS Phantom Plan were converted into awards under the 2009 Equity Incentive Plan adopted by the Company’s stockholders in July 2009 (the “2009 Plan”) and outstanding awards under the EBS Equity Plan were converted into EBS Units that are governed by individual agreements with certain directors and members of executive management, as well as awards under the 2009 Plan. The EBS Equity Plan consisted of a class of non-voting EBS Master equity units called Grant Units. The Grant Units represented profits interests in EBS Master and appreciated with increases in value of EBS Master. The EBS Phantom Plan was designed to allow individual employees to participate economically in the future growth and value creation at EBS LLC. Each participant received a specified number of units in the EBS Phantom Plan called Phantom Units. These Phantom Units appreciated with increases in value of EBS Master. These Phantom Units did not give employees an ownership interest in the Company and had no voting rights.
     We incurred stock-based and equity-based compensation expense of $12.6 million and $0.7 million during the three months ended September 30, 2009 and September 30, 2008, respectively, and $21.5 million and $5.8 million during the nine months ended September 30, 2009 and September 30, 2008, respectively. Comparability among the respective periods has been impacted by the following factors:
•	Change in the estimated fair value of liability awards. All equity-based awards granted under the EBS Equity Plan and EBS Phantom Plan prior to the second quarter of 2009 were classified as liabilities due to certain repurchase features. As liabilities, we were required to adjust the equity-based awards to fair value at the end of each quarter. The fair value of these liabilities generally fluctuated with the value of the underlying EBS Units.
•	Modification of equity-based awards. In June 2009, we modified the repurchase features of all Grant Units previously granted under the EBS Equity Plan. Following this modification, all Grant Units were reclassified as equity awards. Immediately prior to this reclassification, we adjusted the value of these Grant Units to their fair value and recognized equity-based compensation expense from this change in estimate of approximately $4.6 million during the nine months ended September 30, 2009.
•	Conversion in connection with our IPO. In connection with the IPO and reorganization transactions, the Phantom Units were converted into 349,166 shares of our Class A common stock, 733,598 restricted Class A common stock units and 1,401,736 options to purchase shares of our Class A common stock. As a result of the IPO and this conversion, we recognized equity-based compensation expense from this change in estimate of approximately $9.2 million during the three and nine month periods ended September 30, 2009.
•	Grant of options. On the IPO date, we also granted options to purchase 652,000 shares of our Class A common stock to certain of our employees and directors.
Critical Accounting Policies
     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. We base our estimates and assumptions on the best information available to us at the time the estimates and assumptions are made, on historical experience and on various other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
     We believe the following critical accounting policies include areas that require a significant amount of judgment and estimates.

     Revenue Recognition
     We generate revenues by providing products and services that automate and simplify business and administrative functions for payers and providers, generally on either a per transaction, per document, per communication basis or, in some cases, on a monthly flat-fee basis. We generally charge a one-time implementation fee to payers and providers at the inception of a contract in connection with related setup and connection to our network and other systems. In addition, we receive software license fees and software and hardware maintenance fees from payers who license our systems for converting paper claims into electronic claims and, occasionally, sell additional software and hardware products to such payers.
     Revenue for transaction services, payment services and patient statements are recognized as the services are provided. Postage fees related to our payment services and patient statement volumes are recorded on a gross basis in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue Recognition Topic (Principal Agent Considerations Subtopic). Implementation and software license and software maintenance fees are amortized to revenue on a straight-line basis over the contract period, which generally varies from one to three years. Software and hardware sales are recognized once all elements are delivered and customer acceptance is received.
     Cash receipts or billings in advance of revenue recognition are recorded as deferred revenues on our consolidated balance sheets.
     We exclude sales and use tax from revenue in our consolidated statements of operations.
     Software Development Costs
     We account for internal use software development costs in accordance with the FASB ASC Intangibles—Goodwill and Other Topic (Internal Use Software Subtopic). Software development costs that are incurred in the preliminary project stage are expensed as incurred. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. Training and data conversion costs are expensed as incurred. Capitalized software costs are included in property and equipment within our consolidated balance sheets and are amortized over a three-year period.
     Business Combinations
     In accordance with the FASB ASC Business Combinations Topic, we allocate the consideration transferred (i.e. purchase price) in a business combination to the acquired business’ identifiable assets, liabilities and noncontrolling interests at their acquisition date fair value. The excess of the purchase price over the amount allocated to the identifiable assets, liabilities and noncontrolling interests, if any, is recorded as goodwill. Any excess of fair value of the identifiable assets acquired and liabilities assumed over the consideration transferred, if any, is generally recognized within our earnings as of the acquisition date.
     We estimate the fair value of the assets, liabilities and noncontrolling interests based on one or a combination of income, cost, or market approaches as determined based on the nature of the asset or liability and the level of inputs available to us (i.e. quoted prices in an active market, other observable inputs or unobservable inputs). To the extent that our initial accounting for a business combination is incomplete at the end of a reporting period, we report provisional amounts for those items which are incomplete. We retroactively adjust such provisional amounts as of the acquisition date once we receive new information about facts and circumstances that existed as of the acquisition date.
     Goodwill and Intangible Assets
     Goodwill and intangible assets from our acquisitions are accounted for using the acquisition method of accounting. Intangible assets with definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets generally as follows:

Customer relationships	9 to 20 years
Trade names	20 years
Non-compete agreements	1 to 5 years
     In accordance with the FASB ASC Intangibles—Goodwill and Other Topic, we review the carrying value of goodwill annually and whenever indicators of impairment are present. With respect to goodwill, we determine whether potential impairment losses are present by comparing the carrying value of our reporting units to the fair value of our reporting units. If the fair value of the reporting unit is less than the carrying value of the reporting unit, then a hypothetical purchase price allocation is used to determine the amount of goodwill impairment.
     We have identified our payer, provider and pharmacy operating segments as our reporting units. We estimate the fair value of our reporting units using a methodology that considers both income and market approaches. Specifically, we develop an initial estimate of the fair value of each reporting unit as the present value of the expected future cash flows to be generated by the reporting unit. We then validate this initial amount by comparison to a value determined based on transaction multiples among guideline publicly traded companies.
     Each approach requires the use of certain assumptions. The income approach requires management to exercise judgment in making assumptions regarding the reporting unit’s future income stream, a discount rate and a constant rate of growth after the initial five year forecast period utilized. These assumptions are subject to change based on business and economic conditions and could materially affect the indicated values of our reporting units. For example, a 100 basis point change in our selected discount rate would result in a change in the indicated value of our payer, provider and pharmacy reporting units of approximately $91.1 million, $97.5 million and $12.6 million, respectively, which would have required an additional impairment analysis.
     The market approach requires management to exercise judgment in its selection of the guideline companies, as well in its selection of the most relevant transaction multiple. Guideline companies selected are comparable to us in terms of product or service offerings, markets and/or customers, among other characteristics. We considered two transaction multiples — (i) the ratio of market value of invested capital to earnings before interest and taxes (MVIC/EBIT) and (ii) the ratio of market value of invested capital to earnings before interest, taxes, depreciation, and amortization (MVIC/EBITDA).
     Our method of assessing the fair value of our reporting units and our method of selecting the key assumptions did not change from 2007 to 2008. However, a decline in the market returns on equity and the borrowing costs at the date of our evaluation resulted in an average 200 basis point decrease in the discount rate as compared to the prior year discount rate.
     Income Taxes
     We account for income taxes under the provisions of the FASB ASC Income Taxes Topic. We are generally required to record deferred income taxes for the tax effect of differences between book and tax bases of our assets and liabilities.
     Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved would adversely affect utilization of our deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.
     We also recognize uncertain tax positions in accordance with the FASB ASC Income Taxes Topic, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
     Equity-Based Compensation
     Compensation expense related to our equity-based awards is recognized on a straight-line basis over the vesting period under the provisions of the FASB ASC Compensation Topic (Stock Compensation Subtopic) using the modified prospective method. The fair value of equity awards is determined by use of a Black-Scholes model and assumptions as to expected term, expected volatility, expected dividends and the risk free rate.

     Tax Receivable Agreements
     In connection with the IPO, we entered into tax receivable agreements which obligate us to make payments to certain parties affiliated with General Atlantic and H&F and former Grant Unit holders generally equal to 85% of the applicable cash savings that we realize as a result of tax attributes arising from the 2006 Transaction, the 2008 Transaction and exchanges of EBS Units for cash or shares of Class A common stock. We will retain the benefit of the remaining 15% of these tax savings. We estimate that these payments will total approximately $141.7 million over the life of the tax receivable agreements with payments expected to begin during 2011.
     All future exchanges of EBS Units for cash or shares of Class A common stock related to the affiliates of H&F and the former Grant Unit holders who are parties to the tax receivable agreements are expected to result in an additional tax receivable obligation for us with a corresponding offset to our additional paid in capital account. Subsequent adjustments of the tax receivable obligations due to certain events (e.g. realization of net operating losses, tax rate changes or the timing of cash settlement obligations) are expected to result in a corresponding adjustment of our net income.

     Results of Operations
     The following table summarizes our unaudited condensed consolidated results of operations for the three and nine month periods ended September 30, 2008 and September 30, 2009 (in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2009		September 30, 2008		September 30, 2009
		% of		% of		% of		% of
	Amount	Revenue (1)	Amount	Revenue (1)	Amount	Revenue (1)	Amount	Revenue (1)
Revenues (2)
Payer Services	$92,842	43.6%	$99,714	42.3%	$277,441	43.6%	$294,307	43.3%
Provider Services	110,986	52.2	117,275	49.8	330,979	52.1	347,207	51.1
Pharmacy Services	9,569	4.5	19,186	8.1	29,191	4.6	40,196	5.9
Eliminations	(589)	(0.3)	(713)	(0.3)	(1,945)	(0.3)	(1,822)	(0.3)

Total revenues	212,808	100.0	235,462	100.0	635,666	100.0	679,888	100.0

Costs of operations
Payer Services	60,528	65.2	65,805	66.0	182,838	65.9	188,094	63.9
Provider Services	72,546	65.4	75,070	64.0	218,311	66.0	221,464	63.8
Pharmacy Services	1,816	19.0	6,158	32.1	5,687	19.5	9,947	24.7
Eliminations	(439)		(562)		(1,413)		(1,426)

Total costs of operations	134,451	63.2	146,471	62.2	405,423	63.8	418,079	61.5

Development and engineering
Payer Services	2,655	2.9	3,847	3.9	7,453	2.7	9,172	3.1
Provider Services	3,608	3.3	4,297	3.7	10,472	3.2	11,283	3.2
Pharmacy Services	1,049	11.0	1,901	9.9	3,104	10.6	3,970	9.9
Eliminations	—		—		—		—

Total development and engineering	7,312	3.4	10,045	4.3	21,029	3.3	24,425	3.6

Sales, marketing, general and admin
Payer Services	6,004	6.5	8,037	8.1	18,727	6.7	20,461	7.0
Provider Services	7,136	6.4	9,038	7.7	22,888	6.9	24,335	7.0
Pharmacy Services	1,002	10.5	3,413	17.8	2,896	9.9	5,439	13.5
Eliminations	(193)		(151)		(527)		(398)

Total sales, marketing, general and admin excluding corporate	13,949	6.6	20,337	8.6	43,984	6.9	49,837	7.3

Income from segment operations	57,096	26.8	58,609	24.9	165,230	26.0	187,547	27.6
Corporate expense	8,271	3.9	13,968	5.9	25,325	4.0	36,051	5.3
Depreciation and amortization	25,710	12.1	26,667	11.3	71,979	11.3	77,051	11.3

Operating income	23,115	10.9	17,974	7.6	67,926	10.7	74,445	10.9
Interest income	(328)	(0.2)	(27)	(0.0)	(931)	(0.1)	(81)	(0.0)
Interest expense	20,410	9.6	17,219	7.3	49,899	7.8	52,330	7.7

Income before income tax provision	3,033	1.4	782	0.3	18,958	3.0	22,196	3.3
Income tax provision	3,512	1.7	9,245	3.9	11,202	1.8	12,885	1.9

Net income (loss)	(479)	(0.2)%	(8,463)	(3.6)%	7,756	1.2%	9,311	1.4%
Net income (loss) attributable to noncontrolling interest	766		(1,246)		2,620		2,871

Net income (loss) attributable to Emdeon Inc.	$(1,245)		$(7,217)		$5,136		$6,440

(1)	All references to percentage of revenues for expense components refer to the percentage of revenues for such segment.

(2)	See “Note 16-Segment Reporting” to our unaudited condensed consolidated financial statements for further detail of our revenues within each reportable segment.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Revenues
     Our total revenues were $235.5 million for the three months ended September 30, 2009 as compared to $212.8 million for the three months ended September 30, 2008, an increase of approximately $22.7 million, or 10.6%.
     Our payer services segment revenue is summarized by product line in the following table:

	September 30.	September 30,
	2009	2008	$ Change
Claims management	$46,072	$44,066	$2,006
Payment services	53,345	48,699	4,646
Intersegment revenue	297	77	220

	$99,714	$92,842	$6,872

     Claims management revenues for the three months ended September 30, 2009 increased by approximately $2.0 million, or 4.6%, from the three months ended September 30, 2008 primarily due to an increase in the volume of electronic claims processed during the current year period, as well as $0.9 million of payment integrity solutions generated following our acquisition of the Sentinel Group in June 2009. Payment services revenues for the three months ended September 30, 2009 increased by approximately $4.6 million, or 9.5%. This increase was primarily driven by new sales and implementations, as well as the impact of the U.S. postage rate increase effective in May 2009.
     Our provider services segment revenue is summarized by product line in the following table:

	September 30,	September 30,
	2009	2008	$ Change
Patient statements	$69,840	$66,279	$3,561
Revenue cycle management	39,041	36,256	2,785
Dental	7,978	7,939	39
Intersegment revenue	416	512	(96)

	$117,275	$110,986	$6,289

     Patient statement revenues for the three months ended September 30, 2009 increased approximately $3.6 million, or 5.4%, primarily due to the acquisition of the patient statement business of GE Healthcare Information Technology (the “GE Patient Statement Acquisition”) in September 2008 and the impact of the U.S. postage rate increase effective in May 2009, partially offset by customer attrition. Revenue cycle management revenues for the three months ended September 30, 2009 increased approximately $2.8 million, or 7.7%, primarily from new sales and implementations, partially offset by attrition in legacy products. Dental revenues for the three months ended September 30, 2009 were generally consistent with those reflected in the comparable prior year period.
     Our pharmacy services segment revenues were $19.2 million for the three months ended September 30, 2009 as compared to $9.6 million for the three months ended September 30, 2008, an increase of approximately $9.6 million, or 100.0%. This increase was primarily due to our acquisition of eRx on July 2, 2009, as well as new sales and implementations.
Cost of Operations
     Our total cost of operations was $146.5 million for the three months ended September 30, 2009 as compared to $134.5 million for the three months ended September 30, 2008, an increase of approximately $12.0 million, or 8.9%.
     Our cost of operations for our payer services segment was approximately $65.8 million for the three months ended September 30, 2009 as compared to $60.5 million for the three months ended September 30, 2008, an increase of approximately $5.3 million, or 8.7%. As a percentage of revenue, our payer services costs of operations increased to 66.0% for the three months ended September 30, 2009 as compared to 65.2% for the three months ended September 30, 2008. Costs of operations for our payer services segment includes approximately $2.6 million and $0.1 million of equity-based compensation for the three months ended September 30, 2009 and September 30, 2008, respectively. Excluding this equity-based compensation, payer services cost of operations were $63.3 million for the three months ended September 30, 2009 as compared to $60.4 million for the three months ended September 30, 2008, an increase of approximately $2.8 million, or 4.7%. The increase is primarily due to revenue growth in payment services, including increased postage costs resulting from the U.S. postage rate increase effective in May 2009, which was partially offset by reduced data communication expenses from improved utilization of our existing data communication capabilities. Excluding the equity-based compensation, as a percentage of revenue, our payer services costs of operations decreased to 63.4% for the three months ended September 30, 2009 as compared to 65.1% for the three months ended September 30, 2008. This decrease was primarily due to reduced data communication expenses and production efficiencies in our payment services business.
     Our cost of operations for our provider services segment was $75.1 million for the three months ended September 30, 2009 as compared to $72.5 million for the three months ended September 30, 2008, an increase of approximately $2.5 million, or 3.5%. As a percentage of revenue, our provider services segment costs of operations decreased to 64.0% for the three months ended September 30, 2009 as compared to 65.4% for the three months ended September 30, 2008. Costs of operations for our provider services segment includes approximately $1.7 million and $0.0 million related to equity-based compensation for the three months ended September 30, 2009 and September 30, 2008, respectively. Excluding this equity-based compensation, provider services costs of operations were $73.3 million for the three months ended September 30, 2009 as compared to $72.5 million for the three months ended September 30, 2008, an increase of approximately $0.8 million, or 1.1%. The increase is primarily due to revenue growth, partially offset by reduced data communication expenses from improved utilization of our existing data communication capabilities. Excluding the equity-based compensation, as a percentage of revenue, our provider services costs of operations decreased to 62.5% for the three months ended September 30, 2009 as compared to 65.3% for the three months ended September 30, 2008. This decrease was primarily due to reduced data communication expenses, efficiency measures related to facility consolidations in our patient statement operations and higher revenue growth rates in our revenue cycle management solutions, which typically have higher margins than our other provider services solutions.
     Our cost of operations for our pharmacy services segment was $6.2 million for the three months ended September 30, 2009 as compared to $1.8 million for the three months ended September 30, 2008, an increase of $4.3 million, or 239.1%. This increase is primarily related to the inclusion of the revenues and associated costs of the eRx business following our acquisition of eRx on July 2, 2009.
Development and Engineering Expense
     Our total development and engineering expense was $10.0 million for the three months ended September 30, 2009 as compared to $7.3 million for the three months ended September 30, 2008, an increase of approximately $2.7 million, or 37.4%. Development and engineering expense includes approximately $0.9 million and $0.0 million related to equity-based compensation for the three months ended September 30, 2009 and September 30, 2008, respectively. Excluding this equity-based compensation, development and engineering expense was $9.1 million for the three months ended September 30, 2009 as compared to $7.3 million for the three months ended September 30, 2008, an increase of approximately $1.8 million, or 25.0%. This increase is primarily related to increased product development activity in the three months ended September 30, 2009 and the inclusion of the product development infrastructure associated with our acquisition of eRx on July 2, 2009, which is presently being integrated with our historical pharmacy services infrastructure.
Sales, Marketing, General and Administrative Expense (Excluding Corporate Expense)
     Our total sales, marketing, general and administrative expense (excluding corporate expense) was $20.3 million for the three months ended September 30, 2009 as compared to $13.9 million for the three months ended September 30, 2008, an increase of approximately $6.4 million, or 45.8%.
     Our sales, marketing, general and administrative expense for our payer services segment was $8.0 million for the three months ended September 30, 2009 as compared to $6.0 million for the three months ended September 30, 2008, an increase of approximately $2.0 million, or 33.9%. Sales, marketing, general and administrative expense for our payer services segment includes approximately $2.1 million and $0.2 million related to equity-based compensation for the three months ended September 30, 2009 and September 30,

2008, respectively. Excluding this equity-based compensation, payer services sales, marketing, general and administrative expense was $5.9 million for the three months ended September 30, 2009 as compared to $5.8 million for the three months ended September 30, 2008, an increase of approximately $0.1 million, or 2.4%.
     Our sales, marketing, general and administrative expense for our provider services segment was $9.0 million for the three months ended September 30, 2009 as compared to $7.1 million for the three months ended September 30, 2008, an increase of approximately $1.9 million, or 26.7%. Sales, marketing, general and administrative expense for our provider services segment includes approximately $2.0 million and $0.1 million related to equity-based compensation for the three months ended September 30, 2009 and September 30, 2008, respectively. Excluding this equity-based compensation, provider services sales, marketing, general and administrative expense was $7.1 million for the three months ended September 30, 2009 as compared to $7.0 million for the three months ended September 30, 2008, an increase of approximately $0.1 million, or 1.4%.
     Our sales, marketing, general and administrative expense for our pharmacy services segment was approximately $3.4 million for the three months ended September 30, 2009 as compared to $1.0 million for the three months ended September 30, 2008, an increase of approximately $2.4 million, or 240.6%. Sales, marketing, general and administrative expense for our pharmacy services segment includes approximately $0.4 million and $0.0 million related to equity-based compensation for the three months ended September 30, 2009 and September 30, 2008, respectively. Excluding this equity-based compensation, pharmacy services sales, marketing, general and administrative expense was $3.1 million for the three months ended September 30, 2009 as compared to $1.0 million for the three months ended September 30, 2008, an increase of approximately $2.1 million, or 206.7%. This increase is primarily related to the inclusion of the infrastructure associated with our acquisition of eRx on July 2, 2009, which is presently being integrated with our historical pharmacy services infrastructure.
Corporate Expense
     Our corporate expense was $14.0 million for the three months ended September 30, 2009 as compared to $8.3 million for the three months ended September 30, 2008, an increase of approximately $5.7 million, or 68.9%. Corporate expense includes approximately $2.8 million and $0.3 million related to equity-based compensation for the three months ended September 30, 2009 and September 30, 2008, respectively. Excluding this equity-based compensation, corporate expense was $11.2 million for the three months ended September 30, 2009 as compared to $7.9 million for the three months ended September 30, 2008, an increase of approximately $3.2 million, or 40.4%. The increase in the current year period was primarily due to (i) incremental costs associated with building the infrastructure required to operate as a public company, such as increased directors’ and officers’ liability insurance costs, increased compliance costs and additional finance, legal and other personnel costs, (ii) expenses associated with the IPO (including the costs of related amendments to our credit agreements) and (iii) costs of added corporate functions, including business development and public relations, not included in the prior year period.
Depreciation and Amortization Expense
     Our depreciation and amortization expense was $26.7 million for the three months ended September 30, 2009 as compared to $25.7 million for the three months ended September 30, 2008, an increase of approximately $1.0 million, or 3.7%. This increase was primarily due to depreciation of property and equipment placed in service subsequent to September 30, 2008, as well as additional depreciation and amortization expense related to purchase accounting adjustments associated with the eRx acquisition and GE Patient Statement Acquisition in July 2009 and September 2008, respectively.
Interest Income
     We had minimal interest income for the three months ended September 30, 2009 as compared to $0.3 million for the three months ended September 30, 2008, a decrease of approximately $0.3 million. While our interest-bearing cash and cash equivalent balances have increased since September 30, 2008, this increase was more than offset by the effect of a reduction in the market interest rates available to us during the three months ended September 30, 2009.

Interest Expense
     Our interest expense was $17.2 million for the three months ended September 30, 2009 as compared to $20.4 million for the three months ended September 30, 2008, a decrease of approximately $3.2 million, or 15.6%. This decrease is primarily due to a scheduled decrease in the notional amount of our interest rate swap of approximately $175.1 million that occurred on December 31, 2008, offset by a difference in the periods for which our interest rate swap was designated as a hedge for accounting purposes. The decrease in the notional amount of our interest rate swap agreement caused interest expense to decline because the fixed rate we paid during the three months ended September 30, 2009 under the interest rate swap exceeded the interest rate on our term loans so that less of our debt was subject to this higher fixed rate. Our notional amount is further scheduled to decrease by an additional $123.6 million on December 31, 2009.
     Our discontinuation of hedge accounting treatment in 2008 required us to adjust our interest rate swap to fair market value with the change reflected in interest expense. The three months ended September 30, 2008 included a reduction of interest expense of approximately $0.9 million related to this fair value adjustment. No similar adjustment was reflected in the three months ended September 30, 2009 as we redesignated our interest rate swap agreement as a hedge of our interest rate risk in September 2008.
Income Taxes
     Our income tax expense was $9.2 million for the three months ended September 30, 2009 as compared to $3.5 million for the three months ended September 30, 2008, an increase of approximately $5.7 million, or 163.2%. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to the change in our book basis versus tax basis in our investment in EBS Master, including the effect of income allocated to a noncontrolling interest, valuation allowance changes, state income tax rate changes and the impact of other permanent differences relative to pre-tax income.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Revenues
     Our total revenues were $679.9 million for the nine months ended September 30, 2009 as compared to $635.7 million for the nine months ended September 30, 2008, an increase of approximately $44.2 million, or 7.0%.
     Our payer services segment revenue is summarized by product line in the following table:

	September 30,	September 30,
	2009	2008	$ Change
Claims management	$137,440	$134,621	$2,819
Payment services	156,433	142,522	13,911
Intersegment revenue	434	298	136

	$294,307	$277,441	$16,866

     Claims management revenues for the nine months ended September 30, 2009 increased by approximately $2.8 million, or 2.1%, from the nine months ended September 30, 2008 primarily due to an increase in the volume of electronic claims processed during the current year period, as well as $1.1 million of payment integrity solutions generated following our acquisition of the Sentinel Group in June 2009. Payment services revenues for the nine months ended September 30, 2009 increased by approximately $13.9 million, or 9.8%. This increase was primarily driven by new sales and implementations, as well as the impact of U.S. postage rate increases effective in May 2008 and May 2009.
     Our provider services segment revenue is summarized by product line in the following table:

	September 30	September 30,
	2009	2008	$ Change
Patient statements	$207,304	$198,500	$8,804
Revenue cycle management	114,825	106,894	7,931
Dental	23,690	23,938	(248)
Intersegment revenue	1,388	1,647	(259)

	$347,207	$330,979	$16,228

     Patient statement revenues for the nine months ended September 30, 2009 increased approximately $8.8 million, or 4.4%, primarily due to the GE Patient Statement acquisition in September 2008 and the impact of U.S. postage rate increases effective in May 2008 and May 2009, partially offset by customer attrition. Revenue cycle management revenues for the nine months ended September 30, 2009 increased approximately $7.9 million, or 7.4%, primarily from new sales and implementations, partially offset by attrition in legacy products. Dental revenues for the nine months ended September 30, 2009 decreased approximately $0.2 million, or 1.0%, primarily due to pricing pressures in the dental market.
     Our pharmacy services segment revenues were $40.2 million for the nine months ended September 30, 2009 as compared to $29.2 million for the nine months ended September 30, 2008, an increase of approximately $11.0 million, or 37.7%. This increase was primarily due to the acquisition of eRx in July 2009, as well as new sales and implementations.
Cost of Operations
     Our total cost of operations was $418.1 million for the nine months ended September 30, 2009 as compared to $405.4 million for the nine months ended September 30, 2008, an increase of approximately $12.7 million, or 3.1%.
     Our cost of operations for our payer services segment was approximately $188.1 million for the nine months ended September 30, 2009 as compared to $182.8 million for the nine months ended September 30, 2008, an increase of approximately $5.3 million, or 2.9%. As a percentage of revenue, our payer services costs of operations decreased to 63.9% for the nine months ended September 30, 2009 as compared to 65.9% for the nine months ended September 30, 2008. Costs of operations for our payer services segment includes approximately $3.8 million and $0.9 million related to equity-based compensation for the nine months ended September 30, 2009 and September 30, 2008, respectively. Excluding this equity-based compensation, payer services costs of operations were $184.3 million for the three months ended September 30, 2009 as compared to $181.9 million for the nine months ended September 30, 2008, an increase of approximately $2.4 million, or 1.3%. The increase is primarily due to revenue growth in payment services, including increased postage costs resulting from the U.S. postage rate increases effective in May 2008 and May 2009, which was partially offset by (i) reduced data communication expenses from improved utilization of our existing data communication capabilities, (ii) reduced rebates due to the expiration of two contracts with a channel partner and (iii) the absence of severance costs related to 2008 efficiency measures combined with the resulting reduction in compensation for the nine months ended September 30, 2009. Excluding the equity-based compensation, as a percentage of revenue, our payer services costs of operations decreased to 62.6% for the nine months ended September 30, 2009 as compared to 65.6% for the nine months ended September 30, 2008. This decrease was primarily due to reduced data communication expenses and production efficiencies in our payment services business.
     Our cost of operations for our provider services segment was $221.5 million for the nine months ended September 30, 2009 as compared to $218.3 million for the nine months ended September 30, 2008, an increase of approximately $3.2 million, or 1.4%. As a percentage of revenue, our provider services segment costs of operations decreased to 63.8% for the nine months ended September 30, 2009 as compared to 66.0% for the nine months ended September 30, 2008. Costs of operations for our provider services segment includes approximately $2.0 million and $0.2 million related to equity-based compensation for the nine months ended September 30, 2009 and September 30, 2008, respectively. Excluding this equity-based compensation, provider services costs of operations were $219.5 million for the nine months ended September 30, 2009 as compared to $218.1 million for the nine months ended September 30, 2008, an increase of approximately $1.3 million, or 0.6%. The increase is primarily due to revenue growth, partially offset by reduced data communication expenses from improved utilization of our existing data communication capabilities. Excluding the equity-based compensation, as a percentage of revenue, our provider services costs of operations decreased to 63.2% for the nine months ended September 30, 2009 as compared to 65.9% for the nine months ended September 30, 2008. This decrease was primarily due to reduced data communication expenses and higher revenue growth rates in our revenue cycle management solutions, which typically have higher margins than our other provider services solutions.
     Our cost of operations for our pharmacy services segment was $9.9 million for the nine months ended September 30, 2009 as compared to $5.7 million for the nine months ended September 30, 2008, an increase of $4.3 million, or 74.9%. This increase is primarily related to inclusion of the revenues and associated costs of the eRx business following our acquisition of eRx on July 2, 2009.

Development and Engineering Expense
     Our total development and engineering expense was $24.4 million for the nine months ended September 30, 2009 as compared to $21.0 million for the nine months ended September 30, 2008, an increase of approximately $3.4 million, or 16.2%. Development and engineering expense includes approximately $1.0 million and $0.0 million related to equity-based compensation for the nine months ended September 30, 2009 and September 30, 2008, respectively. Excluding this equity-based compensation, development and engineering expense was $23.4 million for the nine months ended September 30, 2009 as compared to $21.0 million for the nine months ended September 30, 2008, an increase of approximately $2.5 million, or 11.7%. This increase is primarily related to increased product development activity in the nine months ended September 30, 2009 and the inclusion of the product development infrastructure associated with our acquisition of eRx on July 2, 2009, which is presently being integrated with our historical pharmacy services infrastructure.
Sales, Marketing, General and Administrative Expense (Excluding Corporate Expense)
     Our total sales, marketing, general and administrative expense (excluding corporate expense) was $49.8 million for the nine months ended September 30, 2009 as compared to $44.0 million for the nine months ended September 30, 2008, an increase of approximately $5.9 million, or 13.3%.
     Our sales, marketing, general and administrative expense for our payer services segment was $20.5 million for the nine months ended September 30, 2009 as compared to $18.7 million for the nine months ended September 30, 2008, an increase of approximately $1.7 million, or 9.3%. Sales, marketing, general and administrative expense for our payer services segment includes approximately $3.8 million and $1.4 million related to equity-based compensation for the nine months ended September 30, 2009 and September 30, 2008, respectively. Excluding this equity-based compensation, payer services sales, marketing, general and administrative expense was $16.6 million for the nine months ended September 30, 2009 as compared to $17.4 million for the nine months ended September 30, 2008, a decrease of approximately $0.8 million, or 4.3%. This decrease was primarily due to the absence in the nine month period ended September 30, 2009 of severance costs and compensation related to 2008 efficiency measures.
     Our sales, marketing, general and administrative expense for our provider services segment was $24.3 million for the nine months ended September 30, 2009 as compared to $22.9 million for the nine months ended September 30, 2008, an increase of approximately $1.4 million, or 6.3%. Sales, marketing, general and administrative expense for our provider services segment includes approximately $3.1 million and $1.0 million related to equity-based compensation for the nine months ended September 30, 2009 and September 30, 2008, respectively. Excluding this equity-based compensation, provider services sales, marketing, general and administrative expense was $21.3 million for the nine months ended September 30, 2009 as compared to $22.0 million for the nine months ended September 30, 2008, a decrease of approximately 0.7 million, or 3.2%. This decrease was primarily due to 2008 efficiency measures which reduced compensation costs, as well as our utilization of internal personnel to develop product enhancements for which eligible costs were capitalized in the nine months ended September 30, 2009. This decrease was partially offset by a moderate increase in bad debt expense related to our revenue cycle management business.
     Our sales, marketing, general and administrative expense for our pharmacy services segment was approximately $5.4 million for the nine months ended September 30, 2009 as compared to $2.9 million for the nine months ended September 30, 2008, an increase of approximately $2.5 million, or 87.8%. Sales, marketing, general and administrative expense for our pharmacy services segment includes approximately $0.4 million and $0.0 million related to equity-based compensation for the nine months ended September 30, 2009 and September 30, 2008, respectively. Excluding this equity-based compensation, pharmacy services sales, marketing, general and administrative expense was $5.1 million for the nine months ended September 30, 2009 as compared to $2.9 million for the nine months ended September 30, 2008, an increase of approximately $2.2 million, or 75.9%. This increase is primarily related to the inclusion of the infrastructure associated with our acquisition of eRx on July 2, 2009, which is presently being integrated with our historical pharmacy services infrastructure.
Corporate Expense
     Our corporate expense was $36.1 million for the nine months ended September 30, 2009 as compared to $25.3 million for the nine months ended September 30, 2008, an increase of approximately $10.7 million, or 42.4%. Corporate expense includes approximately $7.3 million and $2.4 million related to equity-based compensation for the nine months ended September 30, 2009 and September 30,

2008, respectively. Excluding this equity-based compensation, corporate expense was $28.8 million for the nine months ended September 30, 2009 as compared to $23.0 million for the nine months ended September 30, 2008, an increase of approximately $5.8 million, or 25.4%. This increase in the current year period was primarily due to (i) incremental costs associated with building the infrastructure required to operate as a public company, such as increased directors’ and officers’ liability insurance costs, increased compliance costs and additional finance, legal and other personnel costs, (ii) expenses associated with the IPO (including the costs of related amendments to our credit agreements) and (iii) costs of added corporate functions, including business development and public relations, not included in the prior year period.
Depreciation and Amortization Expense
     Our depreciation and amortization expense was $77.1 million for the nine months ended September 30, 2009 as compared to $72.0 million for the nine months ended September 30, 2008, an increase of approximately $5.1 million, or 7.0%. This increase was primarily due to depreciation of property and equipment placed in service subsequent to September 30, 2008, as well as additional depreciation and amortization expense related to purchase accounting adjustments associated with the 2008 Transaction, the GE Patient Statement Acquisition and the eRx acquisition which occurred in February 2008, September 2008 and July 2009, respectively. The increased depreciation and amortization from the 2008 Transaction is fully reflected in the nine months ended September 30, 2009 while only reflected for the period from February 8, 2008 to September 30, 2008 in the nine months ended September 30, 2008.
Interest Income
     We had minimal interest income for the nine months ended September 30, 2009 as compared to $0.9 million for the nine months ended September 30, 2008, a decrease of approximately $0.9 million. While our interest-bearing cash and cash equivalent balances have increased since September 30, 2008, this increase was more than offset by the effect of a reduction in the market interest rates available to us during the nine months ended September 30, 2009.
Interest Expense
     Our interest expense was $52.3 million for the nine months ended September 30, 2009 as compared to $49.9 million for the nine months ended September 30, 2008, an increase of approximately $2.4 million, or 4.9%. The comparability of interest expense between these two nine month periods is impacted by the adjustment of 48% of our debt to its fair value in connection with the 2008 Transaction, the discontinuation of hedge accounting treatment for our interest rate swap from February 2008 to September 2008, a decrease in the notional amount of our interest rate swap agreement, as well as a decline in the variable interest rates under our credit agreements. Both the adjustment of 48% of our debt to fair value and the discontinuation of hedge accounting treatment of our interest rate swap resulted in increased interest expense from the amortization of such items. This increased amortization is fully reflected in the nine months ended September 30, 2009 while only reflected for the period from February 8, 2008 to September 30, 2008 in the nine months ended September 30, 2008.
     Our discontinuation of hedge accounting treatment in 2008 also required us to adjust our interest rate swap to fair market value with the change reflected in interest expense. The nine months ended September 30, 2008 included a reduction of interest expense of approximately $12.7 million related to this fair value adjustment. No similar adjustment was reflected in the nine months ended September 30, 2009 as we redesignated our interest rate swap agreement as a hedge of our interest rate risk in September 2008.
Income Taxes
     Our income tax expense was $12.9 million for the nine months ended September 30, 2009 as compared to $11.2 million for the nine months ended September 30, 2008, an increase of approximately $1.7 million, or 15.0%. The effective income tax rates for the nine months ended September 30, 2009 and September 30, 2008 were 58.1% and 59.1%, respectively. Differences between the federal statutory rate and these effective income tax rates principally relate to the change in our book basis versus tax basis in our investment in EBS Master, changes in our valuation allowance, including the effect of income allocated to a noncontrolling interest, valuation allowance changes, state income tax rate changes and the impact of other permanent differences relating to pre-tax income.

Liquidity and Capital Resources
     General
     We are a holding company with no material business operations. Our principal asset is the equity interests we own in EBS Master. We conduct all of our business operations through the direct and indirect subsidiaries of EBS Master. Accordingly, our only material sources of cash are the IPO proceeds and dividends or other distributions or payments that are derived from earnings and cash flow generated by the subsidiaries of EBS Master.
     We historically financed our operations primarily through cash provided by operating activities, private sales of EBS Units to the Principal Equityholders and borrowings under our credit agreements. On August 17, 2009, we closed the IPO and received net proceeds (excluding offering related expenses of approximately $3.1 million paid during 2008) of approximately $148.3 million. We used approximately $5.4 million of our net proceeds from this offering to purchase EBS Units held by certain senior executives and will use any remaining proceeds for working capital and general corporate purposes, which may include the repayment of indebtedness and to fund future acquisitions. We believe that our existing cash on hand, the net proceeds from our IPO, cash generated from operating activities and available borrowings under our revolving credit agreement ($44.2 million as of September 30, 2009) will be sufficient to service our existing debt, finance internal growth, fund capital expenditures and fund small to mid-size acquisitions.
     As of September 30, 2009, we had cash and cash equivalents of $195.0 million as compared to $71.5 million as of December 31, 2008.
     With the exception of the use of approximately $74.6 million in cash to fund the eRx acquisition, we have generally retained the cash generated from our operations since 2007 primarily as a result of the general weakening of the global economy and its implications for the credit markets. Our cash balances in the future may be reduced if we expend our cash on capital expenditures, future acquisitions or elect to make optional prepayments under our credit agreements. In addition, if as a result of the current conditions in the credit markets, any of the lenders participating in our revolving credit agreement become insolvent, it may make it more difficult for us to borrow under our revolving credit agreement, which could adversely affect our liquidity. Credit market instability also may make it more difficult for us to obtain additional financing or refinance our existing credit facilities in the future on acceptable terms. If we were unable to obtain such additional financing when needed or were unable to refinance our credit facilities, our financial condition could be adversely affected.
     Cash Flows
     Operating Activities
     Cash provided by operations for the nine months ended September 30, 2009 was $121.1 million as compared to $62.3 million for the nine months ended September 30, 2008. This $58.8 million increase primarily reflects increased collections, net of payments associated with business growth, reduced interest payments and timing of payments at the end of 2008 as compared to the end of September 2009.
     Investing Activities
     Cash used in investing activities for the nine months ended September 30, 2009 was $106.4 million as compared to $339.3 million for the nine months ended September 30, 2008. Excluding payments related to the 2008 Transaction of $306.3 million and payments related to acquisitions totaling approximately $92.5 million (net of cash acquired), cash used in investing activities was $30.6 million for the nine months ended September 30, 2009 as compared to $16.3 million for the nine months ended September 30, 2008. The remaining increase in cash used in investing activities for the nine months ended September 30, 2009 is primarily due to capital expenditures, which have increased as compared to the prior year period due to the timing and extent of efficiency measures and product development projects.

     Financing Activities
     Cash provided by financing activities for the nine months ended September 30, 2009 was $108.9 million as compared to $301.4 million provided for the nine months ended September 30, 2008. Excluding items related to the 2008 Transaction of $307.5 million in the nine months ended September 30, 2008 and proceeds from the IPO of our Class A common stock of $148.3 million (excluding approximately $3.1 million of offering related expenses paid in 2008) in the nine months ended September 30, 2009, cash used in financing activities was $39.4 million for the nine months ended September 30, 2009 as compared to $6.0 million used for the nine months ended September 30, 2008. The remaining decrease in cash provided by financing activities for the nine months ended September 30, 2009 was attributable to (i) repurchases of $1.6 million of our Class A common stock (to satisfy employee income tax withholding requirements) following the IPO, (ii) repurchases of $5.4 million of EBS Units in connection with the IPO, (iii) a $10.0 million repayment of a revolver draw and (iv) additional debt payments of $16.0 million on our first lien credit facility.
     Credit Facilities
     In November 2006, our subsidiary, EBS LLC, entered into the first lien credit agreement, which we refer to as the “First Lien Credit Agreement,” and the second lien credit agreement, which we refer to as the “Second Lien Credit Agreement.” Together, we refer to the First Lien Credit Agreement and the Second Lien Credit Agreement as the “Credit Agreements.” The First Lien Credit Agreement provided us $805.0 million of total available financing, consisting of a secured $755.0 million term loan facility and a secured $50.0 million revolving credit facility. The revolving credit facility provides for the issuance of standby letters of credit, in an aggregate face amount at any time not in excess of $12.0 million. The issuance of standby letters of credit reduces the available capacity under our revolving credit facility. In addition, under the terms of the First Lien Credit Agreement, we can borrow up to an additional $200.0 million in incremental term loans and increase the available capacity under the revolving credit facility by $25.0 million, provided that the aggregate amount of such increases may not exceed $200.0 million.
     Effective July 7, 2009, the Credit Agreements were amended to modify the definition of a “change in control” and to provide EBS LLC with the right to fund certain tax obligations, as well as accounting, legal and other costs of the Company (subject to an annual limit of $5.0 million of these other costs). In connection with the amendment, the Company paid fees of approximately $0.4 million to the lenders of which the unamortized portion is classified as a reduction of the carrying value of the credit agreements. Additionally, the Company incurred approximately $0.5 million of fees paid to third parties in connection with this amendment that were expensed in the quarter ended September 30, 2009.
     Borrowings outstanding under the First Lien Credit Agreement amounted to $688.2 million as of September 30, 2009, and currently bear interest, at our option, at either an adjusted LIBOR rate plus 2.00% or the lenders’ alternate base rate plus 1.00%, or a combination of the two. We are generally required to make quarterly principal payments of approximately $1.8 million on the term loan facilities of the First Lien Credit Agreement through 2013.
     We are required to pay a commitment fee of 0.5% per annum, if our total leverage ratio is greater than or equal to 4.0:1, and otherwise 0.375% per annum on the undrawn portion of the revolving credit facility. We are permitted to prepay the revolving credit facility or the term loan under the First Lien Credit Agreement at any time. We are required to prepay amounts outstanding under the First Lien Credit Agreement with proceeds we receive from asset sales that generate proceeds in excess of $1.0 million, from indebtedness we incur that is not permitted under the First Lien Credit Agreement and with any excess cash flow (as defined in the First Lien Credit Agreement) we generate in any fiscal year.
     Our Second Lien Credit Agreement is a term loan facility with an aggregate principal amount of $170.0 million, which was the amount outstanding as of September 30, 2009. Borrowings outstanding under the Second Lien Credit Agreement currently bear interest, at our option, at either an adjusted LIBOR rate plus 5.00% or the lenders’ alternate base rate plus 4.00%, or a combination of the two. We are required to make quarterly interest payments. Although we are permitted to prepay the loans under our Second Lien Credit Agreement at any time, the terms of our First Lien Credit Agreement restrict our ability to make such prepayments to the amount of previous years’ retained excess cash flow (as defined under the First Lien Credit Agreement) and only if our total leverage ratio is 4.0 to 1 or better.
     The revolving portion of the First Lien Credit Agreement matures in November 2012 and the term loan matures in November 2013. The Second Lien Credit Agreement matures in May 2014. We anticipate refinancing our Credit Agreements prior to or as of their maturity dates. Given the state of the current credit environment resulting from, among other things, a general weakening of the economy, we cannot be certain that we will be successful in our refinancing efforts on acceptable terms, which could have an adverse effect on our liquidity.

     The obligations of EBS LLC under the Credit Agreements are unconditionally guaranteed by EBS Master and all of its subsidiaries and are secured by liens on substantially all of EBS Master’s assets, including the stock of its subsidiaries.
     As of September 30, 2009, total borrowings outstanding under the Credit Agreements amounted to $858.2 million (before unamortized debt discount of $56.3 million primarily related to the adjustment of our long-term debt to fair value in connection with the 2008 Transaction). Under the revolving portion of our First Lien Credit Agreement, net of $5.8 million of outstanding but undrawn letters of credit issued, we had $44.2 million in available borrowing capacity.
     During the nine months ended September 30, 2009, the weighted average cash interest rate of our borrowings under our Credit Agreements was approximately 5.7%.
     Covenants
     The Credit Agreements require us to satisfy specified financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as set forth in the Credit Agreements. The minimum interest coverage ratio permitted was 2.25:1.00 at September 30, 2009 and increases at varying intervals over time until October 1, 2011, at which time it is fixed at 3.50:1.00. At September 30, 2009, our interest coverage ratio as defined under the Credit Agreements was 4.31 to 1.00. The maximum total leverage ratio permitted was 5.00:1.00 at September 30, 2009 and declines at varying intervals over time until October 1, 2011, at which time it is fixed at 3.00:1.00. At September 30, 2009, our total leverage ratio was 3.52 to 1.00 which, under the terms of the Credit Agreement, reflected only $35.0 million of the cash on our balance sheet at September 30, 2009 as a reduction of our net debt.
     The Credit Agreements also limit us with respect to amounts we may spend on capital expenditures. The limitation varies based on certain base expenditure levels included in the Credit Agreements and the amount of unused capital expenditures from the previous calendar year, if any, as well as allowable amounts transferred from future year expenditure limits. Under the Credit Agreements, for the year ended December 31, 2009, our capital expenditures are limited to $67.0 million which includes a carryover of unused capital expenditures from 2008, as well as allowable transfers from 2010. For the years ended December 31, 2010 and 2011, our capital expenditures are limited annually to $40.0 million and $41.0 million, respectively, excluding any carryovers from previous years and allowable transfers from future years. For years ending after December 31, 2011, our capital expenditures are limited to $42.0 million annually, excluding any carryovers from previous years and allowable transfers from future years. In addition to our normal level of capital expenditures, we currently expect to incur up to $25.0 million in 2010 and 2011 to replace our primary data center in Nashville, Tennessee. We currently intend to fund investments in our new data center from operating cash flows or our revolving credit facility.
     The Credit Agreements contain negative covenants that may restrict the operation of our business, including our ability to incur additional debt, create liens, make investments, engage in asset sales, enter into transactions with affiliates, enter into sale-leaseback transactions and enter into hedging arrangements. In addition, our Credit Agreements restrict the ability of EBS Master and its subsidiaries to make dividends or other distributions to us, issue equity interests, repurchase equity interests or certain indebtedness or enter into mergers or consolidations.
     As of September 30, 2009, we were in compliance with all of the financial and other covenants under the Credit Agreements.
     The Credit Agreements do not contain provisions that would accelerate the maturity date of the loans under the Credit Agreement upon a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to obtain other capital sources in the future and could increase our cost of borrowings.
     Events of default under the Credit Agreements include non-payment of principal, interest, fees or other amounts when due; violation of certain covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross-default and cross-acceleration to indebtedness with an aggregate principal amount in excess of $20.0 million; certain ERISA events; dissolution, insolvency and bankruptcy events; actual or asserted invalidity of the guarantees or security documents; and a “Change of Control” (as such term is defined in the Credit Agreements). Some of these events of default allow for grace periods and materiality qualifiers.

     Commitments and Contingencies
     The Registration Statement discloses certain commitments and contractual obligations that existed as of December 31, 2008. The following paragraphs describe the significant additional commitments and contractual obligations that have arisen subsequent to the effective date of the Registration Statement.
     Upon the closing of our IPO, we entered into tax receivable agreements which obligate us to make payments to certain parties affiliated with General Atlantic and H&F and former Grant Unit holders generally equal to 85% of the applicable cash savings that we realize as a result of tax attributes arising from the 2006 Transaction, the 2008 Transaction and exchanges of EBS Units for cash or shares of our Class A common stock. We will retain the benefit of the remaining 15% of these tax savings. We estimate that these payments will total approximately $141.7 million over the life of the tax receivable agreements with payments expected to begin during 2011.
     In connection with our acquisition of eRx, we assumed an operating lease agreement for approximately 19,000 square feet of office space in Fort Worth Texas. The initial term of the lease is approximately 10 years (cancellable after approximately 5 years) with a base initial annual rental of approximately $0.4 million.
     In August 2009, we executed a lease for approximately 34,000 square feet of space in a building that is to be constructed to house our primary data center in Nashville, Tennessee. The initial term of the lease is 15 years with a base initial annual rental of approximately $0.5 million.
     Off-Balance Sheet Arrangements
     As of September 30, 2009, we had no off-balance sheet arrangements or obligations, other than those related to our letters of credit, our interest rate swap agreement, and surety bonds of an insignificant amount.
     Recent Accounting Pronouncements
     On January 1, 2009, the Company adopted the FASB ASC Business Combinations Topic. This topic expands the definition of a business and a business combination and generally requires the acquiring entity to recognize all of the assets and liabilities of the acquired business, regardless of the percentage ownership acquired, at their fair values. This topic also requires that contingent consideration and certain acquired contingencies be recorded at fair value on the acquisition date and that acquisition costs generally be expensed as incurred. The Company recorded approximately $0.4 million of acquisition related expenses in the nine months ended September 30, 2009 that, absent the adoption of this topic would have been capitalized. These costs are included in the accompanying unaudited condensed consolidated statement of operations within sales, marketing, general and administrative expenses. Net income for the nine months ended September 30, 2009 was reduced by approximately $0.2 million ($0.00 per diluted Class A share).
     On January 1, 2009, the Company adopted the provisions of the FASB ASC Fair Value Measurements and Disclosures Topic that related to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Examples of such circumstances include fair value measurements associated with the initial recognition of assets and liabilities in a business combination and measurements of impairment following a goodwill impairment test or an impairment of a long-lived asset other than goodwill. The adoption of this topic had no material impact on the Company’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2009.
     On January 1, 2009, the Company adopted the FASB ASC Consolidation Topic as it relates to noncontrolling interests in consolidated financial statements. The topic clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, the topic changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The presentation and disclosure requirements of the topic have been given retroactive effect for all periods presented.
     On January 1, 2009, the Company adopted additional disclosure provisions of the FASB ASC Derivatives and Hedging Topic. The additional provisions amended and expanded the disclosure requirements for derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The topic requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The required disclosures are presented within Note 7 to the Company’s unaudited condensed consolidated financial statements.
     On April 1, 2009, the Company adopted provisions of the FASB ASC Fair Value Measurements and Disclosures Topic (formerly outlined in FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). Provisions of this topic provide additional guidance for estimating fair value in accordance with the topic when the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that a fair value measurement is an exit price concept as defined in the topic. Assets and liabilities measured under Level 1 inputs are excluded from the scope of these provisions. The adoption of these provisions had no material impact on the Company’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2009.
     On April 1, 2009, the Company adopted provisions of the FASB ASC Fair Value Measurements and Disclosures Topic (formerly outlined in FASB Staff Position No. 107-1 and Accounting Principles Board Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments), to provide disclosures on the fair value of financial instruments in interim financial statements. The disclosures required by the topic are presented within Note 8 to the Company’s unaudited condensed consolidated financial statements.
     On April 1, 2009, the Company adopted the FASB ASC Subsequent Events Topic. The topic establishes general standards of accounting for and disclosure of events that occur after a company’s balance sheet date but before financial statements of the company are issued or are available to be issued. In particular, this topic sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Additionally, the topic requires companies to disclose the date through which subsequent events have been evaluated as well as the date the financial statements were issued or were available to be issued. The adoption of the topic had no material impact on the Company’s consolidated financial statements for the nine months ended September 30, 2009. The disclosures required by the topic are presented within Note 18 to the Company’s unaudited condensed consolidated financial statements.
     In August 2009, the FASB issued Accounting Standards Update 2009-05, an update to FASB ASC Fair Value Measurements and Disclosures Topic. This update clarifies the valuation techniques to be used by an entity to measure the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. The update further clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance provided in this update is effective beginning October 1, 2009 and is not expected to have a material impact on the consolidated financial statements of the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have interest rate risk primarily related to borrowings under the Credit Agreements. Term loan borrowings under the First Lien Credit Agreement bear interest, at our option, at either an adjusted LIBOR rate plus 2.00% or the lenders’ alternate base rate plus 1.00%, or a combination of the two, and borrowings under the Second Lien Credit Agreement bear interest, at our option, at either an adjusted LIBOR rate plus 5.00% or the lenders’ alternate base rate plus 4.00%, or a combination of the two. As of September 30, 2009, we had outstanding borrowings (before unamortized debt discount of $56.3 million) of $688.2 million under the First Lien Credit Agreement and $170.0 million under the Second Lien Credit Agreement.
     We manage our interest rate risk through the use of an interest rate swap agreement. Effective December 31, 2006, we entered into an interest rate swap to exchange three month LIBOR rates for fixed interest rates, resulting in the payment of an all-in fixed rate of 4.944% on an initial notional amount of $786.3 million which amortizes on a quarterly basis until maturity at December 30, 2011. At September 30, 2009, the notional amount of the interest rate swap was $478.8 million. As a result, as of September 30, 2009, $379.4 million of our total borrowings were effectively subject to a variable interest rate. Our notional amount is further scheduled to decrease by an additional $123.6 million on December 31, 2009.

     A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows. Since its redesignation on September 30, 2008, our interest rate swap qualifies for hedge accounting as a cash flow hedge. Therefore, future changes in market fluctuations related to the effective portion of this cash flow hedge do not impact our pre-tax earnings until the accrued interest is recognized on the derivative and the associated hedged debt. Based on our outstanding debt as of September 30, 2009 and assuming that our mix of debt instruments, interest rate swap and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have a pre-tax impact on our earnings and cash flows of approximately $4.7 million.
     The interest rate swap is accounted for in accordance with FASB ASC Derivatives and Hedging Topic which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized as either assets or liabilities at fair value.
     In the future, in order to manage our interest rate risk, we may enter into additional interest rate swaps, modify our existing interest rate swap or make changes that may impact our ability to treat our interest rate swap as a cash flow hedge.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.
     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
Changes in Internal Control Over Financial Reporting
     There has been no change to our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     In the normal course of business, the Company is subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management’s opinion, the liabilities, if any, in excess of amounts provided or covered by insurance, are not expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS
     The discussion of the Company’s business and operations should be read together with the risk factors contained in “Risk Factors” of our Registration Statement, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows and prospects in a material adverse manner. As of September 30, 2009, there have been no material changes to the risk factors set forth in our Registration Statement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Initial Public Offering
     On August 11, 2009, the Company commenced the IPO of its Class A common stock, par value of $0.0001. Pursuant to the Registration Statement on Form S-1 (File No. 333-153451), as amended, that was declared effective on August 11, 2009 and its Registration Statement on Form S-1MEF (File No. 333-161270) (collectively, “the Registration Statements”), the Company registered 27,255,000 shares of Class A common stock, consisting of 10,725,000 Class A shares on behalf of the Company and 16,530,000 Class A shares on behalf of the selling stockholders (including 3,555,000 Class A shares representing an over-allotment option granted by the selling stockholders to the underwriters in the IPO). The Class A common stock was registered at a proposed maximum offering price of $422.5 million pursuant to the Registration Statements. The entirety of the Class A common stock was sold in the IPO at a price per share to the public of $15.50 for an aggregate offering price of $422.5 million. Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., UBS Securities LLC, Barclays Capital Inc. acted as joint book-running managers of the offering and as representatives of the underwriters. The IPO closed on August 17, 2009, and the net proceeds of the IPO to the Company were $145.2 million (including approximately $3.1 million of offering expenses paid in 2008), determined as follows (in thousands):

Aggregate offering proceeds to the Company	$166,238
Underwriting discounts and commissions	(10,805)
Other fees and expenses	(10,222)

Total fees	$(21,027)

Net proceeds to the Company	$145,211

     As of September 30, 2009, we have used approximately $5.4 million of the proceeds from our IPO to purchase 370,760 EBS Units held by certain EBS Equity Plan participants. We anticipate that we will use the remaining net proceeds from the IPO for working capital and other general corporate purposes. Prior to application of such proceeds, we may hold the net proceeds in cash or invest them in short-term securities or investments. There has been no material change in the planned use of the IPO net proceeds from that described in the Registration Statements.
     Issuances of Class A and Class B common stock
     On August 4, 2009, the Company issued 22,586,390 shares of Class B common stock at a purchase price of $0.00001 per share to affiliates of H&F in connection with the reorganization transactions. The shares of Class B common stock were issued in a private offering pursuant to Section 4(2) of the Securities Act, as amended, and the rules and regulations promulgated thereunder. On August 12, 2009, the Company issued an aggregate of 2,537,325 shares of Class B common stock at a purchase price of $0.00001 per share to certain members of the Company’s senior management and Board of Directors. The shares of Class B common stock were issued in a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. Additionally, on August 12, 2009, the Company issued an aggregate of 1,850,000 shares of Class A common stock to the members of eRx that received EBS Units as partial consideration for the Company’s acquisition of eRx in exchange for all 1,850,000 EBS Units (and corresponding shares of Class B common stock) previously held by them. The shares of

Class A common stock were issued in a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Pursuant to a Written Consent of the Stockholders to Take Action Without a Meeting dated as of July 20, 2009, the stockholders of the Company approved the following proposals:
     (i) Approval of a Certificate of Amendment to the Certificate of Incorporation of the Company in order to increase the number of authorized shares of common stock of the Company from 600,000 shares to 65,000,000 shares and to change the par value of each share of common stock of the Company from $0.01 per share to $0.00001 per share.

Votes Cast For	Votes Against/Withheld	Votes Abstaining
520,000	0	0
     (ii) Approval of a proposal to effect a stock split with respect to the common stock of the Company, such that each share of Company common stock then issued and outstanding would be converted into 107.692308 shares of common stock of the Company following the stock split.

Votes Cast For	Votes Against/Withheld	Votes Abstaining
520,000	0	0
     (iii) Approval of the Amended and Restated Certificate of Incorporation of the Company, subject to and effective upon the closing of the IPO.

Votes Cast For	Votes Against/Withheld	Votes Abstaining
520,000	0	0
     (iv) Approval of the 2009 Plan.

Votes Cast For	Votes Against/Withheld	Votes Abstaining
520,000	0	0
     (v) Approval of the Emdeon Inc. Employee Stock Purchase Plan.

Votes Cast For	Votes Against/Withheld	Votes Abstaining
520,000	0	0

ITEM 5.	OTHER ITEMS
     Not Applicable.

ITEM 6.	EXHIBITS
     The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2009	By:	/s/ George I. Lazenby
George I. Lazenby, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2009	By:	/s/ Bob A. Newport
Bob A. Newport, Jr., Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

2.3	Agreement and Plan of Merger, dated as of July 2, 2009, by and among EBS Master LLC, Envoy LLC, Emdeon Merger Sub LLC, eRx Network, L.L.C., and Longhorn Members Representative, LLC (included as Exhibit 2.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Emdeon Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).

3.2	Amended and Restated By-laws of Emdeon Inc. (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).

4.1	Specimen Class A common stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).

4.4	Amendment No. 2 to First Lien Credit Agreement, dated as of July 7, 2009, among GA EBS Merger, LLC, as borrower, Medifax-EDI Holding Company, as additional borrower, EBS Master LLC, the lenders party thereto, Citibank, N.A., as administrative agent, collateral agent, Swingline Lender and Issuing Bank (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).

4.6	Amendment No. 1 to the Second Lien Credit Agreement, dated as of July 7, 2009, among GA EBS Merger, LLC, as borrower, Medifax-EDI Holding Company, as additional borrower, EBS Master LLC, the lenders party thereto, Citibank, N.A., as administrative agent, collateral agent, Swingline Lender and Issuing Bank (included as Exhibit 4.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).

10.1	Reorganization Agreement, dated as of August 4, 2009, by and among EBS Master LLC, Emdeon Inc. and the other parties named therein (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).

10.2	Stockholders’ Agreement, dated as of August 5, 2009, by and among Emdeon Inc. and the stockholders named therein (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).

10.3	Sixth Amended and Restated Limited Liability Company Agreement of EBS Master LLC, dated August 17, 2009 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).

10.4	Investor Tax Receivable Agreement by and among Emdeon Inc. and the other parties named therein (Exchanges), dated August 17, 2009 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).

10.5	Investor Tax Receivable Agreement by and among Emdeon Inc. and the other parties named therein (Reorganizations), dated August 17, 2009 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).

10.6	Management Tax Receivable Agreement by and among Emdeon Inc. and the persons named therein, dated August 17, 2009 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).

Exhibit No.

10.7	Agreement and Plan of Merger, dated as of August 5, 2009, by and among H&F Harrington, Inc., EBS Holdco II, LLC and Emdeon Inc. (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).

10.8	Agreement and Plan of Merger, dated as of August 5, 2009, by and among EBS Acquisition II, LLC, EBS Holdco I, LLC and Emdeon Inc. (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).

10.9	Unit Purchase Agreement, dated August 11, 2009, by and among Emdeon Inc. and the Sellers named therein (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).

10.10	Lease Agreement, dated August 24, 2009, between Solomon Airpark, LLC and Emdeon Business Services LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 25, 2009, and incorporated herein by reference).

10.11	Form of Indemnification Agreement (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).

10.13	Employment Agreement, dated July 21, 2009, among Bob A. Newport and Emdeon Business Services LLC (included as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).

10.14	Employment Agreement, dated July 7, 2009, among J. Philip Hardin and Emdeon Business Services LLC (included as Exhibit 10.14 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).

10.15	Employment Agreement, dated July 7, 2009, among Gary Stuart and Emdeon Business Services LLC (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).

10.17	Emdeon Inc. 2009 Equity Incentive Plan (included as Exhibit 10.17 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).

10.24	Form of Common Stock Subscription and EBS Unit Vesting Agreement (included as Exhibit 10.24 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).

10.25	Form of Emdeon Inc. Non-Qualified Stock Option Agreement (included as Exhibit 10.25 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).

10.26	Emdeon Inc. Employee Stock Purchase Plan (included as Exhibit 10.26 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).