Form 10-K
period 2009-12-31
Emdeon Inc.
filed 2010-03-18
CIK 1444598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34435

EMDEON INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-5799664 (I.R.S. Employer Identification No.)
3055 Lebanon Pike, Suite 1000 Nashville, TN (Address of Principal Executive Offices)	37214 (Zip Code)

(615) 932-3000
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A common stock, $0.00001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Class A common stock and Class B common stock held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, is not applicable as the registrant’s common stock was not publicly traded as of June 30, 2009. The aggregate market value of Class A common stock and Class B common stock held by non-affiliates of the registrant on March 11, 2010 was $497.7 million based on the closing sale price of the Class A common stock on the New York Stock Exchange on such date. Class B common stock is not publicly listed for trade on any exchange or market system; however, Class B common stock can be exchanged for Class A common stock on a one-for-one basis. Accordingly, the market value was calculated based on the market price of Class A common stock. For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrant are affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 11, 2010

Class A common stock, $0.00001 par value	90,460,770
Class B common stock, $0.00001 par value	24,716,126

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed subsequently with the Securities and Exchange Commission are incorporated by reference into Part III hereof.

Emdeon Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this Annual Report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in Part I, Item 1A. and elsewhere in this Annual Report. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in Part I, Item 1A. and elsewhere in this Annual Report, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

Our forward-looking statements made herein speak only as of the date on which made. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements made herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Annual Report.

Unless stated otherwise or the context otherwise requires, references in this Annual Report to “we,” “us,” “our,” “Emdeon” and the “Company” refer to Emdeon Inc. and its subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading provider of revenue and payment cycle management solutions, connecting payers, providers and patients in the U.S. healthcare system. Our product and service offerings integrate and automate key business and administrative functions of our payer and provider customers throughout the patient encounter, including pre-care patient eligibility and benefits verification, clinical exchange capabilities, claims management and adjudication, payment distribution, payment posting and denial management and patient billing and payment processing. Through the use of our comprehensive suite of products and services, our customers are able to improve efficiency, reduce costs, increase cash flow and more efficiently manage the complex revenue and payment cycle process. We believe our solutions are critical to payers and providers as they continue to face increasing financial and administrative pressures.

We deliver our solutions and operate our business in three business segments: (i) payer services, which provides services to commercial insurance companies, third party administrators and governmental payers; (ii) provider services, which provides services to hospitals, physicians, dentists and other healthcare providers, such as labs and home healthcare providers; and (iii) pharmacy services, which provides services to pharmacies, pharmacy benefit management companies and other payers. Through our payer services segment, we provide payment cycle solutions, both directly and through our network of companies with which we have contracted, including healthcare information system vendors, such as physician practice management system, hospital information system and electronic medical record vendors, to market and sell some of our products and services (“channel partners”), that simplify the administration of healthcare related to insurance eligibility and benefit verification, claims filing and claims and payment distribution. Through our provider services segment, we provide revenue cycle management solutions, patient billing and payment services and clinical exchange capabilities, both directly and through our channel partners, that simplify providers’ revenue cycle, reduce related costs and improve cash flow. Through our pharmacy services segment, we provide solutions to pharmacies and pharmacy benefit management companies and government agencies related to prescription benefit claim filing, adjudication and management, as well as electronic prescriptions.

Our services are delivered primarily through recurring, transaction-based processes that leverage our revenue and payment cycle network, the single largest financial and administrative information exchange in the U.S. healthcare system. Our revenue and payment cycle network currently reaches approximately 1,200 payers, 500,000 providers, 5,000 hospitals, 81,000 dentists and 55,000 pharmacies. In 2009, we processed a total of approximately 5.3 billion healthcare-related transactions, including approximately one out of every two commercial healthcare claims delivered electronically in the United States. We have developed our network of payers and providers over 25 years and connect to virtually all private and government payers, claim-submitting providers and pharmacies making it difficult, expensive and time-consuming for competitors to replicate our market position. Our network and related products and services are designed to easily integrate with our customers’ existing technology infrastructures and administrative workflow and typically require minimal capital expenditure on the part of the customer, while generating significant savings and operating efficiencies.

Our solutions drive consistent automated workflows and information exchanges that support key financial and administrative processes. Our market leadership is demonstrated by the long tenure of our payer and provider relationships, which for our 50 largest customers in 2009 averaged nearly 14 years as of December 31, 2009. We are the exclusive provider of certain electronic eligibility and benefits verification and/or claims management services under managed gateway agreements (“MGAs”) for nearly 400 payer customers (approximately 25% of all U.S. payers). Similarly, we are the sole provider of certain payment and remittance advice distribution services for approximately 780 of our payer customers (approximately 65% of all U.S. payers).

Our business continues to benefit from several healthcare industry trends that we believe will increase the overall number of healthcare transactions and the complexity of the reimbursement process. We believe that payers and providers will increasingly seek solutions that utilize technology and outsourced process expertise to automate and simplify the administrative and clinical processes of healthcare to enhance their profitability, while minimizing errors and reducing costs. Our critical products and services enable the healthcare system to operate more efficiently and help to mitigate the continuing trend of cost escalation across the industry.

Recent Development

•	On March 16, 2010, we entered into a definitive agreement to acquire Healthcare Technology Management Services, Inc., a management consulting company focused primarily on the healthcare payer market, for consideration of $11.0 million at closing, to be paid $8.5 million in cash and $2.5 million in our Class A common stock, and additional contingent payments of $0 to $14.0 million in cash based upon the financial performance of the acquired business for the three year period following the closing. This acquisition will allow us to assist payers in evaluating their existing information technology strategies, systems and technologies in order to help our customers implement effective solutions.

Organizational Structure and Corporate History

The Company is a Delaware corporation. Our predecessors have been in the healthcare information solutions business for approximately 25 years. We have grown both organically and through targeted acquisitions in order to offer the full range of products and services required to automate the patient encounter administration process.

A brief history of our organizational structure is as follows:

•	Prior to November 2006, the group of companies that comprised Emdeon Business Services (“EBS”) was owned by HLTH Corporation (“HLTH”). EBS Master LLC (“EBS Master”) was formed by HLTH to act as a holding company for EBS. EBS Master, through its 100% owned subsidiary, Emdeon Business Services LLC (“EBS LLC”), owns EBS.

•	In September 2006, we were formed by General Atlantic LLC (“General Atlantic”) as a Delaware limited liability company for the purpose of making an investment in EBS Master. In November 2006, we acquired a 52% interest in EBS Master from HLTH (the “2006 Transaction”). HLTH retained a 48% interest in EBS Master upon closing of the 2006 Transaction.

•	In February 2008, HLTH sold its remaining 48% interest in EBS Master (the “2008 Transaction”) to affiliates of General Atlantic and Hellman & Friedman LLC (“H&F”). As a result, following the 2008 Transaction, EBS Master was owned 65.77% by affiliates of General Atlantic (including us), who we sometimes refer to herein as the “General Atlantic Equityholders,” and 34.23% by affiliates of H&F, who we sometimes refer to herein as the “H&F Equityholders.” The General Atlantic Equityholders and H&F Equityholders are sometimes collectively referred to herein as the “Principal Equityholders.”

•	In connection with our initial public offering (“IPO”), we were converted into a Delaware corporation and changed our name to Emdeon Inc. in September 2008 and completed a corporate restructuring on August 5, 2009 (collectively, the “reorganization transactions”).

•	On August 11, 2009, we priced the IPO of our Class A common stock and began trading on the New York Stock Exchange (“NYSE”) under the symbol “EM.”

A brief description of businesses we have acquired since January 1, 2009 is as follows:

•	In June 2009, we acquired The Sentinel Group, a healthcare fraud and abuse management services provider. We acquired The Sentinel Group to expand our portfolio of offerings to help identify potential financial risks earlier in the revenue and payment cycle, creating efficiencies for payers and cost savings for both payers and providers, and to enhance our data and analytical capabilities.

•	In July 2009, we acquired eRx Network, L.L.C. (“eRx”), a provider of electronic pharmacy healthcare solutions. We acquired eRx to accelerate our development of solutions for our pharmacy customers, including integrated tools for managing efficiency and profitability through innovative claims management, and provide us with an increased presence in ePrescribing.

•	In January 2010, we acquired FutureVision Investment Group, L.L.C. (“FVTech”), a provider of outsourced services specializing in electronic data conversion and information management solutions. This acquisition will allow us to electronically process virtually all patient and third party healthcare payments regardless of the format in which payments are submitted by combining FVTech’s document conversion technology with our broad connectivity network and revenue cycle management solutions.

Our Industry

Payer and Provider Landscape

Healthcare expenditures are a significant component of the U.S. economy, representing $2.3 trillion in 2008, or 16.2% of GDP, and are expected to grow at 6.2% per year to $4.4 trillion, or 20% of GDP, in 2018. We believe the cost of healthcare administration in the U.S. was approximately $360 billion in 2008, or 17% of total healthcare expenditures, and that $150 billion of these costs were spent by payers and providers on billing and insurance administration-related activities. We believe the increased need to slow the rise in healthcare expenditures, particularly during the current period of U.S. economic weakness, increased financial pressures on payers and providers and public policy initiatives to reduce healthcare administrative inefficiencies should accelerate adoption of our solutions.

Healthcare is generally provided through a fragmented industry of providers that have, in many cases, historically under-invested in administrative and clinical information systems. Within this universe of providers, there are currently over 5,700 hospitals and over 560,000 office-based doctors. Approximately 74% of the office-based doctors are in small physician practices consisting of six or fewer physicians and have fewer resources to devote to administrative and financial matters compared to larger practices. In addition, providers can maintain relationships with 50 or more individual payers, many of which have customized claim requirements and reimbursement procedures. The administrative portion of healthcare costs for providers is expected to continue to expand due in part to the increasing complexity in the reimbursement process and the greater administrative burden being placed on providers for reporting and documentation relating to the care they provide. These complexities and other factors are compounded by the fact that many providers lack the technological infrastructure and human resources to bill, collect and obtain full reimbursement for their services, and instead rely on inefficient, labor-intensive processes to perform these functions. These manual and paper-based processes are more prone to human error and administrative inefficiencies, often resulting in increased costs and uncompensated care. As a result, we believe payers and providers will continue to seek solutions that automate and simplify the administrative and clinical processes of healthcare. We benefit from this trend given our expansive suite of administrative product and service offerings.

At the same time, payers are continually exploring new ways to increase administrative efficiencies in order to drive greater profitability and mitigate the impact of decelerating premium increases and mandated cuts in federal funding to programs such as Medicare Advantage. Payment for healthcare services generally occurs through complex and frequently changing reimbursement mechanisms involving multiple parties. The proliferation of private-payer benefit plan designs and government mandates (such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) format and data content standards) continues to increase the complexity of the reimbursement process. For example, preferred provider organizations (“PPOs”), health maintenance organizations, point of service plans and high-deductible health plans (“HDHPs”) now cover 97% of employer-sponsored health insurance beneficiaries and are more complex than traditional indemnity plans, which covered 73% of healthcare beneficiaries in 1988. In addition, industry estimates indicate that between $68 billion and $226 billion in healthcare costs are attributable to fraud each year. Despite significant consolidation among private payers in recent years, claims systems have often not been sufficiently integrated, resulting in persistently high costs associated with administering these plans. Government payers also continue to introduce more complex rules to align payments with the appropriate care provided, including the expansion of Medicare diagnosis-related group codes and the implementation of the Recovery Audit Contractor program, both of which have increased administrative burdens on providers by requiring more detailed classification of patients and care provided in order to receive and retain associated Medicare reimbursement. Further, because we believe there is an increasing number of drug prescriptions authorized by providers and an industry-wide shortage of pharmacists, we believe pharmacists must increasingly be able to efficiently process transactions in order to maximize their productivity and better control prescription drug costs. Most payers, providers and many independent pharmacies are not equipped to handle this increased complexity and the associated administrative challenges alone.

Increases in patient financial responsibility for healthcare expenses have put additional pressure on providers to collect payments at the patient point of care since more than half of every one percent increase in patient self-pay becomes bad debt. Several market trends have contributed to this growing bad debt problem, including the shift towards HDHP and consumer-oriented plans (which grew to 8.0 million in January 2009, up from 6.1 million in January 2008, 4.5 million in January 2007 and 3.2 million in January 2006), higher deductibles and co-payments for privately insured individuals and the increasing ranks of the uninsured (46.3 million or 15.4% of the U.S. population in 2009). We believe the breadth of our network, coupled with our solutions, positions us to help providers estimate financial liability and significantly improve collection at the point of care.

The Revenue and Payment Cycle

The healthcare revenue and payment cycle consists of all the processes and efforts that providers undertake to ensure they are compensated properly by payers for the medical services rendered to patients. For payers, the payment cycle includes all the processes necessary to facilitate provider compensation and use of medical services by members. These processes begin with the collection of relevant eligibility, financial and demographic information about the patient before care is provided and end with the collection of payment from payers and patients. Providers are required to send invoices, or claims, to a large number of different payers, including government agencies, managed care companies and private individuals in order to be reimbursed for the care they provide.

We believe payers and providers spend approximately $150 billion annually on these revenue and payment cycle activities. Major steps in this process include:

•	Pre-Care/Medical Treatment: The provider verifies insurance benefits available to the patient, ensures treatment will adhere to medical necessity guidelines and confirms patient personal financial and demographic information. In addition, in order to receive reimbursement for the care they provide, providers are often required by payers to obtain pre-authorizations before patient procedures or in advance of referring patients to specialists for care. Co-pay and other self-pay amounts are also collected. The provider then treats the patient and documents procedures conducted and resources used.

•	Claim Management/Adjudication: The provider prepares and submits paper or electronic claims to a payer for services rendered directly or through a clearinghouse, such as ours. Before submission, claims are validated for payer-specific rules and corrected as necessary. The payer verifies accuracy, completeness and appropriateness of the claim and calculates payment based on the patient’s health plan design, out of pocket payments relative to established deductibles and the existing contract between the payer and provider.

•	Payment Distribution: The payer sends payment and a payment explanation (i.e., remittance advice) to the provider and sends an explanation of benefits (“EOB”) to the patient.

•	Payment Posting/Denial Management: The provider posts payments internally, reconciles payments with accounts receivable and submits any claims to secondary insurers if secondary coverage exists. The provider is responsible for evaluating denial/underpayment of a claim and re-submitting it to the payer if appropriate.

•	Patient Billing and Payment: The provider sends a bill to the patient for any remaining balance and posts payments received.

Recent Industry Trends

We believe recent federal initiatives to control the rising cost of healthcare through the elimination of administrative and clinical inefficiencies will increase payer and provider adoption of healthcare information systems and electronic transactions. For example, in July 2008, Congress passed legislation providing financial incentives to Medicare providers using electronic prescribing. In addition, the American Recovery and Reinvestment Act of 2009 (“ARRA”) included approximately $19 billion in federal subsidies to incentivize the implementation and meaningful use of electronic health records. Some industry reports estimate that the federal government will spend more than $35 billion on promoting healthcare information technology through ARRA over the next decade. In addition, the integration of electronic health records with computerized physician order entry applications, such as electronic prescribing, may also promote greater utilization of electronic transactions. We believe that increasing provider adoption of electronic prescribing has contributed to making it one of the fastest growing transaction types in our business. Currently, we believe only approximately 18% of all prescriptions are transmitted electronically. Moreover, we believe we are positioned to benefit from federal policy objectives to promote cost effective healthcare and reduce fraud and abuse. We believe our historical claims data, combined with our healthcare fraud and abuse management services, positions us to benefit from government proposals and our customers’ initiatives designed to promote the detection and prevention of improper or fraudulent healthcare payments.

Reducing administrative costs continues to garner significant public policy attention. A key component of recent healthcare reform initiatives includes a focus on reducing inefficiency and increasing quality of care. For example, separate bills passed in the U.S. House of Representatives and Senate in 2009, as well as the most recent White House proposal in February 2010, include administrative simplification provisions that would accelerate adoption of standard electronic transactions, including electronic funds transfer. In late 2008, we launched the U.S. Healthcare Efficiency Indextm (the “Index”), an industry-wide transparency and efficiency initiative that identifies and tracks the transition of specific transactions from manual-to-electronic-based formats in order to raise awareness of cost saving opportunities and the immediate benefits of adopting standard electronic transactions. The Index estimates that the transition to electronic medical claims and payment-related transactions could produce over $30 billion annually in administrative cost savings.

Our Market Opportunity and Solutions

Opportunities exist to increase efficiencies and cash flow throughout many steps of the healthcare revenue and payment cycle. The breadth of our revenue and payment cycle network and solutions is illustrated in the chart below:

Products and Services

Our business operations are organized into three reportable segments: payer services, provider services and pharmacy services. The selected financial information for each operating segment is provided in Note 24 in the accompanying Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report. A description of our payer, provider and pharmacy solutions follows:

PAYER PRODUCTS AND SERVICES

Pre-Care and Claim Management/Adjudication

Our web-based pre-care solutions interface directly with the payer’s own systems allowing providers to process insurance eligibility and benefits verification tasks prior to the delivery of care without the need for live payer/provider interaction. Our claim submission solutions include electronic data interchange (“EDI”) and paper-to-EDI conversion of insurance claims through high-volume imaging, batch and real-time healthcare transaction information exchanges and intelligent routing between payers and our other business partners. We also validate payer adjudication rules and edit claims for proper format, including standards in accordance with HIPAA, before submission to minimize manual processes associated with pending claims. Our healthcare fraud and abuse management services business combines sophisticated data analytics solutions and technology with an experienced team of fraud investigators to help identify potential financial risks earlier in the revenue and payment cycle and prevent payment of fraudulent and abusive claims, creating efficiencies and cost savings for payers and providers.

The following is a list and brief description of our payer pre-care and claim management/adjudication products and services:

Emdeon CareComm sm	Enables payers to engage their provider network through pre-care messaging that leverages a real-time eligibility connection.

Emdeon Transform	High-volume imaging, data capture and transaction/forms processing software capable of scanning any form, claim or document to enable electronic transaction processing.

Emdeon Paper-to-EDI Conversion	Converts paper claims to electronic formats capable of submission to payer adjudication systems. This service may also include full mailroom outsourcing.

Emdeon Claims Connection	A direct connectivity service for claims transactions.

Emdeon Eligibility	Provides network connection via HIPAA-standard formats supporting eligibility inquiry and response, claim status, find provider, healthcare services review request and response, healthcare services review inquiry and response and claim financial inquiry.

Emdeon Hosted Eligibility	Offers payer organizations the functionality for real-time healthcare transaction exchange in HIPAA-standard formats and enables real-time eligibility and benefits inquiry and response capability.

Emdeon Patient Responsibility Estimatorsm	An extension of Emdeon’s eligibility services which estimates the patient’s out-of-pocket responsibility.

Emdeon Electronic Remittance Advice	Provides Emdeon network connection via HIPAA-standard format supporting electronic remittance advice (“ERA”).

Emdeon Advanced Claiming	Improves the efficiency of the payment settlement cycle and lowers processing cost-per-claim by providing intelligent routing between payers, PPOs and other business partners and applying payer-specific pre-adjudication services to all claims.

Emdeon Visionsm for Claim Management	A web-based application that offers payers claim-level views into the electronic claim filing process from claim submission to Emdeon through delivery to the payer.

Emdeon Third-Party Liability Analysis	Manages the process of mapping Medicaid claims data to commercial payers’ eligibility rosters. Helps Medicaid recover overpaid claim dollars and limit future overpayments by identifying commercial payers with primary coordination of benefits responsibility.

Emdeon Fraud Prevention Services	Analyzes claims data to identify and prevent potential fraudulent or abusive activity.

Payment Distribution

Our payment and remittance distribution solutions facilitate the paper and electronic distribution of payments and payment related information by payers to providers, including EOBs to patients. Because of the breadth and scale of our connectivity to both payers and providers, our payer customers can realize significant print and operational cost savings through the use of either electronic payment and remittance products or our high-volume “co-operative” print and mail solutions to reduce postage and material costs. In addition, we offer electronic solutions that integrate with our print and mail platform to drive the conversion to electronic payment and remittance. We expect to see further transition from paper based processes to electronic processes over time because of the substantial cost savings available to payers by adopting electronic payment, remittance advice and EOB distribution.

The following is a list and brief description of our payer payment distribution products and services:

Emdeon Printing and Fulfillment	Print and mail service that enables payers to realize postage and print savings through state-of-the-art fulfillment capabilities and efficient management of print and mailroom processes.

Emdeon Healthpayers USA Postage Cooperative	Consolidates communications to providers, including EOBs, payments and correspondence, across all of a provider’s contracted payers.

Emdeon ePayment	Offers payers the ability to distribute payments to providers electronically including online access to ERA and payment information.

PROVIDER PRODUCTS AND SERVICES

Pre-Care/Medical Treatment

Our patient eligibility and verification solutions, including automated referral approval applications, assist our provider customers in determining a patient’s current health benefits levels and also integrating other information to help determine a patient’s ability to pay, as well as the likelihood of charity care reimbursement. These solutions help to mitigate a provider’s exposure to bad debt expense by providing clarity into a patient’s insurance coverage, ultimate out-of-pocket responsibility and ability to pay. As part of the medical treatment process, providers may use our clinical exchange capabilities to order and access lab reports and for ePrescribing.

The following is a list and brief description of our provider pre-care/medical treatment products and services:

Emdeon Assistant	Simplifies patient registration through real-time automation of patient eligibility and verification tasks. Includes the capability to verify patient addresses and provide credit scoring.

Emdeon Patient Responsibility Estimatorsm	An extension of Emdeon’s eligibility services which estimates the patient’s out-of-pocket responsibility by combining contract rate, treatment and benefits information.

Emdeon Revenue & Reimbursement Analytics	Pre-care batch screenings of patient account information which allows providers to identify insurance eligible accounts in their self-pay roster to increase revenue collection and reduce bad debt expense.

Emdeon Provider Direct	Direct connectivity to the Emdeon network for insurance eligibility and benefits transactions.

Emdeon Application & Imaging Manager	Automates Medicaid and charity care applications to streamline workflow, reduce errors and save time for hospitals and other providers that help patients fill out these applications.

Emdeon Office	Web-based service with the ability to process insurance eligibility and benefits verification tasks, as well as process claims for payers connected to the Emdeon network.

Emdeon POS	Point-of-service terminals for verifying patient insurance and benefits.

Emdeon Dental Direct Solution	A software application that allows dental practices to process insurance eligibility verification and check claim status through the Emdeon network.

Emdeon Dental Provider Services	A web-based application designed to provide a simplified, end-to-end, single source solution to dental offices, allowing real-time eligibility and benefits verification and claim status tracking by connecting users to the Emdeon network of dental payers.

Emdeon Vendor Connect	Direct connectivity to the Emdeon network for insurance eligibility and benefits, claims processing, claim status and ERAs for vendors.

Emdeon Clinician	Order entry and reports distribution of any clinical documentation. Allows physicians and office staff to process lab orders and access laboratory reports, transcription reports, radiology reports, face sheets and images from any computer that has Internet access.

Emdeon ClinicianRx	A web-based ePrescribing solution. Using a personal digital assistant or secure Internet browser, prescribers have access to complete medication histories, drug formularies and drug information at the point-of-care.

Claim Management/Adjudication

Our claims management solutions can be delivered to a provider via our web-based direct solutions or through our network of channel partners. In either case, our claim management solutions leverage our industry leading payer connectivity to deliver consistent and reliable access to virtually every payer in the United States. Our solutions streamline reimbursement by providing (i) tools to improve provider workflow, (ii) tools to edit claims prior to submission and identify errors that delay reimbursement and (iii) robust reporting to providers in order to reduce claim rejections and denials.

The following is a list and brief description of our provider claim management/adjudication products and services:

Emdeon Claim Master	A web-based billing management solution that allows providers to manage their billing processes across all facilities.

Emdeon Office	Web-based service with the ability to submit claims to payers connected to the Emdeon network.

Emdeon Provider Direct	Direct connectivity to the Emdeon network for claims processing.

Emdeon Medicare Secondary Billing-Accelerated	Allows accelerated processing of secondary claims once the electronic remittance advice is received. Data is automatically updated and the secondary claim is produced.

Emdeon 72-Hour RuleCheck	Provides a means of checking Medicare claims for 72-hour billing conflicts before submission of claim or after adjudication.

Emdeon Dental Direct Solution	A software application that allows dental practices to submit claims and check claim status through the Emdeon network.

Emdeon Vendor Connect	Direct connectivity to the Emdeon network for insurance claims management and claim status for vendors.

Emdeon Revenue & Reimbursement Analytics	Post-care batch screenings of patient account information which allows providers to identify insurance eligible accounts in their self-pay roster to increase revenue collection and reduce bad debt expense.

Emdeon Medi-Cal Follow-Up Services	Business process outsourcing services to process denials for providers submitting Medi-Cal institutional claims.

Emdeon Payment Manager	A web-based payment and reconciliation solution that provides visibility of remittance data and facilitates the electronic transfer of funds from the Emdeon payer network to the provider.

Emdeon Automated Secondary Claim Processing	Automatically generates and prints collated secondary claims and the remittance advice if secondary insurance coverage is provided. A copy of the remittance advice from the primary payer is collected and automatically triggers the creation of a secondary claim with the required attachments.

Emdeon VisionSM for Claim Management	A web-based application designed to give providers simplified, end-to-end visibility into the claims management cycle.

Payment Posting/Denial Management

Our web-based denial management solutions allow providers to analyze remittance advice or payment data and reconcile it with the originally submitted claim to determine whether proper reimbursement has been received. This solution allows providers to efficiently appeal denials and resubmit claims in a timely manner, provides insight into patterns of denials and enables the establishment of procedures that can reduce the number of inaccurate claims submitted in the future. Our payment posting solution automates the labor intensive, paper-based payment reconciliation and manual posting process, which we believe saves providers time and improves accuracy. As a result of new capabilities acquired in connection with the FVTech acquisition, we have the ability to intercept paper payments from both third party payers and patients and convert them into automated workflows which can be reconciled and posted.

The following is a list and brief description of our provider payment posting/denial management products and services:

Emdeon AccuPost	Works with administrative systems to interpret ERA and automatically post payments directly to the proper patient accounts.

Emdeon Denial Manager	Allows providers to organize and manage remittance inventory, denials and underpayments, and report and view denied and adjusted amounts.

Emdeon Medicare Manager/DDE Plus	Overall management (viewing, prioritizing, sorting) of suspended, rejected, returned-to-provider, paid and denied Medicare Part A claims. Allows for correction of claims within the Medicare direct data entry (“DDE”) system via the Internet.

Emdeon Wholesale Lockbox	Electronic payment processing capabilities for providers, which eliminates the need to sort mail, open and post payments, create deposit tickets or make bank deposits.

Patient Billing and Payment

Our patient billing and payment solutions provide an efficient means for providers to bill their patients for outstanding balances due, including outsourced print and mail services for patient statements and other communications, as well as email updates to patients and online bill presentment and payment functionality. We believe our solutions are more timely, cost-effective and consistent than in-house print and mail operations and improve patient collections. Our patient payment lockbox allows providers to efficiently process patients’

paper payments, reconcile them to the original bill and automatically post these payments. Our eCashiering and Merchant Services solutions allow providers to collect payments from patients at the point-of-service or online.

The following is a list and brief description of our provider patient billing and payment products and services:

Emdeon Patient Connect	Provides a bundled offering of patient billing and payment solutions, including Emdeon ExpressBill Services, Emdeon Return Mail Manager, Emdeon Patient Pay Online, Emdeon eCashiering and Emdeon Document Archive.

Emdeon ExpressBill Services	Provides outsourced print and mail services for patient statements, invoices and other patient communications.

Emdeon Return Mail Manager	Automates the skip tracing process of undeliverable mail in order to eliminate return mail handling for our customers.

Patient Pay Online	Allows patients to receive email updates linking them to a secure section of their provider’s existing website where they can view, manage and pay their accounts online.

Emdeon eCashiering	Provides an integrated view of all patient payment activity and web-based access to the entire patient account, enabling real-time processing of all credit card, check card and automatic clearing house transactions.

Emdeon Merchant Services	Secure and reliable debit and credit card processing solution.

Emdeon Document Archive	24/7 desktop file retrieval and viewing capabilities allow providers to view statements and documents online that mirror those sent to their patients.

Emdeon Patient Lockbox	Provides the ability to receive patient paper payments, reconcile them to the original billing, deposit payments and automatically post to accounts receivable.

Emdeon Patient Communications	Statement inserts and other custom printing.

PHARMACY PRODUCTS AND SERVICES

Prescription Benefits Administration (Payers)

Our prescription solutions provide claims processing and other administrative services for pharmacy payers that are conducted online, in real-time, according to client benefit plan designs and present a cost-effective alternative to an in-house pharmacy claims adjudication system. Our offerings also allow payers to directly manage more of their pharmacy benefits and include pharmacy claims adjudication, network and payer administration, client call center service and support, reporting, rebate management, as well as implementation, training and account management.

The following is a list and brief description of our pharmacy prescription benefits administration (payers) products and services:

Emdeon SelectRx	Provides real-time claims adjudication in support of payers’ in-house prescription benefit programs, including managed care, discount cash, workers’ compensation and voucher/coupon programs. This solution can be augmented with additional services as needed that are designed to help payers better control prescription drug costs, including rebate management, network administration, mail order and specialty and customer service call center.

Claims Management and Adjudication (Providers)

Our pharmacy claims, revenue management and ePrescribing solutions provide pharmacies and providers with integrated tools for managing efficiency and profitability through innovative claims management, business intelligence and network infrastructure. We believe our pharmacy provider products and services improve pharmacy workflow and customer service, increase operational efficiency and patient safety, and build pharmacy revenue and customer loyalty.

The following is a list and brief description of our pharmacy claims management and adjudication (providers) products and services:

eRx Connect	Third party claim switching service, which includes real-time tools for support and monitoring, to all payers covering pharmacy benefit programs.

eRx Edit	Enables pharmacies to receive real-time pre and post edits to improve third party reimbursements and in-store productivity.

eRx Pad	Enables pharmacies to exchange secure electronic transactions with physicians, including new prescriptions, refill requests and responses and medication change requests through intelligent routing capabilities.

eRx Print to Pharmacy	Real-time patient printout at the point-of-service, including coupons and/or other patient education documents.

eRx Medicare DME	Enables electronic submission of Medicare Part B claims.

eRx Medicaid DME	Enables electronic submission of Medicaid durable medical equipment (“DME”) claims.

eRx Flu	Enables electronic submission of Medicare Part B vaccination claims.

Payment Posting and Denial Management (Providers)

Our payment posting and denial management solutions offer pharmacies efficient ways to monitor and track remittance and third party payment information, as well as Medicaid and Medicare denial claims, which we believe allows our pharmacy customers to improve their collections.

The following is a list and brief description of our pharmacy payment posting and denial management (providers) and adjudication (providers) products and services:

eRx Reconciliation	Enables pharmacies to monitor and track payments of third party sales, remittance and deposit information. Provides online tools and reports to identify payer issues and allow pharmacies to view sales and payment, aging and partial pay reports.

eRx Recovery	Provides comprehensive denial management service for pharmacies billing Medicare and select Medicaid plans.

Customers

We generally provide our products and services to our payer and pharmacy customers on a per-transaction or per-document basis and to our provider customers on a per-transaction, per-document or monthly flat-fee basis. Our contracts with our payer, provider and pharmacy customers are generally one to three years in term and automatically renew for successive terms unless terminated. We have also entered into MGAs with nearly 400 of our payer customers under which we are the exclusive provider of certain eligibility and benefit verification and/or claims management services. MGAs generally have terms of three years and renew automatically for successive terms unless terminated.

Payer Services

The payer market is comprised of more than 1,200 payers across four main segments: Medicare, Medicaid, Blue Cross Blue Shield fiscal intermediaries and private insurance companies. We are directly connected and provide services to virtually all payers offering electronic transaction connectivity services. We also serve the third party administrator market with print-and-mail payment and remittance distribution services and the PPO market with intelligent claim capture and routing services. For the year ended December 31, 2009, our top 10 payer customers represented 14.5% of our total revenues and no payer customer accounted for more than 2% of our total revenues.

Provider Services

The provider market is composed of three main constituents: physicians, hospitals and dentists. We currently have contractual or submitter relationships, directly or through our channel partners, with approximately 260,000 physicians, 2,700 hospitals and 81,000 dentists. For the year ended December 31, 2009, our top 10 provider customers represented 11.5% of our total revenues and no provider customer accounted for more than 4.8% of our total revenues.

Pharmacy Services

The pharmacy market is composed of more than 55,000 chains and independent pharmacies, as well as prescription benefits solutions marketed directly to payers. We are connected and provide services to virtually all pharmacies utilizing electronic transaction connectivity services. For the year ended December 31, 2009, no pharmacy services customer accounted for more than 2.1% of our total revenues.

Marketing and Sales

Our ability to grow the number of healthcare industry constituents that connect to our network and create an integrated, comprehensive product and service offering is critical to our success. Marketing activities for our payer, provider and pharmacy solutions include direct sales, targeted direct marketing, advertising, tradeshow exhibits, provider workshops, web-based marketing activities, e-newsletters and conference sponsorships.

As of December 31, 2009, our dedicated payer sales organization was comprised of 26 sales professionals that sell our services directly to payers, as well as 18 account managers that are responsible for managing our ongoing payer relationships and cross-selling additional solutions to our existing payer clients.

As of December 31, 2009, direct sales for provider services are accomplished by a team of 108 professionals that are focused primarily on sales to larger customers, such as hospitals, clinics and laboratories, as well as inside sales (telemarketing) to smaller physician offices.

We market and distribute our pharmacy services solutions directly to chains and independent pharmacies. As of December 31, 2009, we had a sales team of 12 sales professionals that are focused primarily on retail pharmacies, retail chains, software vendors and distributors. In addition, we sell prescription benefits solutions directly to payers that are looking for an alternative to maintaining an in-house pharmacy claims adjudication system.

As of December 31, 2009, we also had over 600 channel partner relationships. Our channel partners include physician and dental practice management system vendors, hospital information system vendors, pharmacy system vendors and other vendors that provide software and services to providers. We integrate our revenue and payment cycle management services into these channel partners’ software solutions for distribution to their provider customers. As of December 31, 2009, we had a team of 22 professionals that actively manage these relationships to increase distribution effectiveness. Under the agreements we enter into with our channel partners, we (i) charge the channel partner a per transaction or monthly flat fee and/or (ii) grant rebates to the channel partner based on the transaction fees we receive from our payer customers. Our contracts with channel partners are generally one to three years in term and automatically renew for successive terms unless terminated.

Technology

Our technology platforms employ a standard enterprise services bus in a service-oriented architecture, configured for 24/7 operations. We maintain two secure, interconnected, environmentally-controlled primary data centers, one in Nashville, Tennessee and one in Memphis, Tennessee, each with emergency power generation capabilities. We also operate several satellite data centers that we plan to consolidate over time to our two primary data centers. Our software development life cycle methodology requires that all applications are able to run in both of our data centers. We use a variety of proprietary and licensed standards-based technologies to implement our platforms, including those which provide for orchestration, interoperability and process control. The platforms also integrate a data infrastructure to support both transaction processing and data warehousing for operational support and data analytics.

Competition

We compete on the basis of the size and reach of our network, the ability to offer a single-vendor solution, the breadth and functionality of products and services we offer and are able to develop, and our pricing models. While we do not believe any single competitor offers a similarly expansive suite of products and services, our payer, provider and pharmacy services compete with:

•	transaction processing companies, including those providing EDI and/or Internet-based services and those providing services through other means, such as paper and fax;

•	healthcare information system vendors that support providers, including physician practice management system, hospital information system and electronic medical record system vendors;

•	large information technology consulting service providers;

•	health insurance companies, pharmacy benefit management companies and pharmacies that provide or are developing electronic transaction services for use by providers and/or by their members and customers;

•	healthcare focused print and mail vendors; and

•	financial institutions that have invested in healthcare data management assets.

We also compete, in some cases, with alliances formed by the above competitors. In addition, major software, hardware, information systems and business process outsourcing companies, both with and without healthcare companies as their partners, offer or have announced their intention to offer competitive products or services. Major competitors for our products and/or services include McKesson (RelayHealth) and UnitedHealth Group (Ingenix and OptumHealth), as well as other smaller competitors that typically compete with us in one or more of our product and/or service categories.

In addition, some of our existing payer and provider customers compete with us or plan to do so. In general, these customers offer services that compete with some of our solutions but do not offer the full range of products and services we offer. For example, some payers currently offer, through affiliated clearinghouses, internet portals and other means, electronic data transmission services to providers that allow the provider to have a direct connection to the payer, bypassing third party EDI service providers such as us. In addition, as part of the solutions healthcare information system vendors, including our channel partners, sell, they may offer their customers products and services that we supply directly or similar products and services offered by our competitors.

Many of our current and potential competitors have greater financial and marketing resources than we have. Furthermore, we believe that the increasing acceptance of automated solutions in the healthcare marketplace, the adoption of more sophisticated technology, legislative reform and consolidation within the payer, provider and pharmacy industries will result in increased competition. There can be no assurance that we will continue to maintain our existing customer base or that we will be successful with any new products or services that we have introduced or will introduce. See “Risk Factors — We face significant competition for our products and services” in Part I, Item 1A. of this Annual Report.

Intellectual Property

We rely upon a combination of patent, trade secret, copyright and trademark laws, license agreements, confidentiality procedures, nondisclosure agreements and technical measures to protect the intellectual property used in our business. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers. We also seek to control access to and distribution of our technology, documentation and other proprietary information.

We use numerous trademarks, trade names and service marks for our products and services, including EMDEON®, EMDEON CLAIM MASTER®, HEALTHPAYERS USA®, eRx NETWORK® and EMDEON VISIONsm and we also use numerous domain names, including “emdeon.com” and “hipaasimplified.com.” We also rely on a variety of intellectual property rights that we license from third parties. Although we believe that alternative technologies are generally available to replace such licenses, these third party technologies may not continue to be available to us on commercially reasonable terms.

We have several patents and patent applications covering products and services we provide, including software applications. Due to the nature of our applications, we believe that patent protection is less significant than our ability to further develop, enhance and modify our current products and services.

The steps we have taken to protect our copyrights, trademarks, servicemarks and other intellectual property may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property. If this were to occur, it could harm our reputation and adversely affect our competitive position or results of operations. See “Risk Factors — The protection of our intellectual property requires substantial resources” in Part I, Item 1A. of this Annual Report.

Regulation and Legislation

Introduction

Almost all of our revenue is either from the healthcare industry or could be affected by changes in healthcare spending. The healthcare industry is subject to changing political, regulatory and other influences. National healthcare reform is currently a major focus at the federal level. On November 7, 2009, the U.S. House of Representatives passed the Affordable Health Care for America Act. On December 24, 2009, the U.S. Senate passed the Patient Protections and Affordable Health Care Act. However, it is uncertain if and how these two healthcare reform bills will be reconciled or whether the provisions of either will become law. If healthcare reform legislation does become law, it may, among other things, increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry constituents operate. Healthcare industry constituents may respond by reducing their expenditures or postponing expenditure decisions, including expenditures for our product and service offerings.

In addition, the healthcare industry is required to comply with extensive and complex laws and regulations at the federal and state levels. Although many regulatory and governmental requirements do not directly apply to our operations, our customers are required to comply with a variety of laws, and we may be impacted by these laws as a result of our contractual obligations. For many of these requirements, there is little history of regulatory or judicial interpretation upon which to rely. We may also be impacted by banking and financial services industry laws, regulations and industry standards as a result of payment and remittance services and products we offer through our third party vendors. We have attempted to structure our operations to comply with applicable legal requirements, but there can be no assurance that our operations will not be challenged or impacted by enforcement initiatives.

We are unable to predict the future course of federal, state or local legislation and regulatory efforts. Further changes in the law, regulatory framework or the interpretation of applicable laws and regulations could reduce our revenue or increase our costs and have an adverse effect on our business, financial condition or results of operations.

HIPAA Administrative Simplification Requirements

General.  HIPAA mandated a package of interlocking administrative simplification rules to establish standards and requirements for the electronic transmission of certain healthcare claims and payment transactions. These regulations are intended to encourage electronic commerce in the healthcare industry and apply directly to health plans, most providers and healthcare clearinghouses (“Covered Entities”). Some of our businesses, including our healthcare clearinghouse operations, are considered Covered Entities under HIPAA and its implementing regulations. Other aspects of our operations are considered a “business associate” under HIPAA and are impacted by the HIPAA regulations as a result of our contractual obligations to our customers and interactions with other constituents in the healthcare industry that are Covered Entities (“Business Associates”).

Transaction Standards.  The standard transaction regulations established under HIPAA (“Transaction Standards”) mandate certain format and data content standards for the most common electronic healthcare transactions, using technical standards promulgated by recognized standards publishing organizations. These transactions include healthcare claims, enrollment, payment and eligibility. The Transaction Standards are applicable to that portion of our business involving the processing of healthcare transactions among payers, providers, patients and other healthcare industry constituents. Failure to comply with the Transaction Standards may subject us to civil and potentially criminal penalties and breach of contract claims. The Centers for Medicare & Medicaid Services (“CMS”) is responsible for enforcing the Transaction Standards.

Payers and providers who are unable to exchange data in the required standard formats can achieve Transaction Standards compliance by contracting with a clearinghouse to translate between standard and non-standard formats. As a result, use of a clearinghouse has allowed numerous payers and providers to establish compliance with the Transaction Standards independently and at different times, reducing transition costs and risks. In addition, the standardization of formats and data standards envisioned by the Transaction Standards has only partially occurred. Multiple versions of a HIPAA standard claim have emerged as each payer defines for itself what constitutes a “HIPAA-compliant” claim. To date, payers have published more than 600 different “companion documents” setting forth their individual interpretations and implementation of the government guidelines.

In order to help prevent disruptions in the healthcare payment system, CMS has permitted the use of “contingency plans” under which claims and other covered transactions can be processed, in some circumstances, in either HIPAA standard or legacy formats. CMS terminated the Medicare contingency plan for incoming claims in 2005. The Medicare contingency plan for HIPAA transactions, other than claims, remains in effect. Our contingency plan, pursuant to which we process HIPAA-compliant standard transactions and legacy transactions, as appropriate, based on the needs of our customers, remains in effect. We cannot provide assurance regarding how CMS will enforce the Transaction Standards or how long CMS will permit constituents in the healthcare industry to utilize contingency plans. We continue to work with payers and providers, healthcare information system vendors and other healthcare constituents to implement fully the Transaction Standards.

In January 2009, CMS published a final rule adopting updated standard code sets for diagnoses and procedures known as the ICD-10 code sets. A separate final rule also published by CMS in January 2009 resulted in changes to the formats to be used for electronic transactions subject to the ICD-10 code sets, known as Version 5010. While use of the ICD-10 code sets is not mandatory until October 1, 2013 and the use of Version 5010 is not mandatory until January 1, 2012, we have begun to modify our payment systems and processes to prepare for their implementation. These changes may result in errors and otherwise negatively impact our service levels, and we may experience complications related to supporting customers that are not fully compliant with the revised requirements as of the applicable compliance date.

NPI Standard.  The national provider identifier (“NPI”) regulations established under HIPAA (“NPI Standard”) require providers that transmit any health information in electronic form in connection with a HIPAA-standard transaction to obtain a single, 10 position all-numeric NPI and to use the NPI in standard transactions for which a provider identifier is required. Health plans and healthcare clearinghouses must use a provider’s NPI to identify the provider on all standard transactions requiring a provider identifier. The NPI Standard took effect on May 23, 2007; however, CMS permitted Covered Entities to use legacy identifiers until May 23, 2008.

All of our clearinghouse systems are fully capable of transmitting transactions that include the NPI. We continue to process transactions using legacy identifiers for non-Medicare claims that are sent to us to the extent that the intended recipients have not instructed us to suppress those legacy identifiers. We cannot provide assurance regarding how CMS will enforce the NPI Standard or how CMS will view our practice of including legacy identifiers for non-Medicare claims. We continue to work with payers, providers, practice management system vendors and other healthcare industry constituents to implement the NPI Standard. Any CMS regulatory change or clarification or enforcement action that prohibited the processing by healthcare clearinghouses or private payers of transactions containing legacy identifiers could have an adverse effect on our business.

Regulation of Healthcare Relationships and Payments

A number of federal and state laws govern patient referrals, financial relationships with physicians and other referral sources and inducements to providers and patients, including restrictions contained in amendments to the Social Security Act, commonly known as “the federal Anti-Kickback Law.” The federal Anti-Kickback Law prohibits any person or entity from offering, paying, soliciting or receiving, directly or indirectly, anything of value with the intent of generating referrals or orders for services or items covered by a federal healthcare program, such as Medicare, Medicaid or TriCare. Violation of the federal Anti-Kickback Law is a felony.

In addition to statutory safe harbors, the Office of the Inspector General of the U.S. Department of Health & Human Services (“HHS”) has created regulatory safe harbors to the federal Anti-Kickback Law. Activities that comply precisely with a safe harbor are deemed protected from prosecution under the federal Anti-Kickback Law. Failure to meet a safe harbor does not automatically render an arrangement illegal under the Anti-Kickback Law. The arrangement, however, does risk increased scrutiny by government enforcement authorities, based on its particular facts and circumstances. Our contracts and other arrangements may not meet a safe harbor. Many states have laws and regulations that are similar to the federal Anti-Kickback Law. In many cases, these state requirements are not limited to items or services for which payment is made by a federal healthcare program.

The laws in this area are both broad and vague and generally are not subject to frequent regulatory or judicial interpretation. We review our practices with regulatory experts in an effort to comply with all applicable laws and regulatory requirements. However, we are unable to predict how these laws will be interpreted or the full extent of their application, particularly to services that are not directly reimbursed by federal healthcare programs, such as transaction processing services. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business. Even an unsuccessful challenge by regulatory authorities of our practices could cause adverse publicity and cause us to incur significant legal and related costs.

Further, our payment distribution products and services may impact the ability of our payer customers to comply with state prompt payment laws. These laws require payers to pay healthcare claims meeting the statutory or regulatory definition of a “clean claim” to be paid within a specified time frame.

False Claims Laws and Other Fraud and Abuse Restrictions

We provide claims processing and other transaction services to providers that relate to, or directly involve, the reimbursement of health services covered by Medicare, Medicaid, other federal healthcare programs and private payers. In addition, as part of our data transmission and claims submission services, we may employ certain edits, using logic, mapping and defaults, when submitting claims to third party payers. Such edits are utilized when the information received from providers is insufficient to complete individual data elements requested by payers.

As a result of these aspects of our business, we may be subject to, or contractually required to comply with, state and federal laws that govern various aspects of the submission of healthcare claims for reimbursement and the receipt of payments for healthcare items or services. These laws generally prohibit an individual or entity from knowingly presenting or causing to be presented claims for payment to Medicare, Medicaid or other third party payers that are false or fraudulent. False or fraudulent claims include, but are not limited to, billing for services not rendered, failing to refund known overpayments, misrepresenting actual services rendered in order to obtain higher reimbursement, improper coding and billing for medically unnecessary goods and services. Further, providers may not contract with individuals or entities excluded from participation in any federal healthcare program. Like the federal Anti-Kickback Law, these provisions are very broad. To avoid liability, providers and their contractors must, among other things, carefully and accurately code, complete and submit claims for reimbursement.

Some of these laws, including restrictions contained in amendments to the Social Security Act, commonly known as “the federal Civil Monetary Penalty Law,” require a lower burden of proof than other fraud and abuse laws. Federal and state governments increasingly use the federal Civil Monetary Penalty Law, especially where they believe they cannot meet the higher burden of proof requirements under the various criminal healthcare fraud provisions. Many of these laws provide significant civil and criminal penalties for noncompliance and can be enforced by private individuals through “whistleblower” or qui tam actions. For example, the federal Civil Monetary Penalty Law provides for penalties ranging from $10,000 to $50,000 per prohibited act and assessments of up to three times the amount claimed or received. Further, violations of the federal False Claims Act (the “FCA”) are punishable by treble damages and penalties of up to $11,000 per false claim, and whistleblowers may receive a share of amounts recovered. Whistleblowers, the federal government and some courts have taken the position that entities that have violated other statutes, such as the federal Anti-Kickback Law, have thereby submitted false claims under the FCA.

From time to time, constituents in the healthcare industry, including us, may be subject to actions under the FCA or other fraud and abuse provisions, such as the federal Civil Monetary Penalty Law. We cannot guarantee that state and federal agencies will regard any billing errors we process as inadvertent or will not hold us responsible for any compliance issues related to claims we handle on behalf of providers and payers. Although we believe our editing processes are consistent with applicable reimbursement rules and industry practice, a court, enforcement agency or whistleblower could challenge these practices. We cannot predict the impact of any enforcement actions under the various false claims and fraud and abuse laws applicable to our operations. Even an unsuccessful challenge of our practices could cause adverse publicity and cause us to incur significant legal and related costs.

Requirements Regarding the Confidentiality, Privacy and Security of Personal Information

Data Protection and Breaches.  In recent years, there have been a number of well-publicized data breaches involving the improper dissemination of personal information of individuals both within and outside of the healthcare industry. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals. In many cases, these laws are limited to electronic data, but states are increasingly enacting or considering stricter and broader requirements. As required by ARRA, HHS published an interim final rule on August 24, 2009, which requires Covered Entities to report breaches of unsecured protected health information to affected individuals without unreasonable delay but not to exceed 60 days of discovery of the breach by a Covered Entity or its agents. Notification must also be made to HHS and, in certain circumstances involving large breaches, to the media. Business Associates must report breaches of unsecured protected health information to Covered Entities within 60 days of discovery of the breach by the Business Associate or its agents. In addition, the Federal Trade Commission (“FTC”) has prosecuted some data breach cases as unfair and deceptive acts or practices under the Federal Trade Commission Act. Further, some of our customers are subject to a new federal rule requiring creditors, which may include health providers and health plans, to implement identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with customer accounts. We may be required to apply additional resources to our existing processes to assist our customers in complying with this rule. We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with all applicable laws and regulations regarding the protection of this data and properly responding to any security breaches or incidents.

HIPAA Privacy Standards and Security Standards.  The privacy regulations established under HIPAA (“Privacy Standards”) and the security regulations established under HIPAA (“Security Standards”) apply directly as a Covered Entity to our operations as a healthcare clearinghouse and indirectly as a Business Associate to other aspects of our operations as a result of our contractual obligations to our customers. Effective February 17, 2010, ARRA extended the direct application of some provisions of the Privacy Standards and Security Standards to us when we are functioning as a Business Associate of our payer or provider customers. The Privacy Standards extensively regulate the use and disclosure of individually identifiable health information by Covered Entities and their Business Associates. For example, the Privacy Standards permit Covered Entities and their Business Associates to use and disclose individually identifiable health information for treatment and to process claims for payment, but other uses and disclosures, such as marketing communications, require written authorization from the individual or must meet an exception specified under the Privacy Standards. The Privacy Standards also provide patients with rights related to understanding and controlling how their health information is used and disclosed. Effective February 17, 2010 or later (in the case of restrictions tied to the issuance of implementing regulations), ARRA imposes stricter limitations on certain types of uses and disclosures, such as additional restrictions on marketing communications and the sale of individually identifiable health information. To the extent permitted by the Privacy Standards, ARRA and our contracts with our customers, we may use and disclose individually identifiable health information to perform our services and for other limited purposes, such as creating de-identified information. Determining whether data has been sufficiently de-identified to comply with the Privacy Standards and our contractual obligations may require complex factual and statistical analyses and may be subject to interpretation. The Security Standards require Covered Entities and their Business Associates to implement and maintain administrative, physical and technical safeguards to protect the security of individually identifiable health information that is electronically transmitted or electronically stored.

If we are unable to properly protect the privacy and security of health information entrusted to us, we could be found to have breached our contracts with our customers. Further, HIPAA includes civil and criminal penalties for Covered Entities that violate the Privacy Standards or the Security Standards. ARRA significantly increased the amount of the civil penalties, with penalties of up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. As of February 17, 2010, Business Associates are directly subject to civil and criminal penalties for violation of these standards. Recently, the HHS Office for Civil Rights, which enforces the Security Standards and Privacy Standards, appears to have increased its enforcement activities. ARRA has strengthened the enforcement provisions of HIPAA, which may result in further increases in enforcement activity. For example, HHS is required by ARRA to conduct periodic compliance audits of Covered Entities and their Business Associates. ARRA also authorizes state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.

We have implemented and maintain policies and processes to assist us in complying with the Privacy Standards, the Security Standards and our contractual obligations. We cannot provide assurance regarding how these standards will be interpreted, enforced or applied to our operations.

Other Requirements.  In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of individually identifiable health information and healthcare provider information. In addition, some states are considering new laws and regulations that further protect the confidentiality, privacy and security of medical records or other types of medical information. In many cases, these state laws are not preempted by the HIPAA Privacy Standards and may be subject to interpretation by various courts and other governmental authorities. Further, the U.S. Congress and a number of states have considered or are considering prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the United States.

Banking and Financial Services Industry

The banking and financial services industry is subject to numerous laws, regulations and industry standards, some of which may impact our operations and subject us, our vendors or our customers to liability as a result of the payment distribution products and services we offer. Although we are not and do not act as a bank, we offer products and services that involve banks or vendors who contract with banks and other regulated providers of financial services. As a result, we may be impacted by banking and financial services industry laws, regulations and industry standards, such as licensing requirements, solvency standards, requirements to maintain privacy of nonpublic personal financial information and Federal Deposit Insurance Corporation (“FDIC”) deposit insurance limits.

Employees

As of February 28, 2010, we had approximately 2,100 employees.

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports with the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at www.sec.gov.

Our corporate website address is www.emdeon.com. You also can obtain on our website, free of charge, a copy of our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. Also available on our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and the charters for each of the committees of our board of directors — the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report.

ITEM 1A.	RISK FACTORS

Overview

You should consider carefully the risks and uncertainties described below, and all information contained in this Annual Report, in evaluating our company and our business. The occurrence of any of the following risks or uncertainties described below could significantly and adversely affect our business, prospects, financial condition, and operating results.

Risks Related to our Business

We face significant competition for our products and services.

The markets for our various products and services are intensely competitive, continually evolving and, in some cases, subject to rapid technological change. We face competition from many healthcare information systems companies and other technology companies within segments of the revenue and payment cycle markets. We also compete with certain of our customers that provide internally some of the same products and services that we offer. Our key competitors include: (i) healthcare transaction processing companies, including those providing EDI and/or Internet-based services and those providing services through other means, such as paper and fax; (ii) healthcare information system vendors that support providers, including physician practice management system, hospital information system and electronic medical record system vendors; (iii) large information technology consulting service providers; and (iv) health insurance companies, pharmacy benefit management companies and pharmacies that provide or are developing electronic transaction services for use by providers and/or by their members and customers. In addition, major software, hardware, information systems and business process outsourcing companies, both with and without healthcare companies as their partners, offer or have announced their intention to offer products or services that are competitive with products and services that we offer.

Within certain of the products and services markets in which we operate, we face competition from entities that are significantly larger and have greater financial resources than we do and have established reputations for success in implementing healthcare electronic transaction processing systems. Other companies have targeted these markets for growth, including by developing new technologies utilizing Internet-based systems. We may not be able to compete successfully with these companies, and these or other competitors may commercialize products, services or technologies that render our products, services or technologies obsolete or less marketable.

Some of our customers compete with us and some, instead of using a third party provider, perform internally some of the same services that we offer.

Some of our existing customers compete with us or may plan to do so or belong to alliances that compete with us or plan to do so, either with respect to the same products and services we provide to them or with respect to some of our other lines of business. For example, some of our payer customers currently offer — through affiliated clearinghouses, Web portals and other means — electronic data transmission services to providers that allow the provider to bypass third party EDI service providers such as us, and additional payers may do so in the future. The ability of payers to replicate our products and services may adversely affect the terms and conditions we are able to negotiate in our agreements with them and our transaction volume with them, which directly relates to our revenues. We may not be able to maintain our existing relationships for connectivity services with payers or develop new relationships on satisfactory terms, if at all. In addition, some of our products and services allow payers to outsource business processes that they have been or could be performing internally and, in order for us to be able to compete, use of our products and services must be more efficient for them than use of internal resources.

If we are unable to retain our existing customers, our business, financial condition and results of operations could suffer.

Our success depends substantially upon the retention of our customers, particularly due to our transaction-based, recurring revenue model. We may not be able to retain some of our existing customers if we are unable to continue to provide products and services that our payer customers believe enable them to achieve improved efficiencies and cost-effectiveness, and that our provider customers believe allow them to more effectively manage their revenue cycle, increase reimbursement rates and improve cash flows. We also may not be able to retain customers if our electronic and/or paper-based solutions contain errors or otherwise fail to perform properly, if our pricing structure is no longer competitive or upon expiration of our contracts. Historically, we have enjoyed high customer retention rates; however, we may not be able to maintain high retention rates in the future. Our transaction-based, recurring revenues depend in part upon maintaining this high customer retention rate, and if we are unable to maintain our historically high customer retention rate, our business, financial condition and results of operations could be adversely impacted.

If we are unable to connect to a large number of payers and providers, our product and service offerings would be limited and less desirable to our customers.

Our business largely depends upon our ability to connect electronically to a substantial number of payers, such as insurance companies, Medicare and Medicaid agencies and pharmacy benefit managers, and providers, such as hospitals, physicians, dentists and pharmacies. The attractiveness of some of the solutions we offer to providers, such as our claims management and submission services, depends in part on our ability to connect to a large number of payers, which allows us to streamline and simplify workflows for providers. These connections may either be made directly or through a clearinghouse. We may not be able to maintain our links with a large number of payers on terms satisfactory to us and we may not be able to develop new connections, either directly or through other clearinghouses, on satisfactory terms. The failure to maintain these connections could cause our products and services to be less attractive to our provider customers. In addition, our payer customers view our connections to a large number of providers as essential in allowing them to receive a high volume of transactions and realize the resulting cost efficiencies through the use of our products and services. Our failure to maintain existing connections with payers, providers and other clearinghouses or to develop new connections as circumstances warrant, or an increase in the utilization of direct links between payers and providers, could cause our electronic transaction processing system to be less desirable to healthcare constituents, which would reduce the number of transactions that we process and for which we are paid, resulting in a decrease in revenues and an adverse effect on our financial condition and results of operations.

The failure to maintain our relationships with our channel partners or significant changes in the terms of the agreements we have with them may have an adverse effect on our ability to successfully market our products and services.

We have entered into contracts with channel partners to market and sell some of our products and services. Most of these contracts are on a non-exclusive basis. However, under contracts with some of our channel partners, we may be bound by provisions that restrict our ability to market and sell our products and services to potential customers. Our arrangements with some of these channel partners involve negotiated payments to them based on percentages of revenues they generate. If the payments prove to be too high, we may be unable to realize acceptable margins, but if the payments prove to be too low, the channel partners may not be motivated to produce a sufficient volume of revenues. The success of these contractual arrangements will depend in part upon the channel partners’ own competitive, marketing and strategic considerations, including the relative advantages of using alternative products being developed and marketed by them or our competitors. If any of these channel partners are unsuccessful in marketing our products and services or seek to amend the financial or other terms of the contracts we have with them, we will need to broaden our marketing efforts to increase focus on the solutions they sell and alter our distribution strategy, which may divert our planned efforts and resources from other projects. In addition, as part of the packages these channel partners sell, they may offer a choice to their customers between products and services that we supply and similar products and services offered by our competitors or by the channel partners directly. If our products and services are not chosen for inclusion in vendor packages, the revenues we earn from these relationships will decrease. Lastly, we could be subject to claims and liability, as a result of the activities, products or services of these channel partners or other resellers of our products and services. Even if these claims do not result in liability to us, investigating and defending these claims could be expensive, time-consuming and result in adverse publicity that could harm our business.

Our business and future success may depend on our ability to cross-sell our products and services.

Our ability to generate revenue and growth partly depends on our ability to cross-sell our products and services to our existing customers and new customers. We expect our ability to successfully cross-sell our products and services will be one of the most significant factors influencing our growth. We may not be successful in cross-selling our products and services because our customers may find our additional products and services unnecessary or unattractive. Our failure to sell additional products and services to existing customers could affect our ability to grow our business.

We have faced and will continue to face increasing pressure to reduce our prices, which may reduce our margins, profitability and competitive position.

As electronic transaction processing further penetrates the healthcare market or becomes highly standardized, competition among electronic transaction processors is increasingly focused on pricing. This competition has placed, and could place further, intense pressure on us to reduce our prices in order to retain market share. If we are unable to reduce our costs sufficiently to offset declines in our prices, or if we are unable to introduce new, innovative product and service offerings with higher margins, our results of operations could decline.

In addition, many healthcare industry constituents are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks, such as hospitals, and payer organizations, such as private insurance companies, consolidate, competition to provide the types of products and services we provide will become more intense, and the importance of establishing and maintaining relationships with key industry constituents will become greater. These industry constituents have, in the past, and may, in the future, try to use their market power to negotiate price reductions for our products and services. If we are forced to reduce prices, our margins will decrease and our results of operations will decline, unless we are able to achieve corresponding reductions in expenses.

Our ability to generate revenue could suffer if we do not continue to update and improve our existing products and services and develop new ones.

We must improve the functionality of our existing products and services in a timely manner and introduce new and valuable healthcare information technology and service solutions in order to respond to technological and regulatory developments and, thereby, retain existing customers and attract new ones. For example, from time to time, government agencies may alter format and data code requirements applicable to electronic transactions. We may not be successful in responding to technological and regulatory developments and changing customer needs. The pace of change in the markets we serve is rapid, and there are frequent new product and service introductions by our competitors and by channel partners who use our products and services in their offerings. If we do not respond successfully to technological and regulatory changes and evolving industry standards, our products and services may become obsolete. Technological changes may also result in the offering of competitive products and services at lower prices than we are charging for our products and services, which could result in our losing sales unless we lower the prices we charge. If we do lower our prices on some of our products and services, we will need to increase our margins on these products and services in order to maintain our overall profitability. In addition, the products and services we develop or license may not be able to compete with the alternatives available to our customers.

Achieving market acceptance of new or updated products and services is necessary in order for them to become profitable and will likely require significant efforts and expenditures.

Our future financial results will depend in part on whether our new or updated products and services receive sufficient customer acceptance. These products and services include, without limitation:

•	electronic billing, payment and remittance services for payers and providers that complement our existing paper-based patient billing and payment and payment distribution services;

•	electronic prescriptions from healthcare providers to pharmacies and pharmacy benefit managers;

•	our other pre- and post-adjudication services for payers and providers; and

•	decision support, clinical exchange, payment integrity, fraud and abuse management or other business intelligence solutions.

Achieving market acceptance for new or updated products and services is likely to require substantial marketing efforts and expenditure of significant funds to create awareness and demand by constituents in the healthcare industry. In addition, deployment of new or updated products and services may require the use of additional resources for training our existing sales force and customer service personnel and for hiring and training additional salespersons and customer service personnel. Failure to achieve broad penetration in target markets with respect to new or updated products and services could have an adverse effect on our business prospects and financial results.

There are increased risks of performance problems during times when we are making significant changes to our products and services or to systems we use to provide services. In addition, implementation of our products and services and efficiency measures and other cost savings initiatives may cost more, may not provide the benefits expected or may take longer than anticipated.

In order to respond to technological and regulatory changes and evolving industry standards, our products and services must be continually updated and enhanced. The software and systems that we sell and that we use to provide services are inherently complex and, despite testing and quality control, we cannot be certain that errors will not be found in any changes, enhancements, updates and new versions that we market or use. Even if new or modified products and services do not have performance problems, our technical and customer service personnel may have difficulties in installing them or in their efforts to provide any necessary training and support to customers.

Implementation of changes in our technology and systems may cost more or take longer than originally expected and may require more testing than originally anticipated. While the new hardware and software will be tested before it is used in production, we cannot be sure that the testing will uncover all problems that may occur in actual use. If significant problems occur as a result of these changes, we may fail to meet our contractual obligations to customers, which could result in claims being made against us or in the loss of customer relationships. In addition, changes in our technology and systems may not provide the additional functionality or other benefits that were expected.

In addition, we also periodically implement efficiency measures and other cost saving initiatives to improve our operating performance. These efficiency measures and other cost saving initiatives may not provide the benefits anticipated or do so in the time frame expected.

Disruptions in service or damages to our data or other operation centers, or other software or systems failures, could adversely affect our business.

Our data centers and operation centers are essential to our business. Our operations depend on our ability to maintain and protect our computer systems, many of which are located in our primary data centers that we operate in Memphis and Nashville, Tennessee. We also operate several satellite data centers that we plan to consolidate over time to our primary data centers. Our business and results of operations are also highly dependent on our print and mail operations, which are primarily conducted in print and mail operations centers in Bridgeton, Missouri and Toledo, Ohio. We conduct business continuity planning and maintain insurance against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment at one of our data centers, print and mail facilities or other locations; however, the situations we plan for and the amount of insurance coverage may not be adequate in any particular case. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of our products and services, which could impair or prohibit our ability to provide our products and services, reduce the attractiveness of our products and services to our customers and adversely impact our financial condition and results of operations.

In addition, despite the implementation of security measures, our infrastructure, data centers or systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks, terrorist attacks or other attacks by third parties or similar disruptive problems. Any of these can cause system failure, including network, software or hardware failure, which can result in service disruptions or increased response time for our products and services. As a result, we may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by such breaches.

We also rely on a limited number of suppliers to provide us with a variety of products and services, including telecommunications and data processing services necessary for our transaction services and processing functions and software developers for the development and maintenance of certain software products we use to provide our solutions. If these suppliers do not fulfill their contractual obligations or choose to discontinue their products or services, our business and operations could be disrupted, our brand and reputation could be harmed and our financial condition and operating results could be adversely affected.

We may be liable to our customers and may lose customers if we provide poor service, if our products and services do not comply with our agreements or if our software products or transmission systems contain errors or experience failures.

We must meet our customers’ service level expectations and our contractual obligations with respect to our products and services. Failure to do so could subject us to liability, as well as cause us to lose customers. In some cases, we rely upon third party contractors to assist us in providing our products and services. Our ability to meet our contractual obligations and customer expectations may be impacted by the performance of our third party contractors and their ability to comply with applicable laws and regulations. For example, our electronic payment and remittance services depend in part on the ability of our vendors to comply with applicable banking and financial service requirements and their failure to do so could cause an interruption in the services we provide or require us to seek alternative solutions or relationships.

Errors in the software and systems we provide to customers or the software and systems we use to provide our products and services also could cause serious problems for our customers. In addition, because of the large amount of data we collect and manage, it is possible that hardware failures and errors in our systems would result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. For example, errors in our transaction processing systems can result in payers paying the wrong amount, making payments to the wrong payee or delaying payments. Since some of our products and services relate to laboratory ordering and reporting and electronic prescriptions, an error in our systems also could result in injury to a patient. If problems like these occur, our customers may seek compensation from us or may seek to terminate their agreements with us, withhold payments due to us, seek refunds from us of part or all of the fees charged under our agreements, a loan or advancement of funds, or initiate litigation or other dispute resolution procedures. In addition, we may be subject to claims against us by others affected by any such problems.

In addition, our activities and the activities of our third party contractors involve the storage, use and transmission of personal health information. Accordingly, security breaches of our or their computer systems or at print and mail operation centers could expose us to a risk of loss or litigation, government enforcement actions and contractual liabilities. We cannot be certain that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements. Any security breaches also could impact our ability to provide our products and services, as well as impact the confidence of our customers in our products and services, either of which could have an adverse effect on our business, financial condition and results of operations.

We attempt to limit, by contract, our liability for damages arising from our negligence, errors, mistakes or security breaches. However, contractual limitations on liability may not be enforceable or may otherwise not provide sufficient protection to us from liability for damages. We maintain liability insurance coverage, including coverage for errors and omissions. It is possible, however, that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay market acceptance of our products and services, including unrelated products and services, or may harm our reputation and our business.

Our business will suffer if we fail to successfully integrate acquired businesses and technologies or to appropriately assess the risks in particular transactions.

We have historically acquired and, in the future, plan to acquire, businesses, technologies, services, product lines and other assets. For example, in January 2010, we acquired FVTech and intend to integrate its operations with our business. The successful integration of any businesses and assets we acquire into our operations, on a cost-effective basis, can be critical to our future performance. The amount and timing of the expected benefits of any acquisition, including potential synergies between our current business and the acquired business, are subject to significant risks and uncertainties. These risks and uncertainties include, but are not limited to, those relating to:

•	our ability to maintain relationships with the customers of the acquired business;

•	our ability to cross-sell products and services to customers with which we have established relationships and those with which the acquired businesses have established relationships;

•	our ability to retain or replace key personnel;

•	potential conflicts in payer, provider, pharmacy, vendor or marketing relationships;

•	our ability to coordinate organizations that are geographically diverse and may have different business cultures; and

•	compliance with regulatory requirements.

We cannot guarantee that any acquired businesses will be successfully integrated with our operations in a timely or cost-effective manner, or at all. Failure to successfully integrate acquired businesses or to achieve anticipated operating synergies, revenue enhancements or cost savings could have an adverse effect on our business, financial condition and results of operations.

Although our management attempts to evaluate the risks inherent in each transaction and to evaluate acquisition candidates appropriately, we may not properly ascertain all such risks and the acquired businesses and assets may not perform as we expect or enhance the value of our company as a whole. In addition, acquired companies or businesses may have larger than expected liabilities that are not covered by the indemnification, if any, that we are able to obtain from the sellers.

We have a substantial amount of indebtedness, which could affect our financial condition.

As of December 31, 2009, we had an aggregate of $894.0 million of outstanding indebtedness (before deduction of unamortized debt discount of $53.3 million and including an obligation under our data sublicense agreement of $37.6 million) and we had the ability to borrow an additional $44.2 million under our revolving credit facility. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis or on terms satisfactory to us or at all.

Our substantial amount of indebtedness could limit our ability to:

•	obtain necessary additional financing for working capital, capital expenditures or other purposes in the future;

•	plan for, or react to, changes in our business and the industries in which we operate;

•	make future acquisitions or pursue other business opportunities; and

•	react in an extended economic downturn.

Despite our substantial indebtedness, we may still be able to incur significantly more debt. The incurrence of additional debt could increase the risks associated with our substantial leverage, including our ability to service our indebtedness. In addition, because borrowings under our credit agreements bear interest at a variable rate, our interest expense could increase, and thus exacerbate these risks. For instance, assuming an aggregate principal balance of $856.4 million outstanding under our credit agreements, which was the amount outstanding as of December 31, 2009, and considering the effect of our interest rate swap agreement, a 1% increase in the interest rate we are charged on our debt would increase our annual interest expense by $5.0 million.

Recent events in the credit markets may affect our ability to refinance our existing debt or obtain additional debt financing on acceptable terms.

We may need or seek additional financing in the future to either refinance our existing indebtedness or to fund our operations, fund acquisitions, develop additional products and services or implement other projects. Given the state of the current credit environment resulting from, among other things, the general weakening of the global economy, it may be difficult to refinance our existing indebtedness or obtain any such additional financing on acceptable terms, which could have an adverse effect on our financial condition, including our results of operations and/or business plans. In addition, if as a result of the current conditions in the credit markets any of the lenders participating in our revolving credit facility are unable to fund borrowings under such facility, our liquidity could be adversely affected.

The terms of our credit agreements may restrict our current and future operations, which would adversely affect our ability to respond to changes in our business and to manage our operations.

Our credit agreements contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur additional debt;

•	issue preferred stock;

•	create liens;

•	create or incur contingent obligations;

•	engage in sales of assets and subsidiary stock;

•	enter into sale-leaseback transactions;

•	make investments and acquisitions;

•	enter into hedging arrangements;

•	make capital expenditures;

•	pay dividends and make other restricted payments;

•	enter into transactions with affiliates; and

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions.

Our credit agreements also require us to maintain certain financial ratios, including a maximum total leverage ratio and a minimum interest coverage ratio. A failure by us to comply with the covenants or financial ratios contained in our credit agreements could result in an event of default under the applicable facility which could adversely affect our ability to respond to changes in our business and manage our operations. A change of control of our company is also an event of default under our credit agreements. Under our credit agreements, a change of control of our company will occur if any person other than the Principal Equityholders or us or our subsidiaries acquires, directly or indirectly, more than 35% of the outstanding equity interests of EBS Master and at the time of the acquisition the Principal Equityholders do not collectively hold equity interests of EBS Master representing greater voting power in EBS Master than such person. In the event of any default under our first lien credit agreement, the lenders under that agreement will not be required to lend any additional amounts to us. In addition, upon the occurrence of an event of default under either of our credit agreements, the lenders under both credit agreements could elect to declare all amounts outstanding to be due and payable and require us to apply all of our available cash to repay these amounts. If the indebtedness under our credit agreements were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full.

Recent and future developments in the healthcare industry could adversely affect our business.

National healthcare reform is currently a major focus at the federal level. Both houses of the U.S. Congress have passed healthcare reform bills in recent months, but it is uncertain if and how these bills will be reconciled or whether the provisions of either bill will become law. In addition, there are currently numerous federal, state and private initiatives and studies seeking ways to increase the use of information technology in healthcare as a means of improving care and reducing costs. These initiatives may result in additional or costly legal and regulatory requirements that are applicable to us and our customers, may encourage more companies to enter our markets, may provide advantages to our competitors and may result in the development of technology solutions that compete with ours.

Any such reforms or initiatives, whether private or governmental, may result in a reduction of expenditures by customers or potential customers in the healthcare industry, which could have an adverse effect on our business. General reductions in expenditures by healthcare industry constituents could result from, among other things:

•	government regulation or private initiatives that affect the manner in which providers interact with patients, payers or other healthcare industry constituents, including changes in pricing or means of delivery of healthcare products and services;

•	reductions in governmental funding for healthcare; and

•	adverse changes in business or economic conditions affecting payers, providers, pharmaceutical companies, medical device manufacturers or other healthcare industry constituents.

Even if general expenditures by industry constituents remain the same or increase, other developments in the healthcare industry may result in reduced spending on information technology and services or in some or all of the specific markets we serve or are planning to serve. In addition, our customers’ expectations regarding pending or potential industry developments may also affect their budgeting processes and spending plans with respect to the types of products and services we provide. For example, use of our products and services could be affected by:

•	changes in the billing patterns of providers;

•	changes in the design of health insurance plans;

•	changes in the contracting methods payers use in their relationships with providers; and

•	decreases in marketing expenditures by pharmaceutical companies or medical device manufacturers, as a result of governmental regulation or private initiatives that discourage or prohibit promotional activities by pharmaceutical or medical device companies.

The healthcare industry has changed significantly in recent years and we expect that significant changes will continue to occur. The timing and impact of developments in the healthcare industry are difficult to predict. We cannot be sure that the markets for our products and services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

Government regulation creates risks and challenges with respect to our compliance efforts and our business strategies.

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Many healthcare laws are complex, and their application to specific services and relationships may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information products and services that we provide, and these laws and regulations may be applied to our products and services in ways that we do not anticipate. Federal and state legislatures and agencies periodically consider proposals to reform or revise aspects of the healthcare industry or to revise or create additional statutory and regulatory requirements. In the final months of 2009, both houses of the U.S. Congress passed separate bills intended to reform the healthcare system. While neither of these bills has yet become law, such laws or similar proposals, if implemented, could impact our operations, the use of our products or services and our ability to market new products and services, or could create unexpected liabilities for us. We may also be impacted by non-healthcare laws as a result of some of our products and services. For example, laws, regulations and industry standards regulating the banking and financial services industry may impact our operations as a result of the electronic payment and remittance services we offer directly or through third party vendors. We are unable to predict what changes to laws or regulations might be made in the future or how those changes could affect our business or the costs of compliance.

We have attempted to structure our operations to comply with legal requirements applicable to us directly and to our clients and third party contractors, but there can be no assurance that our operations will not be challenged or impacted by enforcement initiatives. Any determination by a court or agency that our products and services violate, or cause our customers to violate, applicable laws or regulations could subject us or our customers to civil or criminal penalties. Such a determination could also require us to change or terminate portions of our business, disqualify us from serving customers who are or do business with government entities, or cause us to refund some or all of our service fees or otherwise compensate our customers. In addition, failure to satisfy laws or regulations could adversely affect demand for our products and services and could force us to expend significant capital, research and development and other resources to address the failure. Even an unsuccessful challenge by regulatory authorities or private whistleblowers could result in loss of business, exposure to adverse publicity and injury to our reputation and could adversely affect our ability to retain and attract clients. Laws and regulations impacting our operations include the following:

•	Data Protection and Breaches. In recent years, there have been a number of well-publicized data breaches involving the improper dissemination of personal information of individuals both within and outside of the healthcare industry. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals. In many cases, these laws are limited to electronic data, but states are increasingly enacting or considering stricter and broader requirements. As required by ARRA, HHS published an interim final rule on August 24, 2009, which requires Covered Entities to report breaches of unsecured protected health information to affected individuals without unreasonable delay but not to exceed 60 days of discovery of the breach by a Covered Entity or its agents. Notification must also be made to HHS and, in certain circumstances involving large breaches, to the media. Business Associates must report breaches of unsecured protected health information to Covered Entities within 60 days of discovery of the breach by the Business Associate or its agents. In addition, the FTC has prosecuted some data breach cases as unfair and deceptive acts or practices under the Federal Trade Commission Act. Further, some of our customers are subject to a new federal rule requiring creditors, which may include health providers and health plans, to implement identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with customer accounts. We may be required to apply additional resources to our existing process to assist our customers in complying with this rule. We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with all applicable laws and regulations regarding the protection of this data and properly responding to any security breaches or incidents; however, we cannot be sure that these safeguards are adequate to protect all personal data or assist us in complying with all applicable laws and regulations regarding the protection of personal data.

•	HIPAA and Other Privacy and Security Requirements. There are numerous federal and state laws and regulations related to the privacy and security of personal health information. In particular, regulations promulgated pursuant to HIPAA established privacy and security standards that limit the use and disclosure of individually identifiable health information and that require the implementation of administrative, physical and technological safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Our operations as a healthcare clearinghouse are directly subject to the Privacy Standards and Security Standards. In addition, our payer and provider customers are also directly subject to the Privacy Standards and Security Standards and are required to enter into written agreements with us, known as business associate agreements, which require us to safeguard individually identifiable health information and restrict how we may use and disclose such information. Effective February 17, 2010, ARRA extended the direct application of certain provisions of the Privacy Standards and Security Standards to us when we are functioning as a Business Associate of our payer or provider customers.

Violations of the Privacy Standards and Security Standards may result in civil and criminal penalties, and ARRA has increased the penalties for HIPAA violations and strengthened the enforcement provisions of HIPAA. Recently, enforcement activities appear to have increased, and ARRA may further increase such enforcement activities. For example, ARRA authorizes state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of Privacy Standards and Security Standards that threaten the privacy of state residents.

•	HIPAA Transaction and Identifier Standards. HIPAA and its implementing regulations also mandate format, data content and provider identifier standards that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. Although our systems are fully capable of transmitting transactions that comply with these requirements, some payers and healthcare clearinghouses with which we conduct business interpret HIPAA transaction requirements differently than we do or may require us to use legacy formats or include legacy identifiers as they transition to full compliance. Where payers or healthcare clearinghouses require conformity with their interpretations or require us to accommodate legacy transactions or identifiers as a condition of successful transactions, we seek to comply with their requirements, but may be subject to enforcement actions as a result. In January 2009, CMS published a final rule adopting updated standard code sets for diagnoses and procedures known as the ICD-10 code sets. A separate final rule also published by CMS in January 2009 resulted in changes to the formats to be used for electronic transactions subject to the ICD-10 code sets, known as Version 5010. While use of the ICD-10 code sets is not mandatory until October 1, 2013 and the use of Version 5010 is not mandatory until January 1, 2012, we have begun to modify our payment systems and processes to prepare for their implementation. We may not be successful in responding to these changes and any responsive changes we make to our transactions and software may result in errors or otherwise negatively impact our service levels. We may also experience complications related to supporting customers that are not fully compliant with the revised requirements as of the applicable compliance date.

•	Anti-Kickback and Anti-Bribery Laws. A number of federal and state laws govern patient referrals, financial relationships with physicians and other referral sources and inducements to providers and patients. For example, the federal Anti-Kickback Law prohibits any person or entity from offering, paying, soliciting or receiving, directly or indirectly, anything of value with the intent of generating referrals of patients covered by Medicare, Medicaid or other federal healthcare programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. Moreover, both federal and state laws forbid bribery and similar behavior. Any determination by a state or federal regulatory agency that any of our activities or those of our customers or vendors violate any of these laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our business, could require us to refund a portion of our service fees, could disqualify us from providing services to customers doing business with government programs and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

•	False or Fraudulent Claim Laws. There are numerous federal and state laws that prohibit false or fraudulent claims. False or fraudulent claims include, but are not limited to, billing for services not rendered, failing to refund known overpayments, misrepresenting actual services rendered, improper coding and billing for medically unnecessary items or services. The FCA and some state false claims laws contain whistleblower provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the government. Whistleblowers, the federal government and some courts have taken the position that entities that have violated other statutes, such as the federal anti-kickback law, have thereby submitted false claims under the FCA.

We rely on our customers to provide us with accurate and complete information. Errors and the unintended consequences of data manipulations by us or our systems with respect to entry, formatting, preparation or transmission of claim information may be determined or alleged to be in violation of these laws and regulations or could adversely impact the compliance of our customers.

•	Banking and Financial Services Industry Laws. The banking and is subject to numerous laws, regulations and industry standards, some of which may impact our operations and subject us, our vendors or our customers to liability as a result of the payment distribution products and services we offer. Although we do not act as a bank, we offer products and services that involve banks, or vendors who contract with banks and other regulated providers of financial services. As a result, we may be impacted by banking and financial services industry laws, regulations and industry standards, such as licensing requirements, solvency standards, requirements to maintain the privacy and security of nonpublic personal financial information and FDIC deposit insurance limits. Further, our payment distribution products and services may impact the ability of our payer customers to comply with state prompt payment laws. These laws require payers to pay healthcare claims meeting the statutory or regulatory definition of a “clean claim” to be paid within a specified time frame.

Legislative changes may impede our ability to utilize our off-shore service capabilities.

In our operations, we have contractors in India and China who may have access to patient health information in order to assist us in performing services to our customers. In recent sessions, the U.S. Congress has considered legislation that would restrict the transmission of personally identifiable information regarding a U.S. resident to any foreign affiliate, subcontractor or unaffiliated third party without adequate privacy protections or without providing notice of the transmission and an opportunity to opt out. Some of the proposals considered would have required patient consent and imposed liability on healthcare businesses arising from the improper sharing or other misuse of personally identifiable information. Congress also has considered creating a private civil cause of action that would allow an injured party to recover damages sustained as a result of a violation of these proposed restrictions. A number of states have also considered, or are in the process of considering, prohibitions or limitations on the disclosure of medical or other personal information to individuals or entities located outside of the United States. If legislation of this type is enacted, our ability to utilize off-shore resources may be impeded, and we may be subject to sanctions for failure to comply with the new mandates of the legislation. In addition, the enactment of such legislation could result in such work being performed at a lower margin of profitability, or even at a loss. Further, as a result of concerns regarding the possible misuse of personally identifiable information, some of our customers have contractually limited our ability to use our off-shore resources. Use of off-shore resources may increase our risk of violating our contractual obligations to our customers to protect the privacy and security of individually identifiable health information provided to us, which could adversely impact our reputation and operating results.

Failure by our customers to obtain proper permissions or provide us with accurate and appropriate data may result in claims against us or may limit or prevent our use of data which could harm our business.

We require our customers to provide necessary notices and to obtain necessary permissions for the use and disclosure of the information that we receive. If they do not provide necessary notices or obtain necessary permissions, then our use and disclosure of information that we receive from them or on their behalf may be limited or prohibited by state or federal privacy laws or other laws. Such failures by our customers could impair our functions, processes and databases that reflect, contain or are based upon such data. For example, as part of our claims submission services, we rely on our customers to provide us with accurate and appropriate data and directives for our actions. While we have implemented features and safeguards designed to maximize the accuracy and completeness of claims content, these features and safeguards may not be sufficient to prevent inaccurate claims data from being submitted to payers. In addition, such failures by our customers could interfere with or prevent creation or use of rules, analyses or other data-driven activities that benefit us. Accordingly, we may be subject to claims or liability for inaccurate claims data submitted to payers or for use or disclosure of information by reason of lack of valid notice or permission. These claims or liabilities could damage our reputation, subject us to unexpected costs and adversely affect our financial condition and operating results.

Certain of our products and services present the potential for embezzlement, identity theft or other similar illegal behavior by our employees or contractors with respect to third parties.

Among other things, our products and services include printing and mailing checks and/or facilitating electronic funds transfers for our payer customers and handling mail and payments from payers and from patients for many of our customers. These services frequently include handling original checks and/or credit card information and occasionally may include currency. Even in those cases in which we do not facilitate payments or handle original documents or mail, our services also involve the use and disclosure of personal and business information that could be used to impersonate third parties or otherwise gain access to their data or funds. If any of our employees or contractors takes, converts or misuses such funds, documents or data, or we experience a data breach creating a risk of identity theft, we could be liable for damages, and our business reputation could be damaged or destroyed. In addition, we could be perceived to have facilitated or participated in illegal misappropriation of funds, documents or data and, therefore, be subject to civil or criminal liability. Federal and state regulators may take the position that a data breach or misdirection of data constitutes an unfair or deceptive act or trade practice. We also may be required to notify individuals affected by any data breaches. Further, a data breach or similar incident could impact the ability of our customers that are creditors to comply with the federal “red flags” rule, which requires the implementation of identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with customer accounts.

Contractual relationships with customers that are governmental agencies or are funded by government programs may impose special burdens on us and provide special benefits to those customers.

A portion of our revenues comes from customers that are governmental agencies or are funded by government programs. Our contracts and subcontracts may be subject to some or all of the following:

•	termination when appropriated funding for the current fiscal year is exhausted;

•	termination for the governmental customer’s convenience, subject to a negotiated settlement for costs incurred and profit on work completed, along with the right to place contracts out for bid before the full contract term, as well as the right to make unilateral changes in contract requirements, subject to negotiated price adjustments;

•	compliance and reporting requirements related to, among other things, agency specific policies and regulations, equal employment opportunity, affirmative action for veterans and workers with disabilities and accessibility for the disabled;

•	broad audit rights; and

•	specialized remedies for breach and default, including setoff rights, retroactive price adjustments and civil or criminal fraud penalties, as well as mandatory administrative dispute resolution procedures instead of state contract law remedies.

In addition, certain violations of federal and state law may subject us to having our contracts terminated and, under certain circumstances, suspension and/or debarment from future government contracts. We are also subject to conflict-of-interest rules that may affect our eligibility for some government contracts, including rules applicable to all U.S. government contracts, as well as rules applicable to the specific agencies with which we have contracts or with which we may seek to enter into contracts.

The protection of our intellectual property requires substantial resources.

We rely upon a combination of patent, trade secret, copyright and trademark laws, license agreements, confidentiality procedures, nondisclosure agreements and technical measures to protect the intellectual property used in our business. The steps we have taken to protect and enforce our proprietary rights and intellectual property may not be adequate. For instance, we may not be able to secure trademark or service mark registrations for marks in the U.S. or in foreign countries or take similar steps to secure patents for our proprietary applications. Third parties may infringe upon or misappropriate our patents, copyrights, trademarks, service marks and similar proprietary rights, which could have an adverse affect on our business, financial condition and results of operations. If we believe a third party has misappropriated our intellectual property, litigation may be necessary to enforce and protect those rights, which would divert management resources, would be expensive and may not effectively protect our intellectual property. As a result, if anyone misappropriates our intellectual property, it may have an adverse effect on our business, financial condition and results of operations.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products or services.

We could be subject to claims that we are misappropriating or infringing intellectual property or other proprietary rights of others. These claims, even if not meritorious, could be expensive to defend and divert management’s attention from our operations. If we become liable to third parties for infringing these rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the products or services that use or contain the infringing intellectual property. We may be unable to develop non-infringing products or services or obtain a license on commercially reasonable terms, or at all. We may also be required to indemnify our customers if they become subject to third party claims relating to intellectual property that we license or otherwise provide to them, which could be costly.

A write-off of all or a part of our identifiable intangible assets or goodwill would hurt our operating results and reduce our net worth.

We have significant identifiable intangible assets and goodwill, which represents the excess of the total purchase price of our acquisitions over the estimated fair value of the net assets acquired. As of December 31, 2009, we had $989.3 million of identifiable intangible assets and $703.0 million of goodwill on our balance sheet, which represented in excess of 75.8% of our total assets. We amortize identifiable intangible assets over their estimated useful lives which range from 1 to 20 years. We also evaluate our goodwill for impairment at least annually using a combination of valuation methodologies. Because one of the valuation methodologies we use is impacted by market conditions, the likelihood and severity of an impairment charge increases during periods of market volatility, such as the one that recently occurred as a result of the general weakening of the global economy. We are not permitted to amortize goodwill under U.S. accounting standards. In the event an impairment of goodwill is identified, a charge to earnings would be recorded. Although it does not affect our cash flow, a write-off in future periods of all or a part of these assets would adversely affect our operating results and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Goodwill and Intangible Assets” in Part II, Item 7. of this Annual Report.

We are dependent on the continued service of key executives, the loss of any of whom could adversely affect our business.

Our performance is substantially dependent on the performance of our senior management team including, George I. Lazenby, IV (Chief Executive Officer), Tracy Bahl (Executive Chairman), Bob A. Newport, Jr. (Chief Financial Officer), Gregory T. Stevens (Executive Vice President, General Counsel and Secretary), J. Philip Hardin (Executive Vice President — Provider Services), Gary D. Stuart (Executive Vice President — Payer Services) and Mark Lyle (Senior Vice President — Pharmacy Services). We have entered into agreements with each member of our senior management team that restrict their ability to compete with us should they decide to leave our company. Even though we have entered into these agreements, we cannot be sure that any member of our senior management team will remain with us or that they will not compete with us in the future. The loss of any member of our senior management team could impair our ability to execute our business plan and growth strategy, cause us to lose customers and reduce revenues, or lead to employee morale problems and/or the loss of key employees.

Our success depends in part on our ability to identify, recruit and retain skilled management and technical personnel. If we fail to recruit and retain suitable candidates or if our relationship with our employees changes or deteriorates, there could be an adverse effect on our business.

Our future success depends upon our continuing ability to identify, attract, hire and retain highly qualified personnel, including skilled technical, management, product and technology and sales and marketing personnel, all of whom are in high demand and are often subject to competing offers. Competition for qualified personnel in the healthcare information technology and services industry is intense, and we cannot assure you that we will be able to hire or retain a sufficient number of qualified personnel to meet our requirements, or that we will be able to do so at salary, benefit and other compensation costs that are acceptable to us. A loss of a substantial number of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for expansion of our business, could have an adverse effect on our business. In addition, while none of our employees are currently unionized, unionization of our employees is possible in the future. Such unionizing activities could be costly to address and, if successful, would likely adversely impact our operations.

A prolonged economic downturn could have a material adverse effect on our business, financial condition and results of operations.

The U.S. economy is currently experiencing a significant economic downturn. We are unable to predict the likely duration or ultimate severity of the economic downturn and there can be no assurance that current economic conditions will not worsen. A prolonged or further weakening of economic conditions could lead to reductions in demand for our products and services. For example, a sustained recession could reduce the amount of income patients are able to spend on healthcare services. As a result, patients may elect to delay or forgo seeking healthcare services, which could decrease our transaction volumes or decrease payer and provider demand for our products and services. Also, prolonged high unemployment rates could cause commercial payer membership to decline which could result in lower transaction volumes in our business. In addition, as a result of weak economic conditions, we may experience the negative effects of increased financial pressures on our payer and provider customers. For instance, our business, financial condition and results of operations could be negatively impacted by increased competitive pricing pressure and a decline in our customers’ credit worthiness, which could result in us incurring increased bad debt expense. If we are not able to timely and appropriately adapt to changes resulting from a weak economic environment, our business, results of operations and financial condition may be materially and adversely affected.

Lengthy sales, installation and implementation cycles for some of our applications may result in delays or an inability to generate revenues from these applications.

Sales of complex revenue and payment cycle management solutions and electronic medical records applications may result in longer sales, contracting and implementation cycles for our customers. These sales may be subject to delays due to customers’ internal procedures for deploying new technologies and processes and implementation may be subject to delays based on the availability of the internal customer resources needed. The use of our solutions may also be delayed due to reluctance to change or modify existing procedures. We are unable to control many of the factors that will influence the timing of the buying decisions of potential customers or the pace at which installation and training may occur. If we experience longer sales, contracting and implementation cycles for our solutions, we may experience delays in generating, or an inability to generate revenue from these solutions, which could have an adverse effect on our financial results.

Risks Related to our Organization and Structure

We are a holding company and our principal asset is our ownership of equity interests in EBS Master, and we are accordingly dependent upon distributions from EBS Master to pay dividends, if any, taxes and other expenses.

We are a holding company and our principal asset is our ownership of units of membership interest in EBS Master (“EBS Units”). We have no independent means of generating revenue. We intend to cause EBS Master to make distributions to its unitholders, including us, in an amount sufficient to cover all applicable taxes payable but are limited in our ability to cause EBS Master to make these and other distributions to us (including for purposes of paying corporate and other overhead expenses and dividends) due to the terms of our credit agreements. To the extent that we need funds and EBS Master is restricted from making such distributions under applicable law or regulation, as a result of the terms in our credit agreements or is otherwise unable to provide such funds, it could adversely affect our liquidity and financial condition.

We are controlled by our Principal Equityholders whose interest in our business may be different than the interests of our other stockholders, and certain statutory provisions afforded to stockholders are not applicable to us.

Together, our Principal Equityholders control approximately 72.6% of the combined voting power of our Class A common stock. We are subject to a Stockholders Agreement with the General Atlantic Equityholders, the H&F Equityholders and certain individuals, including certain members of our senior management team and board of directors that received EBS Units and unvested options to purchase shares of our Class A common stock as part of the reorganization of the Company prior to our IPO (the “EBS Equity Plan Members”). Under the Stockholders Agreement, our Principal Equityholders are entitled to nominate a majority of the members of our board of directors and each of the Principal Equityholders has agreed to vote for all of such nominees.

Accordingly, our Principal Equityholders can exercise significant influence over our business policies and affairs, including the power to nominate a majority our board of directors. In addition, the Principal Stockholders can control any action requiring the general approval of our stockholders, including the adoption of amendments to our certificate of incorporation and bylaws and the approval of mergers or sales of substantially all of our assets. The concentration of ownership and voting power of our Principal Equityholders may also delay, defer or even prevent an acquisition by a third party or other change of control of our company and may make some transactions more difficult or impossible without the support of our Principal Equityholders, even if such events are in the best interests of minority stockholders. The concentration of voting power among the Principal Equityholders may have an adverse effect on the price of our Class A common stock.

We have opted out of section 203 of the General Corporation Law of the State of Delaware, which we refer to as the “Delaware General Corporation Law,” which prohibits a publicly held Delaware corporation from engaging in a business combination transaction with an interested stockholder for a period of three years after the interested stockholder became such unless the transaction fits within an applicable exemption, such as board approval of the business combination or the transaction which resulted in such stockholder becoming an interested stockholder. Therefore, the General Atlantic Equityholders and the H&F Equityholders are able to transfer control of us to a third party by transferring their common stock (subject to the restrictions in the Stockholders Agreement), which would not require the approval of our board of directors or our other stockholders.

Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply against the General Atlantic Equityholders, the H&F Equityholders or any of our directors who are employees of the Principal Equityholders, in a manner that would prohibit them from investing in competing businesses or doing business with our customers. To the extent they invest in such other businesses, our Principal Equityholders may have differing interests than our other stockholders. In addition, under the EBS Master LLC Agreement, the members of EBS Master, including the EBS Equity Plan Members and the affiliates of the H&F Equityholders that hold EBS Units or their successors (the “H&F Continuing LLC Members”), have agreed that the H&F Continuing LLC Members and/or one or more of their respective affiliates are permitted to engage in business activities or invest in or acquire businesses which may compete with our business or do business with any client of ours.

We have elected to be exempt from certain corporate governance requirements since we are a “Controlled Company” within the meaning of the NYSE Rules and, as a result, our stockholders do not have the protections afforded by these corporate governance requirements for so long as our election continues.

Together, our Principal Equityholders control more than 50% of the voting power of our outstanding common stock. As a result, we are a “controlled company” for the purposes of the NYSE listing requirements and therefore we are eligible for, and have elected to take advantage of, exemptions from certain NYSE listing requirements that would otherwise require our board of directors to have a majority of independent directors and our compensation and nominating and corporate governance committees to be comprised entirely of independent directors. Accordingly, for so long as we remain a “controlled company” and elect to opt out of these provisions, our stockholders do not and will not have the same protection afforded to stockholders of companies that are subject to all of the NYSE governance requirements, and the ability of our independent directors to influence our business policies and affairs may be reduced.

We are required to pay an affiliate of our Principal Equityholders and the EBS Equity Plan Members for certain tax benefits we may claim, and the amounts we may pay could be significant.

The EBS Units (along with a corresponding number of shares of our Class B common stock) held by the H&F Continuing LLC Members and EBS Equity Plan Members are exchangeable in the future for cash or shares of our Class A common stock. These future exchanges are likely to result in tax basis adjustments to the assets of EBS Master, which adjustments would also be allocated to us. Both the existing and the anticipated basis adjustments are expected to reduce the amount of tax that we would otherwise be required to pay in the future.

Additionally, we have entered into two tax receivable agreements with an entity controlled by the Principal Equityholders (the “Tax Receivable Entity”). One tax receivable agreement generally provides for the payment by us to the Tax Receivable Entity of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any step-up in tax basis in EBS Master’s assets resulting from the purchases by us and our subsidiaries of EBS Units prior to our IPO; (ii) tax benefits related to imputed interest deemed to be paid by us as a result of this tax receivable agreement; and (iii) loss carryovers from prior periods (or portions thereof).

The second of these tax receivable agreements generally provides for the payment by us to the Tax Receivable Entity of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any step-up in tax basis in EBS Master’s assets resulting from (a) exchanges by the H&F Continuing LLC Members of EBS Units (along with the corresponding shares of our Class B common stock) for cash or shares of our Class A common stock or (b) payments under this tax receivable agreement to the Tax Receivable Entity and (ii) tax benefits related to imputed interest deemed to be paid by us as a result of this tax receivable agreement.

We have also entered into a third tax receivable agreement with the EBS Equity Plan Members which will generally provide for the payment by us to the EBS Equity Plan Members of 85% of the amount of the cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any step-up in tax basis in EBS Master’s assets resulting from (a) the purchases by us and our subsidiaries of EBS Units from the EBS Equity Plan Members using a portion of the proceeds from our IPO, (b) the exchanges by the EBS Equity Plan Members of EBS Units (along with the corresponding shares of our Class B common stock) for cash or shares of our Class A common stock or (c) payments under this tax receivable agreement to the EBS Equity Plan Members and (ii) tax benefits related to imputed interest deemed to be paid by us as a result of this tax receivable agreement.

The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreements, will vary depending upon a number of factors, including the timing of exchanges by the H&F Continuing LLC Members or the EBS Equity Plan Members, as applicable, the price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, our use of loss carryovers and the portion of our payments under the tax receivable agreements constituting imputed interest or amortizable basis.

The payments we will be required to make under the tax receivable agreements could be substantial. We estimate that, as a result of the amount of the increases in the tax basis of the tangible and intangible assets of EBS Master and the loss carryovers from prior periods (or portions thereof), assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize in full the potential tax benefit described above, future payments under the tax receivable agreements in respect of the purchases and the loss carryovers will aggregate approximately $142 million and range from approximately $5 million to $25 million per year over the next 15 years. These amounts reflect only the cash savings attributable to current tax attributes resulting from the purchases and the loss carryovers. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments from these tax attributes. Future payments under the tax receivable agreements in respect of subsequent acquisitions of EBS Units would be in addition to these amounts.

In addition, although we are not aware of any issue that would cause the Internal Revenue Service to challenge the tax basis increases or other benefits arising under the tax receivable agreements, the Tax Receivable Entity and the EBS Equity Plan Members will not reimburse us for any payments previously made if such basis increases or other benefits are subsequently disallowed, except that excess payments made to the Tax Receivable Entity or the EBS Equity Plan Members will be netted against payments otherwise to be made, if any, after our determination of such excess. As a result, in such circumstances, we could make payments under the tax receivable agreements that are greater than our actual cash tax savings and may not be able to recoup those payments, which could adversely affect our liquidity.

Finally, because we are a holding company with no operations of our own, our ability to make payments under the tax receivable agreements is substantially dependent on the ability of our subsidiaries to make distributions to us. Our credit agreements restrict the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the tax receivable agreements. To the extent that we are unable to make payments under the tax receivable agreements for any reason, such payments will be deferred and will accrue interest until paid, which could adversely affect our results of operations and could also affect our liquidity in periods in which such payments are made.

Rights to receive payments under the tax receivable agreements may be terminated by the Tax Receivable Entity or the EBS Equity Plan Members, as applicable, if as the result of an actual or proposed change in law, the existence of the agreements would cause recognition of ordinary income (instead of capital gain) in connection with future exchanges of EBS Units for cash or shares of our Class A common stock or would otherwise have material adverse tax consequences to the Tax Receivable Entity, its owners or the EBS Equity Plan Members. There are legislative proposals pending in Congress that, if enacted in their present form, may result in such ordinary income recognition. Further, in the event of such a termination, the Tax Receivable Entity or the EBS Equity Plan Members would have the right, subject to the delivery of an appropriate tax opinion, to require us to determine a lump sum amount in lieu of the payments otherwise provided under the agreements. That lump sum amount would be calculated by increasing the portion of the tax savings retained by us to 30% (from 15%) and by calculating a present value for the total amount that would otherwise be payable under the agreements, using a discount rate equal to the lesser of LIBOR plus 100 basis points and 6.5% per annum and assumptions as to income tax rates and as to our ability to utilize the tax benefits (including the assumption that we will have sufficient taxable income). If the assumptions used in this calculation turn out not to be true, we may pay more or less than the specified percentage of our actual cash tax savings. This lump sum amount may be paid in cash or by a subordinated note with a seven-year maturity and an interest rate equal to the lesser of LIBOR plus 200 basis points and 6% per annum. Any such acceleration can occur only if the Tax Receivable Entity or any EBS Equity Plan Member, as applicable, has terminated a substantial portion of our obligations (or, in the case of an EBS Equity Plan Member, such

Member’s share of our obligations) under the applicable tax receivable agreement with respect to exchanges of units. The ultimate impact of a decision to accelerate will depend on what the ongoing payments would have been under the tax receivable agreement absent acceleration, which will in turn depend on the various factors mentioned above.

In addition, the tax receivable agreements provide that, upon certain mergers, asset sales, or other forms of business combination or certain other changes of control, our or our successor’s obligations with respect to tax benefits would be based on certain assumptions, including that we or our successor would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits covered by the tax receivable agreements. As a result, upon a change of control, we could be required to make payments under the tax receivable agreements that are greater than or less than the specified percentage of our actual cash tax savings.

Risks Related to Ownership of Our Class A Common Stock

The market price of our Class A common stock may be volatile, and your investment in our Class A common stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated or disproportionate to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our Class A common stock. The market price of our Class A common stock could fluctuate significantly in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

•	our actual or anticipated operating performance and growth and the actual or anticipated operating performance and growth of our competitors;

•	the overall performance of the equity markets;

•	actions of our historical equity investors, including sales of common stock by our directors and executive officers;

•	public response to press releases and other announcements by us and our competitors, including announcements of acquisitions, business developments and new products and services;

•	changes to our senior management team;

•	legal and regulatory changes;

•	publication of research reports or news stories about us, our competitors or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts; and

•	general economic, industry and market conditions, and in particular those conditions specific to the healthcare industry.

In addition, the stock market in general, and the market for technology-based companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of companies’ securities. Such litigation, if instituted against us, could entail substantial costs, divert our management’s time and attention from operational matters and harm our business, operating results and financial condition and, as a result, may negatively affect the market price of our Class A common stock.

We do not intend to pay dividends in the foreseeable future, and, because we are a holding company, we may be unable to pay dividends.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our Class A common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that our board of directors considers relevant.

Furthermore, because we are a holding company, any dividend payments would depend on the cash flow of our subsidiaries. However, our credit agreements limit the amount of distributions our subsidiaries (including EBS Master) can make to us and the purposes for which distributions could be made. Accordingly, we may not be able to pay dividends even if our board of directors would otherwise deem it appropriate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7. of this Annual Report.. For the foregoing reasons, you will not be able to rely on dividends on our Class A common stock to receive a return on your investment.

Provisions in our organizational documents may delay or prevent our acquisition by a third party.

Our amended and restated certificate of incorporation and by-laws contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our board of directors. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their Class A common stock. The provisions include, among others:

•	provisions relating to the number of directors on our board of directors and the appointment of directors upon an increase in the number of directors or vacancy on our board of directors;

•	provisions requiring a 66 2/3% stockholder vote for the amendment of certain provisions of our certificate of incorporation, such as provisions relating to the election of directors and the inability of stockholders to act by written consent or call a special meeting, and for the adoption, amendment and repeal of our by-laws;

•	provisions barring stockholders from calling a special meeting of stockholders or requiring one to be called;

•	elimination of the right of our stockholders to act by written consent; and

•	provisions that set forth advance notice procedures for stockholders’ nominations of directors and proposals for consideration at meetings of stockholders.

These provisions of our amended and restated certificate of incorporation and by-laws could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our Class A common stock in the future which could reduce the market price of our Class A common stock.

We have and will continue to incur additional costs as a result of becoming a public company, and our management may be required to devote substantial time and attention to new compliance initiatives.

As a public company, we have and will continue to incur significant levels of legal, accounting and other expenses that we did not incur as a privately-owned corporation. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and related rules of the SEC and the NYSE corporate governance practices for public companies impose significant requirements relating to disclosure controls and procedures and internal control over financial reporting. Our management and other personnel continue to devote a substantial amount of time and attention to these compliance initiatives, and additional laws may divert further management resources. Moreover, if we are not able to comply with these requirements and with the requirements of new compliance initiatives in a timely manner, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the NYSE or other regulatory authorities, which would require additional financial and management resources.

Failure to establish and maintain effective internal controls over financial reporting could have an adverse effect on our business, operating results and stock price.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. To date, we have not identified any material weaknesses related to our internal control over financial reporting or disclosure controls and procedures, although we have not conducted an audit of our controls. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. We are also in the process of evaluating how to document and test our internal control procedures to satisfy the requirements of Section 404 of Sarbanes-Oxley and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2010. During the course of this documentation and testing, we may identify deficiencies that we may be unable to remedy before the requisite deadline for those reports. Our auditors have not conducted an audit of our internal control over financial reporting. Any failure to remediate material weaknesses noted by us or our independent registered public accounting firm or to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information, and the trading price of our Class A common stock could drop significantly. Failure to comply with Section 404 of Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, the FINRA, the NYSE or other regulatory authorities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We do not own any real property. In late 2008, we expanded our lease of office space at 3055 Lebanon Pike, Nashville, Tennessee 37214, which is due to expire in October 2018, from approximately 55,000 square feet to approximately 164,000 square feet, and moved our corporate headquarters and consolidated certain of our other Nashville-area operations to this location.

One of our two primary data centers, containing approximately 31,000 square feet of data center and adjoining office space, is located at our former corporate headquarters in Nashville, Tennessee under a sub-lease agreement, which is due to expire in December 2010. In 2009, we entered into lease agreements pursuant to which a new data center and adjoining office space, comprising approximately 55,000 total square feet, will be constructed to our specifications in Nashville, Tennessee and will replace our existing Nashville data center upon its completion. The term on our lease for the new data center will be 15 years from the commencement date of the initial term, and we will have the option to extend the lease by two five-year renewal terms. We are currently scheduled to complete the migration to our new data center during the first half of 2011 and are in discussions with the landlord of our current Nashville data center to extend a portion of our sub-lease agreement until such time as our migration to the new data center is completed.

Our other primary data center, containing approximately 20,000 square feet of data center space, is located in Memphis, Tennessee, and is subject to a lease agreement due to expire in January 2017.

We also lease approximately 93,000 square feet of office space at a facility located in Toledo, Ohio for our provider patient statement operations and approximately 53,000 square feet of office space at a facility located in Bridgeton, Missouri for payer distribution services.

We also lease a number of other data centers, operations, business and sales offices in several states.

We believe that our facilities are generally adequate for current and anticipated future use, although we may from time to time lease or vacate additional facilities as our operations require.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock has been listed for trading on the NYSE under the trading symbol “EM” since August 12, 2009. Prior to that date, there was no established public trading market for our Class A common stock. The following table sets forth the high and low sales prices of our Class A common stock, as reported by the NYSE, for each of the periods listed.

	2009
	High	Low

Third Quarter (from August 12, 2009)	$18.25	$14.81
Fourth Quarter	$16.25	$14.27

On March 11, 2010, the last reported sale price for our Class A common stock was $16.51 per share. No established public trading market currently exists for our Class B common stock. Shares of Class B common stock can be exchanged with the Company for shares of Class A common stock on a one-for-one basis.

Holders

As of March 11, 2010, there were 33 and 20 holders of record of our Class A common stock and Class B common stock, respectively. Because many shares of Class A common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividends

We have not declared or paid any cash dividends on our Class A common stock and Class B common stock since our organization. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our Class A common stock or Class B common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, including restrictions contained in our credit agreements, business prospects and other factors that our board of directors considers relevant.

Performance Graph

The following graph compares the change in the cumulative total return (including the reinvestment of dividends) on our Class A common stock for the period from August 12, 2009, the date our shares of Class A common stock began trading on the NYSE, to the change in the cumulative total return on the stocks included in the Standard & Poor’s 500 Stock Index and the NYSE Health Services Index over the same period. The graph assumes an investment of $100 made in our Class A common stock at a price of $16.52 per share, the closing sale price on August 12, 2009, our first day of trading following our IPO (at $15.50 per share), and an investment in each of the other indices on August 12, 2009. We did not pay any dividends during the period reflected in the graph.

Comparison of Five Month Cumulative Total Return
Among Emdeon Inc., The S&P 500 Index
And The NYSE Health Services Index

	8/12/09	8/31/09	9/30/09	10/31/09	11/30/09	12/31/09
Emdeon Inc.	100.00	105.57	98.06	90.68	91.34	92.31
S&P 500	100.00	101.60	105.39	103.43	109.64	111.75
NYSE Health Services	100.00	101.81	100.16	98.28	105.30	112.90

The comparisons shown in the graph above are based on historical data and we caution that the stock price performance shown in the graph above is not indicative of, and is not intended to forecast, the potential future performance of our Class A common stock. The information in this “Performance Graph” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

Use of Proceeds From Registered Securities

On August 11, 2009, we commenced the IPO of our Class A common stock, par value of $0.0001. Pursuant to our Registration Statement on Form S-1 (File No. 333-153451), as amended, that was declared effective on August 11, 2009 and our Registration Statement on Form S-1MEF (File No. 333-161270) (collectively, “the Registration Statements”), we registered 27,255,000 shares of Class A common stock, consisting of 10,725,000 shares of Class A common stock on behalf of the Company and 16,530,000 shares of Class A common stock on behalf of certain selling stockholders. The entirety of the Class A common stock was sold in the IPO at a price per share to the public of $15.50 for an aggregate offering price of

$422.5 million. The IPO closed on August 17, 2009, and net proceeds of the IPO to the Company were $144.9 million (including approximately $3.1 million of offering expenses paid in 2008), after underwriting discounts of approximately $10.8 million and other fees and expenses of approximately $10.5 million.

Following is a description of our use of the proceeds from the IPO since September 30, 2009:

•	The Company used approximately $25.7 million of the proceeds from the IPO to purchase FVTech in January 2010 and to pay HLTH license fees in October 2009 pursuant to a data sublicense agreement between the Company and HLTH.

•	From September 30, 2009 through January 2010, the Company used approximately $0.7 million of the proceeds from the IPO to fund expenses related to operating as a public company.

As of March 11, 2010, we have used an aggregate of approximately $31.8 million of the total net proceeds from the IPO of $144.9 million, leaving a balance of $113.1 million. We anticipate that we will use the remaining net proceeds from the IPO for working capital and other general corporate purposes, including repayment of indebtedness and future acquisitions. Prior to application of such proceeds, we may hold the net proceeds in cash or invest them in short-term securities or investments. There has been no material change in the planned use of the IPO net proceeds from that described in the Registration Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for periods beginning on and after November 16, 2006. For periods prior to November 16, 2006, the tables below present the selected historical consolidated financial data of the group of wholly-owned subsidiaries of HLTH that comprised its Emdeon Business Services segment. For periods on and after November 16, 2006, the selected consolidated financial data gives effect to the reorganization transactions relating to our IPO as if they occurred on November 16, 2006.

Our selected statement of operations data for the years ended December 31, 2009, 2008 and 2007 and for the period from November 16, 2006 through December 31, 2006 and the selected balance sheet data as of December 31, 2009, 2008, 2007 and 2006 have been derived from our consolidated financial statements that have been audited by our independent registered public accounting firm.

The selected statement of operations data of Emdeon Business Services for the period from January 1, 2006 through November 15, 2006 and for the year ended December 31, 2005 and the selected balance sheet data as of December 31, 2005 have been derived from Emdeon Business Services’ consolidated financial statements that have been audited by Emdeon Business Services’ independent registered public accounting firm.

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this Annual Report. Historical results of operations are not necessarily indicative of results of operations or financial condition in the future or to be expected in the future.

	Emdeon Inc.				Emdeon Business Services
	(Successor)(1)(2)				(Predecessor)(1)
				Period from	Period from
				November 16,	January 1,
	Year Ended	Year Ended	Year Ended	2006 thru	2006 thru	Year Ended
	December 31,	December 31,	December 31,	December 31,	November 15,	December 31,
	2009	2008	2007	2006	2006	2005
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$918,448	$853,599	$808,537	$87,903	$663,186	$690,094
Costs and expenses:
Cost of operations	562,867	541,563	514,918	56,628	425,108	449,044
Development and engineering	33,928	28,625	28,198	2,782	21,782	22,734
Sales, marketing, general and administrative	113,701	91,212	94,475	12,762	80,352	89,042
Depreciation and amortization	105,321	97,864	62,811	7,127	30,440	32,273
Loss on abandonment of leased properties	1,675	3,081	—	—	—	—

Total costs and expenses	817,492	762,345	700,402	79,299	557,682	593,093

Operating income	100,956	91,254	108,135	8,604	105,504	97,001
Interest income	(75)	(963)	(1,567)	(139)	(67)	(74)
Interest expense	70,246	71,717	74,325	10,113	25	56
Other	(519)	—	—	—	—	—

Income (loss) before income taxes	31,304	20,500	35,377	(1,370)	105,546	97,019
Income tax provision	17,301	8,567	18,101	1,014	42,004	31,526

Net income (loss)	14,003	11,933	17,276	(2,384)	63,542	65,493
Net income attributable to noncontrolling interest	4,422	2,702	—	—	—	—

Net income (loss) attributable to controlling interest	$9,581	$9,231	$17,276	$(2,384)	$63,542	$65,493

Basic and diluted earnings (loss) per share to
Class A common stockholders:
Basic	$0.12	$0.12	$0.33	$(0.05)	—	—

Diluted	$0.12	$0.12	$0.17	$(0.05)	—	—

Weighted average number of shares used in
computing earnings per share:
Basic	82,459,169	74,775,039	52,000,000	52,000,000	—	—

Diluted	82,525,002	100,000,000	100,000,000	52,000,000	—	—

					Emdeon
					Business
	Emdeon Inc.				Services
	(Successor)(1)(2)				(Predecessor)(1)
	At	At	At	At	At
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$211,999	$71,478	$33,687	$30,513	$6,930
Total assets	2,230,426	2,000,279	1,357,229	1,372,853	1,245,128
Total debt(3)	840,682	825,230	871,934	907,349	—
Tax receivable obligations to related parties	142,044	—	—	—	—
Total equity	$979,869	$878,153	$300,969	$292,657	$1,121,637

(1)	Our financial results prior to November 16, 2006 represent the financial results of the group of wholly-owned subsidiaries of HLTH that comprised its Emdeon Business Services segment. On November 16,

2006, HLTH sold a 52% interest in EBS Master (which was formed as a holding company for our business in connection with that transaction) to an affiliate of General Atlantic. Accordingly, the financial information presented reflects the results of operations and financial condition of Emdeon Business Services before the 2006 Transaction (Predecessor) and of us after the 2006 Transaction (Successor).

(2)	As a result of our history of business combinations, our financial position and results of operations may not be comparable for each of the periods presented. See “Business — Organizational Structure and Corporate History” in Part I, Item 1. of this Annual Report.

(3)	Our debt as of December 31, 2009 and 2008 is reflected net of unamortized debt discount of approximately $53.3 and $64.7 million, respectively, related to original loan fees and purchase accounting adjustments to discount the debt to fair value in conjunction with the 2008 Transaction. Total debt as of December 31, 2009 includes an obligation of approximately $37.6 million related to a data sublicense obligation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report. Some of the statements in the following discussion are forward-looking statements. See “Forward-Looking Statements” included elsewhere in this Annual Report.

Overview

We are a leading provider of revenue and payment cycle management solutions, connecting payers, providers and patients in the U.S. healthcare system. Our product and service offerings integrate and automate key business and administrative functions of our payer and provider customers throughout the patient encounter, including pre-care patient eligibility and benefits verification, clinical exchange capabilities, claims management and adjudication, payment distribution, payment posting and denial management and patient billing and payment processing. Our customers are able to improve efficiency, reduce costs, increase cash flow and more efficiently manage the complex revenue and payment cycle process by using our comprehensive suite of products and services.

We deliver our solutions and operate our business in three business segments: (i) payer services, which provides services to commercial insurance companies, third party administrators and governmental payers; (ii) provider services, which provides services to hospitals, physicians, dentists and other healthcare providers, such as labs and home healthcare providers; and (iii) pharmacy services, which provides services to pharmacies, pharmacy benefit management companies and other payers. Through our payer services segment, we provide payment cycle solutions, both directly and through our channel partners, that simplify the administration of healthcare related to insurance eligibility and benefit verification, claims filing and claims and payment distribution. Through our provider services segment, we provide revenue cycle management solutions, patient billing and payment services and clinical exchange capabilities, both directly and through our channel partners, that simplify providers’ revenue cycle, reduce related costs and improve cash flow. Through our pharmacy services segment, we provide solutions to pharmacies and pharmacy benefit management companies and government agencies related to prescription benefit claim filing, adjudication and management, as well as electronic prescriptions.

There are a number of company-specific initiatives and industry trends that may affect our transaction volumes, revenues, cost of operations and margins. As part of our strategy, we encourage our customers to migrate from paper-based claim, patient statement, payment and other transaction processing to electronic, automated processing in order to improve efficiency. Our business is aligned with our customers to support this transition, and as they migrate from paper-based transaction processing to electronic processing, even though our revenues for an applicable customer generally will decline, our margins and profitability will typically increase. For example, because the cost of postage is included in our revenues for patient statement and payment distribution services (which is then also deducted as a cost of operations), when our customers transition to electronic processing, our revenues and costs of operations decrease as we will no longer incur or be required to charge for postage. As another example, as our payer customers migrate to MGAs with us, our electronic transaction volume usually increases while the rebates we pay and the per transaction rate we charge under these agreements is typically reduced.

Part of our strategy also includes the development and introduction of new products and services. Our new and updated products and services are likely to require us to incur development and engineering expenditures at levels similar to, and possibly greater than, recent years’ expenditures in order to successfully develop and achieve market acceptance of such products and services. We also may acquire, or enter into agreements with third parties to assist us in providing, new products and services. For example, we offer, or plan to offer, our electronic payment solutions through banks or vendors who contract with banks and other financial service firms. The costs of these initiatives or the failure to achieve broad penetration in target markets with respect to new or updated products and services may affect our results of operations and margins.

In addition to our internal development efforts, we actively evaluate opportunities to improve and expand our solutions through strategic acquisitions. Our acquisition strategy focuses on identifying acquisitions that improve and streamline the healthcare revenue and payment cycle. We believe our broad customer footprint allows us to deploy acquired products and services into our installed base, which, in turn, can help to accelerate growth of our acquired businesses. We also believe our management team’s ability to identify acquisition opportunities that are complementary and synergistic to our business and to integrate them into our existing operations with minimal disruption, will continue to play an important role in the expansion of our business and in our growth.

We also expect to continue to be affected by pricing pressure in our industry, which has led (and is expected to continue to lead) to reduced prices for the same services. We have sought in the past and will continue to seek to mitigate pricing pressure by (i) providing additional value-added products and services, (ii) increasing the volume of services we provide and (iii) managing our costs. In addition, significant changes in regulatory schemes, such as the new updated HIPAA Version 5010 standard electronic transaction code set requirements for ICD-10, ARRA and other federal healthcare policy initiatives, and demographic trends affecting the healthcare industry, such as population growth and aging, could affect the frequency and nature of our customers’ healthcare transactional activity. The impact of such changes could impact our revenues, cost of operations and infrastructure expenses and thereby affect our results of operations and the way we operate our business. For example, an increase in the U.S. population, if such increase is accompanied by an increase in the U.S. population that has health benefits, or the aging of the U.S. population, which requires an overall increased need for healthcare services, may result in an increase in our transaction volumes which, in turn, may increase our revenues and costs of operations.

Our Revenues and Expenses

We generate virtually all of our revenue by providing products and services that automate and simplify business and administrative functions for payers and providers, generally on either a per transaction, per document, per communications basis or, in some cases, on a monthly flat-fee basis. For certain services, we may charge an implementation fee in conjunction with related setup and connection to our network and other systems. In addition, we receive software license fees and software and hardware maintenance fees, primarily from payers who license our systems for converting paper claims into electronic ones and, occasionally, sell additional software and hardware products to such payers.

Cost of operations consists primarily of costs related to products and services we provide to customers and costs associated with the operation and maintenance of our networks. These costs include (i) postage and materials costs related to our patient statement and billing and payment distribution services, (ii) rebates paid to our channel partners and (iii) data and telecommunications costs, all of which generally vary with our revenues. Cost of operations also includes (i) personnel costs associated with production, network operations, customer support and other personnel, (ii) facilities expenses and (iii) equipment maintenance, which vary less directly with our revenue due to the fixed or semi-fixed nature of these expenses.

The largest component of our cost of operations is currently postage which is primarily incurred in our patient statements and payment services businesses and which is also a component of our revenue in those businesses. Our postage costs increase as our patient statement and payment distribution volumes increase and also when the U.S. Postal Service increases postal rates. U.S. postage rate increases, while generally billed as pass-through costs to our customers, affect our cost of operations as a percentage of revenue. In recent years, we have offset the impact of postage rate increases through cost reductions from efficiency measures, including data communication expense reductions and production efficiencies. Though we plan to continue our efficiency measures, we may not be able to offset the impact of postage rate increases in the future and, as a result, cost of operations as a percentage of revenue may rise if postage rate increases continue. Although the U.S. Postal Service increased postal rates annually from 2006 to 2009, such annual increases may not occur as regularly in the future. For example, in November 2009, the U.S. Postal Service announced that there would be no postal rate increase for 2010.

Rebates are paid to channel partners for electronic and other volumes delivered through our network to certain payers and can be impacted by the number of MGAs we execute with payers, the success of our direct sales efforts for provider revenue cycle management products and services and the extent to which direct connections to payers are developed by channel partners. In 2007 and 2008, our revenues and expenses were impacted by two separate contracts with a channel partner that expired without renewal. The effect of the expiration of these contracts was a decrease in our transaction volumes and related revenues and costs of operations. The effect on our operating income was partially mitigated by the retention of a portion of the transaction volumes through our MGA and other payer relationships, as well as the reduction in rebates paid pursuant to the expired channel partner contracts.

Our data communication expense consists of telecommunication and transaction processing charges. Over the last several years, we have been able to reduce our data communication expense due to efficiency measures and contract pricing changes. Due to the significance of these past reductions in recent years, further reductions may have a lesser impact in future periods.

Our material costs relate primarily to our patient statement and payment distribution volumes, and consist primarily of paper and printing costs.

Development and engineering expense consists primarily of personnel costs related to the development, management and maintenance of our current and future products and services. We plan to invest more in this area in the future as we develop new products and enhance existing products.

Sales, marketing, general and administrative expense (excluding corporate expense described in the next paragraph) consists primarily of personnel costs associated with our sales, account management and marketing functions and management and administrative services related to the operations of our business segments.

Our corporate expense relates to personnel costs associated with management, administrative, finance, human resources, legal, marketing, public relations and other corporate service functions, as well as professional services, costs incurred in connection with acquisitions, certain facilities costs, advertising and promotion, insurance and other expenses related to our overall business operations. Since our IPO, we have incurred costs and we expect to incur additional costs related to operating as a public company, including additional directors’ and officers’ liability insurance, outside director compensation, additional personnel costs and Sarbanes-Oxley and other compliance costs.

Our development and engineering expense, sales, marketing, general and administrative expense and our corporate expense, while related to our current operations, are also affected and influenced by our future plans (including the development of new products and services), business strategies and enhancement and maintenance of our infrastructure.

Recent Developments

In January 2010, we acquired FVTech, a provider of outsourced services specializing in electronic data conversion and information management solutions, for consideration of $20.0 million in cash at closing, and additional contingent payments of $0 to $40 million in cash based upon the financial performance of the acquired business for the two and three year periods following the closing. This acquisition will allow us to electronically process virtually all patient and third party healthcare payments regardless of the format in which the payments are submitted.

On March 16, 2010, we entered into a definitive agreement to acquire Healthcare Technology Management Services, Inc., a management consulting company focused primarily on the healthcare payer market, for consideration of $11.0 million at closing, to be paid $8.5 million in cash and $2.5 million in our Class A common stock, and additional contingent payments of $0 to $14.0 million in cash based upon the financial performance of the acquired business for the three year period following the closing. This acquisition will allow us to assist payers in evaluating their existing information technology strategies, systems and technologies in order to help our customers implement effective solutions.

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

Acquisitions and Divestitures

We actively evaluate opportunities to improve and expand our business through targeted acquisitions that are consistent with our strategy. In addition, we disposed of our office supplies and print services business in 2009 because it no longer fit within our overall strategy. Because of these acquisitions and the divestiture, our results of operations may not be directly comparable among periods. The following summarizes our acquisitions and divestiture transactions from 2007 through December 31, 2009 and affected segments:

Date	Acquisition	Description	Affected Segment

December 2007	IXT Solutions	Paper and electronic patient billing and payment solutions	Provider
September 2008	Patient statements business of GE Healthcare	Paper patient billing and payment solutions	Provider
June 2009	The Sentinel Group	Fraud and abuse management services	Payer
July 2009	eRx Network, L.L.C.	Electronic pharmacy healthcare solutions	Pharmacy
October 2009	Data Rights	Acquired certain additional rights to specified uses of data from HLTH/WebMD Corp	N/A

Effective Date	Divestiture	Description	Affected Segment

October 2009	Control-o-Fax	Office supplies and print services	Provider

Efficiency Measures

We evaluate and implement efficiency measures and other cost savings initiatives on an ongoing basis to improve our financial and operating performance through cost savings, productivity improvements and other process improvements. Since late 2006, we have increased these activities and have initiated numerous measures to streamline our operations through innovation, integration and consolidation. For instance, we are consolidating our data centers, consolidating our networks and outsourcing certain information technology and operations functions. The implementation of these measures often involve upfront costs related to severance, professional fees, contractor costs and/or capital expenditures, with the cost savings or other improvements not realized until the measures are successfully completed.

Purchase Accounting

In connection with the 2008 Transaction, purchase accounting adjustments were reflected in our financial statements. These adjustments included the following items and their impact:

•	Recognition of the fair value of our identifiable intangible assets. The increased value of these intangibles resulted in incremental amortization expense of $35.9 million in 2008 related to the 2008 Transaction.

•	Reduction to fair value of our deferred revenue related to outstanding products and services to be provided subsequent to the 2008 Transaction. In connection with the 2008 Transaction, we reduced our deferred revenue by $5.6 million. This adjustment, in effect, reduced the revenue and income from operations that would otherwise have been recognized by $5.3 million in 2008 and $0.7 million in 2009.

•	Reduction in the carrying value of our long-term debt to fair value in connection with the 2008 Transaction. In connection with the 2008 Transaction, 48% of our long-term debt was adjusted to fair value, a debt discount of approximately $66.4 million was recorded and approximately $8.2 million of the debt discount existing prior to the 2008 Transaction was written off. Amortization of the debt discount and the write-off of the previous debt discount resulted in incremental interest expense of approximately $7.4 million in 2008 over 2007. Also, as a result of the 2008 Transaction, our interest rate swap no longer met the criteria for hedge accounting and thus the value of the interest rate swap at that date is being amortized over its term to interest expense. This amortization resulted in incremental interest expense of approximately $9.7 million in 2008 over 2007. As a result of no longer meeting the criteria for hedge accounting, the change in fair value of our interest rate swap from the date of the 2008 Transaction to its redesignation date as a hedge on September 30, 2008 was reflected within interest expense, which reduced interest expense by approximately $12.7 million during 2008.

Income Taxes

Our statutory federal and state income tax rate ranges from 39% to 40%. Several factors, such as the book/tax basis difference for accounting of our investment in EBS Master and valuation allowance changes, however, can affect the Company’s effective tax rate for particular periods. Among these factors are the following items:

•	Changes in our book and tax basis in EBS Master — Certain items, including certain equity-based compensation, other comprehensive income and income of a corporate consolidated subsidiary of EBS Master, affect our book basis in EBS Master without similarly affecting our tax basis in EBS Master. The difference in the book and tax basis of our investment in EBS Master increased our income tax provision by approximately $10.5 million for 2009.

•	Valuation allowance changes — During 2009, we concluded, based primarily on our taxable income during the period and the expected accretive impact of our recent acquisitions on future taxable income, that we would generate sufficient future taxable income to utilize certain of our federal net operating losses, the benefit of which we had not previously recognized. As a result, income tax expense for 2009 is net of a benefit of approximately $11.8 million related to these net operating losses that had been the subject of a valuation allowance in the comparable prior year periods. The benefit was partially offset by an increase in state income tax valuation allowance related to a consolidated subsidiary of approximately $5.8 million.

•	Changes in apportioned state income tax rate — Changes in our operations also may cause our apportioned state income tax rate to change from period to period. Such rate changes may require adjustment to our existing deferred income tax assets and liabilities that have been recorded primarily as a result of our investment in EBS Master, as well as the 2006 Transaction and 2008 Transaction. A change in our estimated state income tax rate resulted in additional deferred income taxes of approximately $2.2 million during 2009.

Stock-Based and Equity-Based Compensation Expense

Prior to the IPO, certain employees and directors of EBS Master participated in one of two equity-based compensation plans — the Amended and Restated EBS Executive Equity Incentive Plan (the “EBS Equity Plan”) and the Amended and Restated EBS Incentive Plan (the “EBS Phantom Plan”). In connection with the IPO, outstanding awards under the EBS Phantom Plan were converted into awards under the 2009 Equity Incentive Plan adopted by the Company’s stockholders in July 2009 (the “2009 Plan”) and outstanding awards under the EBS Equity Plan were converted into EBS Units that are governed by individual agreements with certain directors and members of executive management, as well as awards under the 2009 Plan. The EBS Equity Plan consisted of a class of non-voting EBS Master equity units called “Grant Units.” The Grant Units represented profits interests in EBS Master and appreciated with increases in value of EBS Master. The EBS Phantom Plan was designed to allow individual employees to participate economically in the future growth and value creation at EBS LLC. Each participant received a specified number of units in the EBS Phantom Plan called “Phantom Units.” These Phantom Units appreciated with increases in value of EBS Master. These Phantom Units did not give employees an ownership interest in the Company and had no voting rights.

We incurred stock-based and equity-based compensation expense of $25.4 million, $4.1 million, and $6.6 million during 2009, 2008 and 2007, respectively. Comparability among the respective periods has been impacted by the following factors:

•	Change in the estimated fair value of liability awards. All equity-based awards granted under the EBS Equity Plan and EBS Phantom Plan prior to the second quarter of 2009 were classified as liabilities due to certain repurchase features. As liabilities, we were required to adjust the equity-based awards to fair value at the end of each quarter. The fair value of these liabilities generally fluctuated with the value of the underlying EBS Units.

•	Modification of equity-based awards. In June 2009, we modified the repurchase features of all Grant Units previously granted under the EBS Equity Plan. Following this modification, all Grant Units were reclassified as equity awards. Immediately prior to this reclassification, we adjusted the value of these Grant Units to their fair value and recognized equity-based compensation expense from this change in estimate of approximately $4.6 million during 2009.

•	Conversion in connection with our IPO. In connection with the IPO and reorganization transactions, the Phantom Units were converted into shares of our Class A common stock, restricted Class A common stock units and options to purchase shares of our Class A common stock under the 2009 Plan. As a result of the IPO and this conversion, we recognized equity-based compensation expense from this change in estimate of approximately $9.2 million during 2009.

•	Grant of options. On the IPO date, we also granted options to purchase shares of our Class A common stock to certain of our employees under the 2009 Plan.

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

We believe the following critical accounting policies address those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Revenue Recognition

We generate virtually all of our revenue by providing products and services that automate and simplify business and administrative functions for payers and providers, generally on either a per transaction, per document, per communication basis or, in some cases, on a monthly flat-fee basis. For certain services, we may charge an implementation fee in conjunction with related setup and connection to our network and other systems. In addition, we receive software license fees and software and hardware maintenance fees from payers who license our systems for converting paper claims into electronic claims and, occasionally, sell additional software and hardware products to such payers.

Revenue for transaction services, payment services and patient statements are recognized as the services are provided. Postage fees related to our payment services and patient statement volumes are recorded on a gross basis. Implementation and software license and software maintenance fees are amortized to revenue on a straight-line basis over the contract period, which generally varies from one to three years. Software and hardware sales are recognized once all elements are delivered and customer acceptance is received.

Cash receipts or billings in advance of revenue recognition are recorded as deferred revenues on our consolidated balance sheets.

We exclude sales and use tax from revenue in our consolidated statements of operations.

Business Combinations

We allocate the consideration transferred (i.e. purchase price) in a business combination to the acquired business’ identifiable assets, liabilities, and noncontrolling interests at their acquisition date fair value. The excess of the consideration transferred over the amount allocated to the identifiable assets and liabilities and noncontrolling interest, if any, is recorded as goodwill. Any excess of the fair value of the identifiable assets acquired and liabilities assumed over the consideration transferred, if any, is generally recognized within earnings as of the acquisition date.

The fair value of the assets, liabilities and noncontrolling interests is estimated based on one or a combination of income, costs, or market approaches as determined based on the nature of the asset or liability and the level of inputs available to us (i.e. quotes prices in an active market, other observable inputs or unobservable inputs). To the extent that our initial accounting for a business combination is incomplete at the end of a reporting period, provisional amounts are reported for those items which are incomplete. We retroactively adjusts such provisional amounts as of the acquisition date once new information is received about facts and circumstances that existed as of the acquisition date.

Goodwill and Intangible Assets

Goodwill and intangible assets from our acquisitions are accounted for using the acquisition method of accounting. Intangible assets with definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets generally as follows:

Customer relationships	9 to 20 years
Trade names	20 years
Data sublicense agreement	8 years
Non-compete agreements	1 to 5 years

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

We have identified our payer, provider, and pharmacy operating segments as our reporting units. We estimate the fair value of our reporting units using a methodology that considers both income and market approaches. Specifically, we develop an initial estimate of the fair value of each reporting unit as the present value of the expected future cash flows to be generated by the reporting unit. We then validate this initial amount by comparison to a value determined based on transaction multiples among guideline publicly traded companies.

Each approach requires the use of certain assumptions. The income approach requires management to exercise judgment in making assumptions regarding the reporting unit’s future income stream, a discount rate and a constant rate of growth after the initial five year forecast period utilized. These assumptions are subject to change based on business and economic conditions and could materially affect the indicated values of our reporting units. For example, a 100 basis point change in our selected discount rate would result in a change in the indicated value of our payer, provider and pharmacy reporting units of approximately $100.6 million, $105.5 million and $71.5 million, respectively, which would have required additional impairment analysis for our payer segment.

The market approach requires management to exercise judgment in its selection of the guideline companies as well in its selection of the most relevant transaction multiple. Guideline companies selected are comparable to us in terms of product or service offerings, markets, and/or customers, among other characteristics. We considered two transaction multiples — (i) the ratio of market value of invested capital to earnings before interest and taxes (MVIC/EBIT) and (ii) the ratio of market value of invested capital to earnings before interest, taxes, depreciation, and amortization (MVIC/EBITDA).

Our method of assessing the fair value of our reporting units and our method of selecting the key assumptions did not change from 2008 to 2009. However, a slight decline in the market returns on equity and the borrowing costs at the date of our evaluation resulted in an average 40 basis point decrease in the discount rate from the comparable prior year evaluation.

Income Taxes

We record deferred income taxes for the tax effect of differences between book and tax bases of our assets and liabilities.

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

The Company recognizes tax benefits for uncertain tax positions at the point that the Company concludes that the tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. The benefit, if any, is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, are resolved through negotiation or litigation with the taxing authority, or on expiration of the statute of limitations.

Equity-Based Compensation

Compensation expense related to the Company’s equity-based awards is recognized on a straight-line basis over the requisite service period. The fair value of the equity awards is determined by use of a Black-Scholes model and assumptions as to expected term, expected volatility, expected dividends and the risk free rate. Our equity-based awards historically were classified as liabilities due to certain repurchase features. We remeasured the fair value of these awards at each reporting date. Liability awards are included in other long-term liabilities in the consolidated balance sheet.

The Company modified the repurchase features of certain of these equity-based awards in June 2009 and all such repurchase features were removed in connection with the IPO in August 2009. Following this modification and IPO, all such awards are classified within equity in the consolidated balance sheet.

Tax Receivable Agreements

In connection with the IPO, we entered into tax receivable agreements which obligate us to make payments to certain parties affiliated with General Atlantic, H&F and former EBS Equity Plan Members generally equal to 85% of the applicable cash savings that we realize as a result of tax attributes arising from the 2006 Transaction, the 2008 Transaction, and the former Grant Unit holders’ exchange of EBS Units for cash or shares of Class A common stock. We will retain the benefit of the remaining 15% of these tax savings.

Future exchanges of EBS Units for cash or shares of Class A common stock related to the affiliates of General Atlantic, H&F and the former EBS Equity Plan Members who are parties to the tax receivable agreements are expected to result in an additional tax receivable obligation for the Company with a corresponding offset to our additional paid in capital account. Subsequent adjustments of the tax receivable obligations due to certain events (e.g. realization of net operating losses, tax rate changes or the timing of cash settlement obligations) are expected to result in a corresponding adjustment of our net income. For example, if our corporate tax rate were to increase by 100 basis points, our obligation under these tax receivable agreements would increase and our pre-tax income would be reduced by approximately $4.1 million.

Results of Operations

The following table summarizes our consolidated results of operations for the year ended December 31, 2009, the year ended December 31, 2008 and the year ended December 31, 2007

	Year Ended		Year Ended		Year Ended
	December 31, 2009		December 31, 2008		December 31, 2007
		% of		% of		% of
	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Revenue(1)

Revenues(2)
Payer Services	$397,492	43.3%	$372,159	43.6%	$366,675	45.4%
Provider Services	462,513	50.4	444,845	52.1	408,439	50.5
Pharmacy Services	60,843	6.6	39,067	4.6	36,937	4.6
Eliminations	(2,400)	(0.3)	(2,472)	(0.3)	(3,514)	(0.4)

Total revenues	918,448	100.0	853,599	100.0	808,537	100.0

Costs of operations
Payer Services	253,473	63.8	242,950	65.3	241,755	65.9
Provider Services	294,700	63.7	292,844	65.8	268,529	65.7
Pharmacy Services	16,668	27.4	7,612	19.5	7,094	19.2
Eliminations	(1,974)		(1,843)		(2,460)

Total costs of operations	562,867	61.3	541,563	63.4	514,918	63.7

Development and engineering
Payer Services	12,677	3.2	10,472	2.8	11,157	3.0
Provider Services	15,294	3.3	14,015	3.2	12,869	3.2
Pharmacy Services	5,957	9.8	4,138	10.6	4,172	11.3
Eliminations	—		—		—

Total development and engineering	33,928	3.7	28,625	3.4	28,198	3.5

Sales, marketing, general and admin
Payer Services	25,803	6.5	23,286	6.3	22,386	6.1
Provider Services	31,978	6.9	30,475	6.9	31,329	7.7
Pharmacy Services	8,047	13.2	3,864	9.9	3,561	9.6
Eliminations	(426)		(624)		(1,052)

Total sales, marketing, general and admin excluding corporate	65,402	7.1	57,001	6.7	56,224	7.0

Income from segment operations	256,251	27.9	226,410	26.5	209,197	25.9
Corporate expense	49,974	5.4	37,292	4.4	38,251	4.7
Depreciation and amortization	105,321	11.5	97,864	11.5	62,811	7.8

Operating income	100,956	11.0	91,254	10.7	108,135	13.4
Interest income	(75)	(0.0)	(963)	(0.1)	(1,567)	(0.2)
Interest expense	70,246	7.6	71,717	8.4	74,325	9.2
Other income	(519)	(0.1)	—	—	—	—

Income before income tax provision	31,304	3.4	20,500	2.4	35,377	4.4
Income tax provision	17,301	1.9	8,567	1.0	18,101	2.2

Net income	14,003	1.5%	11,933	1.4%	17,276	2.1%
Net income attributable to noncontrolling interest	4,422		2,702		—

Net income attributable to Emdeon Inc.	$9,581		$9,231		$17,276

(1)	All references to percentage of revenues for expense components refer to the percentage of revenues for such segment.

(2)	See “Note 24-Segment Reporting” to our consolidated financial statements for further detail of our revenues within each reportable segment.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Our total revenues were $918.4 million for 2009 as compared to $853.6 million for 2008, an increase of approximately $64.8 million, or 7.6%.

Our payer services segment revenue is summarized by product line in the following table:

	2009	2008	$ Change

Claims management	$184,605	$179,930	$4,675
Payment services	211,985	191,874	20,111
Intersegment revenue	902	355	547

	$397,492	$372,159	$25,333

Claims management revenues for 2009 increased by approximately $4.7 million, or 2.6%, from 2008 primarily due to an increase in the volume of electronic claims processed during the current year period, as well as payment integrity solutions revenue generated following our acquisition of The Sentinel Group in June 2009. The increase was partially offset by the impact of market pricing pressures on our average transaction rates. Payment services revenues for 2009 increased by approximately $20.1 million, or 10.5%. This increase was primarily driven by new sales and implementations, as well as the impact of the U.S. postage rate increases effective in May 2009 and May 2008.

Our provider services segment revenue is summarized by product line in the following table:

	2009	2008	$ Change

Patient statements	$274,390	$266,233	$8,157
Revenue cycle management	155,112	144,904	10,208
Dental	31,513	31,591	(78)
Intersegment revenue	1,498	2,117	(619)

	$462,513	$444,845	$17,668

Patient statement revenues for 2009 increased approximately $8.2 million, or 3.1%, primarily due to the acquisition of the patient statement business of GE Healthcare Information Technology (the “GE Patient Statement Acquisition”) in September 2008 and the impact of the U.S. postage rate increases effective in May 2009 and May 2008. These increases were partially offset by customer attrition and the sale of our office supplies and print services business in October 2009. Revenue cycle management revenues for 2009 increased approximately $10.2 million, or 7.0%, primarily from new sales and implementations, partially offset by attrition in legacy products. Dental revenues for 2009 decreased approximately $0.1 million, or 0.2%, primarily due to pricing pressures in the dental market, which offset the impact of new sales and implementations.

Our pharmacy services segment revenues were $60.8 million for the 2009 as compared to $39.1 million for 2008, an increase of approximately $21.8 million, or 55.7%. This increase was primarily due to our acquisition of eRx (the “eRx Acquisition”) in July 2009, as well as new sales and implementations.

Cost of Operations

Our total cost of operations was $562.9 million for 2009 as compared to $541.6 million for 2008, an increase of approximately $21.3 million, or 3.9%.

Our cost of operations for our payer services segment was approximately $253.5 million for 2009 as compared to $243.0 million for 2008, an increase of approximately $10.5 million, or 4.3%. As a percentage of revenue, our payer services costs of operations decreased to 63.8% for 2009 as compared to 65.3% for 2008. Cost of operations for our payer services segment includes approximately $3.5 million and $0.6 million of equity-based compensation for 2009 and 2008, respectively. Excluding this equity-based compensation, payer services cost of operations were $250.0 million for 2009 as compared to $242.3 million for 2008, an increase of approximately $7.6 million, or 3.1%. The increase is primarily due to revenue growth in payment services, including increased postage costs resulting from the U.S. postage rate increases effective in May 2008 and May 2009, which was partially offset by reduced data communication expenses from improved utilization of our existing data communication capabilities. Excluding the equity-based compensation, as a percentage of revenue, our payer services costs of operations decreased to 62.9% for 2009 as compared to 65.1% for 2008. This decrease was primarily due to reduced data communication expenses, production efficiencies in our payment services business and operating leverage associated primarily with our electronic claims management solutions.

Our cost of operations for our provider services segment was $294.7 million for 2009 as compared to $292.8 million for 2008, an increase of approximately $1.9 million, or 0.6%. As a percentage of revenue, our provider services segment costs of operations decreased to 63.7% for 2009 as compared to 65.8% for 2008. Costs of operations for our provider services segment includes approximately $2.6 million and $0.1 million related to equity-based compensation for 2009 and 2008, respectively. Excluding this equity-based compensation, provider services costs of operations were $292.1 million for 2009 as compared to $292.7 million for 2008, a decrease of approximately $0.6 million, or 0.2%. The decrease is primarily due to reduced data communication expenses from improved utilization of our existing data communication capabilities and changes in revenue mix between our patient statements solutions, which generally have higher cost of operations, and revenue cycle management solutions, which generally have lower cost of operations. Excluding the equity-based compensation, as a percentage of revenue, our provider services costs of operations decreased to 63.2% for 2009 as compared to 65.8% for 2008. This decrease was primarily due to reduced data communication expenses, efficiency measures related to facility consolidations in our patient statement operations, changes in revenue mix and operating leverage associated primarily with our revenue cycle management solutions.

Our cost of operations for our pharmacy services segment was $16.7 million for 2009 as compared to $7.6 million for 2008, an increase of $9.1 million, or 119.0%. This increase is primarily related to the inclusion of the revenues and associated costs of the eRx business following the eRx Acquisition in July 2009.

Development and Engineering Expense

Our total development and engineering expense was $33.9 million for 2009 as compared to $28.6 million for 2008, an increase of approximately $5.3 million, or 18.5%. Development and engineering expense includes approximately $1.6 million and $0.1 million related to equity-based compensation for 2009 and 2008, respectively. Excluding this equity-based compensation, development and engineering expense was $32.3 million for 2009 as compared to $28.6 million for 2008, an increase of approximately $3.8 million, or 13.2%. This increase is primarily related to increased product development activity in our payer and provider services segments and the inclusion of the product development infrastructure associated with the eRx Acquisition in July 2009.

Sales, Marketing, General and Administrative Expense (Excluding Corporate Expense)

Our total sales, marketing, general and administrative expense (excluding corporate expense) was $65.4 million for 2009 as compared to $57.0 million for 2008, an increase of approximately $8.4 million, or 14.7%.

Our sales, marketing, general and administrative expense for our payer services segment was $25.8 million for 2009 as compared to $23.3 million for 2008, an increase of approximately $2.5 million, or 10.8%. Sales, marketing, general and administrative expense for our payer services segment includes approximately $4.0 million and $0.8 million related to equity-based compensation for 2009 and 2008, respectively. Excluding this equity-based compensation, payer services costs of operations were $21.8 million for 2009 as compared to $22.5 million for 2008, a decrease of approximately $0.7 million, or 3%. This decrease was primarily due to the absence in 2009 of severance costs and compensation related to 2008 efficiency measures.

Our sales, marketing, general and administrative expense for our provider services segment was $32.0 million for 2009 as compared to $30.5 million for 2008, an increase of approximately $1.5 million, or 4.9%. Sales, marketing, general and administrative expense for our provider services segment includes approximately $3.7 million and $0.5 million related to equity-based compensation for 2009 and 2008, respectively. Excluding this equity-based compensation, provider services sales, marketing, general and administrative expense was $28.3 million for 2009 as compared to $30.0 million for 2008, a decrease of approximately $1.7 million, or 5.6%. This decrease was primarily due to 2008 efficiency measures which reduced compensation costs, as well as our utilization of internal personnel to develop product enhancements for which eligible costs were capitalized in 2009. This decrease was partially offset by a moderate increase in bad debt expense related to our revenue cycle management business.

Our sales, marketing, general and administrative expense for our pharmacy services segment was approximately $8.0 million for 2009 as compared to $3.9 million for 2008, an increase of approximately $4.2 million, or 108.3%. Sales, marketing, general and administrative expense for our pharmacy services segment includes approximately $0.5 million and $0.0 million related to equity-based compensation for 2009 and 2008, respectively. Excluding this equity-based compensation, pharmacy services sales, marketing, general and administrative expense was $7.5 million for 2009 as compared to $3.8 million for 2008, an increase of approximately $3.7 million, or 95.9%. This increase is primarily related to the inclusion of the infrastructure associated with the eRx Acquisition in July 2009.

Corporate Expense

Our corporate expense was $50.0 million for 2009 as compared to $37.3 million for 2008, an increase of approximately $12.7 million, or 34.0%. Corporate expense includes approximately $9.1 million and $2.0 million related to equity-based compensation for 2009 and 2008, respectively. Excluding this equity-based compensation, corporate expense was $40.9 million for 2009 as compared to $35.3 million for 2008, an increase of approximately $5.5 million, or 15.7%. The increase in the current year period was primarily due to (i) incremental costs associated with the infrastructure required to operate as a public company, such as increased directors and officers insurance costs, increased compliance costs and additional finance, legal and other personnel costs, (ii) expenses associated with the IPO and (iii) increased costs of additional corporate functions, including business development and public relations, not present for the entire year of 2008.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $105.3 million for 2009 as compared to $97.9 million for 2008, an increase of approximately $7.5 million, or 7.6%. This increase was primarily due to depreciation of property and equipment placed in service in 2009, additional depreciation and amortization expense related to purchase accounting adjustments associated with the 2008 Transaction, the eRx Acquisition and GE Patient Statement Acquisition in February 2008, July 2009 and September 2008, respectively, as well as amortization related to our acquisition from HLTH of certain additional rights to specified uses of our data in October 2009.

Interest Income

Our interest income was $0.1 million for 2009 as compared to $1.0 million for 2008, a decrease of approximately $0.9 million. While our interest-bearing cash and cash equivalent balances have increased since 2008, this increase was more than offset by the effect of a reduction in the market interest rates available to us during 2009.

Interest Expense

Our interest expense was $70.2 million for 2009 as compared to $71.7 million for 2008, a decrease of approximately $1.5 million, or 2.1%. This decrease is primarily due to a scheduled decrease in the notional amount of our interest rate swap of approximately $171.7 million that occurred on December 31, 2008, offset by a difference in the periods for which our interest rate swap was designated as a hedge for accounting purposes. The decrease in the notional amount of our interest rate swap agreement caused interest expense to decline because the fixed rate we paid during 2009 under the interest rate swap exceeded the interest rate on our term loans. As a result, less of our debt was subject to the higher fixed rate of our interest rate swap agreement during 2009 as compared to the prior year. Our notional amount further decreased by an additional $123.6 million on December 31, 2009.

Our discontinuation of hedge accounting treatment in 2008 required us to adjust our interest rate swap to fair market value with the change reflected in interest expense. As a result of the fair value adjustment, we reduced interest expense by approximately $12.7 million during 2008. No similar adjustment was reflected in 2009 as we redesignated our interest rate swap agreement as a hedge of our interest rate risk in September 2008.

Income Taxes

Our income tax expense was $17.3 million for 2009 as compared to $8.6 million for 2008, an increase of approximately $8.7 million, or 101.9%. The effective income tax rates for 2009 and 2008 were 55.3% and 41.8%, respectively. Differences between the federal statutory rate and these effective income tax rates principally relate to the change in our book basis versus tax basis in our investment in EBS Master, changes in our valuation allowances, the effect of income allocated to noncontrolling interest, state income tax rate changes and the impact of other permanent differences relating to pre-tax income.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Our total revenues were $853.6 million in 2008 as compared to $808.5 million in 2007, an increase of approximately $45.1 million, or 5.6%. This increase in revenue was net of an approximately $4.7 million revenue reduction in 2008 from purchase accounting adjustments associated with the 2008 Transaction.

Our payer services segment revenue is summarized by product line in the following table:

	2008	2007	Change

Claims management	$179,930	$192,318	$(12,388)
Payment services	191,874	173,677	18,197
Intersegment revenue	355	680	(325)

	$372,159	$366,675	$5,484

Claims management revenues for 2008 declined by approximately $12.4 million, or 6.4%, from 2007. This decrease was primarily driven by (i) reduced average transaction rates from market pricing pressures and the execution of additional MGAs, (ii) a decline in electronic batch claims transaction volumes primarily related to the expiration of two contracts with a channel partner and conversion of a MGA to a standard payer arrangement and (iii) a purchase accounting adjustment reducing revenue by approximately $1.4 million recorded in connection with the 2008 Transaction. This decrease in revenue was partially offset by higher volumes in other transaction categories. Payment services revenues for 2008 increased by approximately $18.2 million, or 10.5%. This increase was primarily driven by new sales and implementations, as well as the impact of U.S. postage rate increases effective in May 2008 and May 2007.

Our provider services segment revenue is summarized by product line in the following table:

	2008	2007	Change

Patient statements	$266,233	$240,074	$26,159
Revenue cycle management	144,904	136,679	8,225
Dental	31,591	28,852	2,739
Intersegment revenue	2,117	2,834	(717)

	$444,845	$408,439	$36,406

Patient statement revenues for 2008 increased approximately $26.2 million, or 10.9%, due to (i) the acquisition of IXT Solutions in December 2007 and the GE Patient Statement Acquisition in September 2008 and (ii) the impact of U.S. postage rate increases effective in May 2008 and May 2007, offset by customer attrition. Revenue cycle management revenues for 2008 increased approximately $8.2 million, or 6.0%, from new sales and implementations, net of a purchase accounting adjustment reducing revenue by approximately

$3.3 million recorded in connection with the 2008 Transaction and attrition in legacy products. Dental revenues for 2008 increased approximately $2.7 million, or 9.5%, due to new sales and implementations.

Our pharmacy services segment revenues were $39.1 million in 2008 as compared to $36.9 million in 2007, an increase of approximately $2.1 million, or 5.8%. This increase was attributable to new sales and implementations.

Cost of Operations

Our total cost of operations was $541.6 million in 2008 as compared to $514.9 million in 2007, an increase of approximately $26.6 million, or 5.2%.

Our cost of operations for our payer services segment was $243.0 million in 2008 as compared to $241.8 million in 2007, an increase of approximately $1.2 million, or 0.5%. As a percentage of revenue, our payer services costs of operations decreased to 65.3% in 2008 as compared to 65.9% in 2007. The increase in payer services costs of operations was primarily attributable to higher material and postage costs resulting from higher payment services volumes and U.S. postage rate increases in May 2008 and May 2007. The increase in our payer services costs of operations was partially offset by reduced rebates paid to channel partners primarily related to the expiration of two contracts with a channel partner. The decrease in our payer services costs of operations as a percentage of revenue was largely attributable to increased utilization of outsourced services.

Our cost of operations for our provider services segment was $292.8 million in 2008 as compared to $268.5 million in 2007, an increase of $24.3 million, or 9.1%. As a percentage of revenue, our provider services segment costs of operations increased to 65.8% in 2008 as compared to 65.7% in 2007. The increase in provider services costs of operations is primarily attributable to (i) the acquisition of IXT Solutions in December 2007, (ii) the GE Patient Statement Acquisition in September 2008 and (iii) U.S. postage rate increases in May 2008 and May 2007, partially offset by reduced data communication expense.

Our cost of operations for our pharmacy services segment was $7.6 million in 2008 as compared to $7.1 million in 2007, an increase of $0.6 million, or 7.3%, which was generally attributable to the growth in pharmacy revenue.

Development and Engineering Expense

Our total development and engineering expense was $28.6 million in 2008 as compared to $28.2 million in 2007, an increase of approximately $0.4 million, or 1.5%. The increase was primarily attributable to increased costs of efficiency measures and product development activity in 2008.

Sales, Marketing, General and Administrative Expense (Excluding Corporate Expense)

Our total sales, marketing, general and administrative expense (excluding corporate expense) was $57.0 million in 2008 as compared to $56.2 million in 2007, an increase of approximately $0.8 million or 1.4%.

Our sales, marketing, general and administrative expense for our payer services segment was $23.3 million in 2008 as compared to $22.4 million in 2007, an increase of approximately $0.9 million, or 4.0%. This increase was primarily attributable to higher commissions from increased 2008 sales, severance costs incurred related to 2008 efficiency measures and increased bad debt expense, partially offset by our utilization of internal personnel in product development initiatives for which eligible costs were capitalized.

Our sales, marketing, general and administrative expense for our provider services segment was $30.5 million in 2008 as compared to $31.3 million in 2007, a decrease of approximately $0.9 million, or 2.7%. This decrease was primarily attributable to a reduction in personnel costs from our efficiency measures in early 2008, and the absence of equity compensation expense in 2008 associated with HLTH stock compensation plans, partially offset by increased bad debt expense.

Our sales, marketing, general and administrative expense for our pharmacy services segment was $3.9 million in 2008 as compared to $3.6 million in 2007, an increase of approximately $0.3 million, or 8.5%, reflecting general consistent levels of activity for both periods.

Corporate Expense

Our corporate expense was $37.3 million in 2008 as compared to $38.3 million in 2007, a decrease of approximately $1.0 million, or 2.5%. This decrease was primarily attributable to lower transition service fees for services provided by HLTH to us after our separation from HLTH and the absence in 2008 of stock-based compensation expense associated with HLTH’s stock compensation plans. The decrease in corporate expense was partially offset by charges and costs associated with the relocation of our corporate headquarters and the related abandonment of our prior headquarters facility in December 2008, as well as certain increased personnel and other costs in 2008 associated with our continued transition to a stand-alone company following the 2006 Transaction.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $97.9 million in 2008 as compared to $62.8 million in 2007, an increase of approximately $35.1 million, or 55.8%. This increase is primarily attributable to additional depreciation and amortization expense related to purchase accounting adjustments associated with the 2008 Transaction, as well as depreciation of property and equipment placed in service in 2008.

Interest Income

Our interest income was $1.0 million in 2008 as compared to $1.6 million in 2007, a decrease of approximately $0.6 million, or 38.5%. While our interest-bearing cash and cash equivalent balances increased in 2008 as compared to 2007, this increase was more than offset by the effect of a reduction in market interest rates available to us during 2008.

Interest Expense

Our interest expense was $71.7 million in 2008 as compared to $74.3 million in 2007, a decrease of approximately $2.6 million, or 3.5%. This decrease is primarily attributable to a reduction of interest expense of approximately $12.7 million related to changes in the fair value of our interest rate swap agreement from February 8, 2008 (the date of the 2008 Transaction) to September 30, 2008 (the date our swap was re-designated as an accounting hedge) and lower variable interest rates under our credit agreements. Partially offsetting the change in fair market value of our interest rate swap was interest expense from the amortization of the debt discount, which resulted from adjusting 48% of our debt to its fair value, and from the amortization of the value of the interest rate swap at the time hedge accounting was discontinued, both of which resulted from the 2008 Transaction.

Income Taxes

Our income tax expense was $8.6 million in 2008 as compared to $18.1 million in 2007, which resulted in an effective income tax rate of 41.8% and 51.2%, respectively. The differences between the federal statutory rate and these effective income tax rates principally relate to the change in our book basis versus tax basis in our investment in EBS Master, state income taxes, an increase in our valuation allowances and other permanent differences.

Liquidity and Capital Resources

General

We are a holding company with no material business operations. Our principal asset, other than cash proceeds from the IPO, is the equity interests we own in EBS Master. We conduct all of our business operations through the direct and indirect subsidiaries of EBS Master. Accordingly, our only material sources of cash are the IPO proceeds and dividends or other distributions or payments that are derived from earnings and cash flow generated by the subsidiaries of EBS Master.

We have financed our operations primarily through cash provided by operating activities, private sales of EBS Units to the Principal Equityholders and borrowings under our credit agreements. On August 17, 2009, we closed the IPO and received net proceeds (including offering related expenses of approximately $3.1 million paid during 2008) of approximately $144.9 million after underwriting discounts of approximately $10.8 million and other fees and expenses of approximately $10.5 million. We believe that our existing cash on hand, the net remaining proceeds from our IPO, cash generated from operating activities and available borrowings under our revolving credit agreement ($44.2 million as of December 31, 2009) will be sufficient to service our existing debt and tax receivable obligations, finance internal growth, fund capital expenditures and fund small to mid-size acquisitions.

As of December 31, 2009, we had cash and cash equivalents of $212.0 million as compared to $71.5 million as of December 31, 2008 and $33.7 million as of December 31, 2007. In January 2010, we paid approximately $20.0 million from our available cash in connection with our acquisition of FVTech.

Our cash balances in the future may be reduced if we expend our cash on capital expenditures, future acquisitions or elect to make optional prepayments under our credit agreements. In addition, if as a result of the current conditions in the credit markets, any of the lenders participating in our revolving credit agreement become insolvent, it may make it more difficult for us to borrow under our revolving credit agreement, which could adversely affect our liquidity. Credit market instability also may make it more difficult for us to obtain additional financing or refinance our existing credit facilities in the future on acceptable terms. If we are unable to obtain such additional financing when needed or are unable to refinance our credit facilities, our financial condition could be adversely affected.

Cash Flows

Operating Activities

Cash provided by operations for 2009 was $162.8 million as compared to $83.3 million for 2008. This $79.4 million increase is related primarily to business growth, reduced interest payments and year end timing of collections and disbursements.

Cash provided by operations for 2008 was $83.3 million as compared to $98.0 million for 2007. This $14.7 million decrease is related primarily to the timing of year end disbursements, partially offset by business growth.

Cash generated by operating activities can be significantly affected by our non-cash working capital assets and liabilities, which may vary based upon the timing of cash receipts that fluctuate by day of week and/or month and be impacted by related cash management decisions. For example, the timing of our payment of accounts payable at December 31, 2008 reduced such payables to approximately $0.8 million as compared to approximately $10.0 million at December 31, 2007 and $9.9 million at December 31, 2009.

Investing Activities

Cash used in investing activities for 2009 was $123.2 million as compared to $355.3 million for 2008. Excluding payments related to (i) the 2008 Transaction totaling $306.3 million and (ii) acquisitions totaling approximately $76.3 million and $21.1 million for 2009 and 2008, respectively, cash used in investing activities was $47.0 million for 2009 as compared to $28.0 million for 2008. The remaining increase in cash used in investing activities for 2009 is primarily attributable to increased capital expenditures, which increased as compared to the prior year due to the timing and extent of efficiency measures and product development projects.

Cash used in investing activities for 2008 was $355.3 million as compared to $50.2 million for 2007. Excluding payments related to (i) the 2008 Transaction and 2006 Transaction totaling $306.3 million and $10.9 million in 2008 and 2007, respectively, and payments related to (ii) acquisitions totaling $21.1 million and $11.1 million for 2008 and 2007, respectively, cash used in investing activities was related to capital expenditures of $28.0 million for 2008 as compared to $28.2 million for 2007.

Financing Activities

Cash provided by financing activities for 2009 was $101.0 million as compared to $309.7 million for 2008. Excluding items related to the 2008 Transaction of $307.6 million in 2008 and proceeds from the IPO of our Class A common stock of $148.0 million (excluding $3.1 million of offering related expenses paid in 2008) in 2009, cash used in financing activities was $47.0 million for 2009 as compared to cash provided by financing activities of $2.1 million for 2008. The remaining change in cash used in financing activities for 2009 was primarily attributable to (i) repurchases of $7.0 million of our Class A common stock and EBS Units in connection with the IPO and (ii) scheduled and optional payments of $39.4 million on our revolver and long-term debt agreements.

Cash provided by financing activities for 2008 was $309.7 million as compared to cash used of $44.7 million for 2007. Excluding items related to the 2008 Transaction of $307.6 million in 2008, cash provided by financing activities was $2.1 million during 2008. This $46.8 million change in cash used by financing activities during 2008 as compared to 2007 was primarily attributable to the absence in 2008 of optional debt prepayments on our first lien credit facility as compared to $30.0 million of prepayments made in 2007, and the 2007 repayment to HLTH of a $10.0 million cash advance made in connection with the 2006 Transaction.

Credit Facilities

In November 2006, our subsidiary, EBS LLC, entered into the first lien credit agreement, which we refer to as the “First Lien Credit Agreement,” and the second lien credit agreement, which we refer to as the “Second Lien Credit Agreement.” Together, we refer to the First Lien Credit Agreement and the Second Lien Credit Agreement as the “Credit Agreements.” The First Lien Credit Agreement provided us $805.0 million of total available financing, consisting of a secured $755.0 million term loan facility and a secured $50.0 million revolving credit facility. The revolving credit facility provides for the issuance of standby letters of credit, in an aggregate face amount at any time not in excess of $12.0 million. The issuance of standby letters of credit reduces the available capacity under our revolving credit facility. In addition, under the terms of the First Lien Credit Agreement, we can borrow up to an additional $200.0 million in incremental term loans and increase the available capacity under the revolving credit facility by $25.0 million, provided that the aggregate amount of such increases may not exceed $200.0 million. There were no borrowings on our revolving credit facility as of December 31, 2009.

In July 2009, the credit agreements were amended to, among other things, provide EBS LLC with the right to fund certain tax obligations, as well as accounting, legal, and other costs of the Company (subject to an annual limit of $5,000 of these other costs). In connection with this amendment, the Company paid fees of $359 to the lenders of which the unamortized portion is classified as a reduction of the carrying value of the credit agreements. Additionally, the Company incurred $512 of fees paid to third parties in connection with this amendment that were expensed in the year ended December 31, 2009.

Borrowings outstanding under the First Lien Credit Agreement amounted to $686.4 million as of December 31, 2009, and currently bear interest, at our option, at either an adjusted LIBOR rate plus 2.00% or the lenders’ alternate base rate plus 1.00%, or a combination of the two. Not including optional prepayments, we are generally required to make quarterly principal payments of approximately $1.8 million on the term loan facilities of the First Lien Credit Agreement through 2013.

We are required to pay a commitment fee of 0.5% per annum, provided that our total leverage ratio is greater than or equal to 4.0:1, and otherwise 0.375% per annum on the undrawn portion of the revolving credit facility. We are permitted to prepay the revolving credit facility or the term loan under the First Lien Credit Agreement at any time. We are required to prepay amounts outstanding under the First Lien Credit Agreement with proceeds we receive from asset sales that generate proceeds in excess of $1.0 million if not reinvested (as defined in the Credit Agreements), from an incurrence of debt not specifically permitted to be incurred under the First Lien Credit Agreement and with any excess cash flow (as defined in the First Lien Credit Agreement) we generate in any fiscal year. We do not anticipate being required to make an excess cash flow payment under the First Lien Credit Agreement for 2009.

Our Second Lien Credit Agreement is a term loan facility with an aggregate principal amount of $170.0 million, which was the amount outstanding as of December 31, 2009. Borrowings outstanding under the Second Lien Credit Agreement currently bear interest, at our option, at either an adjusted LIBOR rate plus 5.00% or the lenders’ alternate base rate plus 4.00%, or a combination of the two. We are required to make quarterly interest payments. Although we are permitted to prepay the loans under our Second Lien Credit Agreement at any time, the terms of our First Lien Credit Agreement restrict our ability to make such prepayments to the amount of previous years’ retained excess cash flow as defined under the Credit Agreements and only if our total leverage ratio is 4.0:1 or better.

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

As of December 31, 2009, total borrowings outstanding under the Credit Agreements amounted to $856.4 million (before unamortized debt discount of $53.3 million primarily related to the adjustment of our long-term debt to fair value in connection with the 2008 Transaction). Under the revolving portion of our First Lien Credit Agreement, net of $5.8 million of outstanding but undrawn letters of credit issued, we had $44.2 million in available borrowing capacity as of December 31, 2009. In connection with the 2008 Transaction, our long-term debt was adjusted to fair value, which resulted in the recording of a debt discount of $66.4 million.

During the year ended December 31, 2009, the weighted average cash interest rate of our borrowings under our Credit Agreements was approximately 5.7%. Approximately $480.5 million of our weighted average debt outstanding during the year was subject to a fixed interest rate of 4.94% under our interest rate swap agreement.

Covenants

The Credit Agreements require us to satisfy specified financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as set forth in the Credit Agreements. The minimum interest coverage ratio permitted was 2.40:1.00 at December 31, 2009 and increases at varying intervals over time until October 1, 2011, at which time it is fixed at 3.50:1.00. At December 31, 2009, our interest coverage ratio as defined under the Credit Agreements was 4.92:1.00. The maximum total leverage ratio permitted was 4.50:1.00 at December 31, 2009 and declines at varying intervals over time until October 1, 2011, at which time it is fixed at 3.00:1.00. At December 31, 2009, our total leverage ratio was 3.37:1.00 which, under the terms of the Credit Agreement, reflected only $35.0 million of the cash on our balance sheet at December 31, 2009 as a reduction of our net debt.

The Credit Agreements also limit us with respect to amounts we may spend on capital expenditures. As defined in the Credit Agreements, capital expenditures exclude certain items such as the expenditures made with the retained portion of excess cash flow, replacement of property and equipment, additions funded with equity offering proceeds and additions funded with proceeds of asset sales. The limitation varies based on certain base expenditure levels included in the Credit Agreements and the amount of unused capital expenditures from the previous calendar year, if any, as well as allowable amounts transferred from future year expenditure limits. Under the Credit Agreements, for the year ended December 31, 2009, our capital expenditures were limited to $67.0 million which includes a carryover of unused capital expenditures from 2008, as well as allowable transfers from 2010. For the years ended December 31, 2010 and 2011, our capital expenditures are limited annually to $40.0 million and $41.0 million, respectively, excluding any carryovers from previous years and allowable transfers from future years. For years ending after December 31, 2011, our capital expenditures are limited to $42.0 million annually, excluding any carryovers from previous years and allowable transfers from future years. In addition to our normal level of capital expenditures, we currently expect to incur up to $20.0 to $25.0 million in 2010 to replace our primary data center in Nashville, Tennessee and approximately $12.0 to $15.0 million for equipment upgrades in our patient statements business.

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

As of December 31, 2009, we were in compliance with all of the financial and other covenants under the Credit Agreements.

The Credit Agreements do not contain provisions that would accelerate the maturity date of the loans under the Credit Agreement upon a downgrade in our credit rating. However, a downgrade in our credit rating could adversely affect our ability to obtain other capital sources in the future and could increase our cost of borrowings.

Events of default under the Credit Agreements include non-payment of principal, interest, fees or other amounts when due; violation of certain covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross-default and cross-acceleration to indebtedness with an aggregate principal amount in excess of $20.0 million; certain ERISA events; dissolution, insolvency and bankruptcy events; and actual or asserted invalidity of the guarantees or security documents. In addition, a “Change of Control” (as such term is defined in the Credit Agreements) is an event of default under the Credit Agreements. Some of these events of default allow for grace periods and materiality qualifiers.

Commitments and Contingencies

The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of December 31, 2009:

	Payments by Period
	Total	2010	2011-2012	2013-2014	Thereafter
			(In thousands)

Long-term debt obligations	$893,956	$9,972	$21,958	$845,692	$16,334
Expected interest(a)	111,564	27,189	53,125	29,035	2,215
Interest rate swap agreement(b)	21,337	15,054	6,283	—	—
Tax receivable agreement obligations to related parties(c)	142,044	—	11,612	34,256	96,176
Operating lease obligations(d)	56,275	6,707	12,617	10,473	26,478
Purchase obligations(e)	15,137	5,940	9,197	—	—

Total contractual obligations	$1,240,313	$64,862	$114,792	$919,456	$141,203

(a)	Expected interest consists of both interest payable under our Credit Agreements and imputed interest payable under our data sublicense agreement. Interest related to our Credit Agreements is based on our interest rates in effect as of December 31, 2009 and assumes that we make no optional or mandatory prepayments of principal prior to the maturity of the Credit Agreements. Because the interest rates under our Credit Agreements are variable, actual payments may differ.

(b)	Under our interest rate swap agreement, we receive a three month LIBOR rate and pay a fixed rate of 4.944% on a specified notional amount. The above payments represent the present value of the net amounts we expect to pay in the respective periods based upon the three-month LIBOR yield curve in effect at December 31, 2009.

(c)	Represents amounts due based on facts and circumstances existing as of December 31, 2009. The timing and/or amount of aggregate payments due may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and the portion of payments under the tax receivable agreements constituting imputed interest or amortizable basis.

(d)	Represents amounts due under existing operating leases related to our offices and other facilities.

(e)	Represents contractual commitments under certain telecommunication and other supply contracts. Where our purchase commitments are cumulative over a period of time (i.e., no specified annual commitment), the table above assumes such commitments will be fulfilled on a ratable basis over the commitment period.

See the notes to our consolidated financial statements contained elsewhere in this Annual Report for additional information related to our operating leases and other commitments.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements or obligations, other than those related to the letters of credit and surety bonds of an insignificant amount.

Recent Accounting Pronouncements

On January 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Business Combinations Topic. This topic expands the definition of a business and a business combination and generally requires the acquiring entity to recognize all of the assets and liabilities of the acquired business, regardless of the percentage ownership acquired, at their fair values. This topic also requires that contingent consideration and certain acquired contingencies be recorded at fair value on the acquisition date and that acquisition costs generally be expensed as incurred. The Company recorded approximately $1,127 of acquisition expenses in the year ended December 31, 2009 that, absent the adoption of this topic, would have been capitalized. These costs are included in the accompanying consolidated statement of operations within sales, marketing, general and administrative expenses. As a result, net income for the year ended December 31, 2009 was reduced by approximately $667 ($0.01 per diluted Class A common share).

On January 1, 2009, the Company adopted the provisions of the FASB ASC Fair Value Measurements and Disclosures Topic that relate to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Examples of such circumstances include fair value measurements associated with the initial recognition of assets and liabilities in a business combination and measurements of impairment following a goodwill impairment test or an impairment of a long-lived asset other than goodwill. The adoption of this topic had no material impact on the Company’s consolidated financial statements for the year ended December 31, 2009.

On January 1, 2009, the Company adopted the FASB ASC Consolidation Topic as it relates to noncontrolling interests in consolidated financial statements. This topic clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, the topic changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The presentation and disclosure requirements of the topic have been given retroactive effect for all periods presented.

On January 1, 2009, the Company adopted additional disclosure provisions of the FASB ASC Derivatives and Hedging Topic. The additional provisions amended and expanded the disclosure requirements for derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The topic requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The required disclosures are presented within Note 11 to the consolidated financial statements.

On April 1, 2009, the Company adopted provisions of the FASB ASC Fair Value Measurements and Disclosures Topic (formerly outlined in FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). Provisions of this topic provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and re-emphasize that a fair value measurement is an exit price concept as defined in the topic. Assets and liabilities measured under Level 1 inputs are excluded from the scope of these provisions. The adoption of these provisions had no material impact on the consolidated financial statements for the year ended December 31, 2009.

On April 1, 2009, the Company adopted the FASB ASC Subsequent Events Topic. This topic establishes general standards of accounting for and disclosure of events that occur after a company’s balance sheet date but before financial statements of the company are issued or are available to be issued. In particular, this topic sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Additionally, the topic requires companies to disclose the date through which subsequent events have been evaluated as well as the date the financial statements were issued or were available to be issued. In February 2010, the FASB issued Accounting Standards Update No. 2010-09, an update to FASB ASC Subsequent Events Topic, which removed the requirement, effective immediately, to disclose the date through which subsequent events had been evaluated. The adoption of the topic and subsequent update had no material impact on the Company’s consolidated financial statements for the year ended December 31, 2009. The disclosures required by this topic are presented within Note 27 to the consolidated financial statements.

On October 1, 2009, the Company adopted FASB Accounting Standards Update 2009-05, an update to FASB ASC Fair Value Measurements and Disclosures Topic. This update clarifies the valuation techniques to be used by an entity to measure the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. The update further clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The adoption of this update had no material impact on the consolidated financial statements for the year ended December 31, 2009.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, an update to FASB ASC Revenue Recognition Topic, which amends existing accounting standards for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, the update establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor-specific objective evidence nor third-party evidence is available for that deliverable. The update is to be applied prospectively for revenue arrangements entered into or materially modified after January 1, 2011 in the case of the Company. Early adoption is permitted. If the Company were to adopt the update prior to the first quarter of 2011, the Company must apply the update retrospectively to the beginning of the fiscal year of adoption or to all periods presented. The Company is currently evaluating the impact, if any that the pending adoption of the update will have on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-02, an update to FASB ASC Consolidation Topic, which clarifies the scope of the FASB ASC Consolidation Topic and expands the disclosures required in the event of the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of the topic. Businesses, transfers of businesses to an equity method investee and exchanges of businesses for a noncontrolling interest in an entity are each included within the topic. The update is to be applied retrospectively to the first period that an entity adopts the FASB ASC Consolidation Topic as it relates to noncontrolling interest (January 1, 2009 in the case of the Company). The adoption of this update had no material impact on the consolidated financial statements for the year ended December 31, 2009.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, an update to FASB ASC Fair Value Measurements and Disclosures Topic, which both clarifies and expands required fair value disclosures. Specifically, the update clarifies that companies must provide fair value measurement disclosures for each class of assets and liabilities and expands the requirements to include disclosure of amounts and reasons for transfers among different levels within the fair value hierarchy and information within a reconciliation about purchases, sales, issuances and settlements on a gross basis. The clarifications and additional disclosures related to transfers among different levels of the fair value hierarchy become effective in periods beginning after December 15, 2009 (January 1, 2010 in the case of the Company). The remaining provisions become effective in the fiscal period beginning after December 31, 2010 (January 1, 2011 in the case of the Company). The Company is currently evaluating the impact, if any, that the pending adoption of the update will have on the Company’s disclosures in its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have interest rate risk primarily related to borrowings under the Credit Agreements. Term loan borrowings under the First Lien Credit Agreement bear interest, at our option, at either an adjusted LIBOR rate plus 2.00% or the lenders’ alternate base rate plus 1.00%, or a combination of the two, and borrowings under the Second Lien Credit Agreement bear interest, at our option, at either an adjusted LIBOR rate plus 5.00% or the lenders’ alternate base rate plus 4.00%, or a combination of the two. As of December 31, 2009, we had outstanding borrowings (before unamortized debt discount of $53.3 million) of $686.4 million under the First Lien Credit Agreement and $170.0 million under the Second Lien Credit Agreement.

We manage our interest rate risk through the use of an interest rate swap agreement. Effective December 31, 2006, we entered into an interest rate swap to exchange three month LIBOR rates for fixed interest rates, resulting in the payment of an all-in fixed rate of 4.944% on an initial notional amount of $786.3 million which amortizes on a quarterly basis until maturity at December 30, 2011. At December 31, 2009, the notional amount of the interest rate swap was $355.2 million. As a result, as of December 31, 2009, $501.2 million of our total borrowings were effectively subject to a variable interest rate.

A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows. Since its redesignation on September 30, 2008, our interest rate swap qualifies for hedge accounting as a cash flow hedge. Therefore, future changes in market fluctuations related to the effective portion of this cash flow hedge do not impact our pre-tax earnings until the accrued interest is recognized on the derivative and the associated hedged debt. Based on our outstanding debt as of December 31, 2009 and assuming that our mix of debt instruments, interest rate swap and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have a pre-tax impact on our earnings and cash flows of approximately $5.0 million.

In the future, in order to manage our interest rate risk, we may enter into additional interest rate swaps, modify our existing interest rate swap or make changes that may impact our ability to treat our interest rate swap as a cash flow hedge. However, we do not intend or expect to enter into derivative or interest rate transactions for trading or speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2009. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

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

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be presented in our definitive proxy statement for the 2010 Annual Meeting of Stockholders anticipated to be held on May 27, 2010 (the “Proxy Statement”) and is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be presented in the Company’s Proxy Statement and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be presented in the Company’s Proxy Statement and is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be presented in the Company’s Proxy Statement and is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be presented in the Company’s Proxy Statement and is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1. Financial Statements

All financial statements are set forth under “Item 8 — Financial Statements and Supplementary Data” of this Annual Report.

2. Financial Statement Schedules

All financial statement schedules required to be filed are set forth under “Item 8 — Financial Statements and Supplementary Data” of this Annual Report.

3. Exhibits

The list of exhibits filed as part of this Annual Report is submitted in the Exhibit Index and is incorporated herein by reference.

(b) Exhibits.

The list of exhibits filed as part of this Annual Report is submitted in the Exhibit Index and is incorporated herein by reference.

(c) None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Emdeon Inc.

We have audited the accompanying consolidated balance sheets of Emdeon Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emdeon Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the Business Combination Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) effective January 1, 2009.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the Consolidation Topic of the FASB ASC, as it relates to noncontrolling interest, effective January 1, 2009.

/s/  Ernst & Young LLP

Nashville, Tennessee
March 18, 2010

Emdeon Inc.

Consolidated Balance Sheets

	December 31,
	2009	2008
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$211,999	$71,478
Accounts receivable, net of allowance for doubtful accounts of $4,433 and $4,576 at December 31, 2009 and 2008, respectively	151,022	144,149
Deferred income tax assets	4,924	2,285
Prepaid expenses and other current assets	16,632	21,137

Total current assets	384,577	239,049
Property and equipment, net	152,091	136,038
Goodwill	703,027	646,851
Intangible assets, net	989,280	971,001
Other assets, net	1,451	7,340

Total assets	$2,230,426	$2,000,279

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,910	$805
Accrued expenses	72,493	79,513
Deferred revenues	12,153	12,056
Current portion of long-term debt	9,972	17,244

Total current liabilities	104,528	109,618
Long-term debt, excluding current portion	830,710	807,986
Deferred income tax liabilities	145,914	159,811
Tax receivable agreement obligations to related parties	142,044	—
Other long-term liabilities	27,361	44,711
Commitments and contingencies
Equity:
Preferred stock (par value, $0.00001), 25,000,000 shares authorized and 0 shares issued and outstanding	—	—
Class A common stock (par value, $0.00001), 400,000,000 shares authorized and 90,423,941 and 77,413,610 shares outstanding at December 31, 2009 and 2008, respectively	1	1
Class B common stock, exchangeable (par value, $0.00001), 52,000,000 shares authorized and 24,752,955 and 22,586,390 shares outstanding at December 31, 2009 and 2008, respectively	—	—
Additional paid-in capital	730,941	670,702
Accumulated other comprehensive loss	(11,198)	(23,195)
Retained earnings	33,704	24,123

Emdeon Inc. equity	753,448	671,631
Noncontrolling interest	226,421	206,522

Total equity	979,869	878,153

Total liabilities and equity	$2,230,426	$2,000,279

See accompanying notes.

Emdeon Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share and per share amounts)

Revenue	$918,448	$853,599	$808,537
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	562,867	541,563	514,918
Development and engineering	33,928	28,625	28,198
Sales, marketing, general and administrative	113,701	91,212	94,475
Depreciation and amortization	105,321	97,864	62,811
Loss on abandonment of leased properties	1,675	3,081	—

Operating income	100,956	91,254	108,135
Interest income	(75)	(963)	(1,567)
Interest expense	70,246	71,717	74,325
Other income	(519)	—	—

Income before income tax provision	31,304	20,500	35,377
Income tax provision	17,301	8,567	18,101

Net income	14,003	11,933	17,276
Net income attributable to noncontrolling interest	4,422	2,702	—

Net income attributable to Emdeon Inc.	$9,581	$9,231	$17,276

Net income per share Class A common stock:
Basic	$0.12	$0.12	$0.33

Diluted	$0.12	$0.12	$0.17

Weighted average common shares outstanding:
Basic	82,459,169	74,775,039	52,000,000

Diluted	82,525,002	100,000,000	100,000,000

See accompanying notes.

Emdeon Inc.

Consolidated Statements of Equity

	Class A		Class B		Additional		Other	Non-
	Common Stock		Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity
	(In thousands, except share amounts)

Balance at January 1, 2007	52,000,000	$1	48,000,000	$—	$295,055	$(2,384)	$(15)	$—	$292,657
Contribution from HLTH Corporation for non-cash transfer stock-based compensation expense	—	—	—	—	2,107	—	—	—	2,107
Contribution from HLTH Corporation for retention bonuses paid on behalf of the Company	—	—	—	—	3,388	—	—	—	3,388
Comprehensive income (loss):									—
Net income	—	—	—	—	—	17,276	—	—	17,276
Change in the fair value of interest rate swap, net of taxes	—	—	—	—	—	—	(14,468)	—	(14,468)
Foreign currency translation adjustment	—	—	—	—	—	—	9	—	9

Total comprehensive income									2,817

Balance at December 31, 2007	52,000,000	1	48,000,000	—	300,550	14,892	(14,474)	—	300,969
Capital contribution from affiliates of General Atlantic LLC and Hellman & Friedman LLC for the purchase of HLTH Corporation’s 48% interest in EBS Master LLC on February 8, 2008	25,413,610	—	—	—	578,409	—	—		578,409
Establish noncontrolling interest on February 8, 2008	—	—	22,586,390	—	(210,585)	—	5,435	205,150	—
Eliminate HLTH Corporation’s 48% minority interest on February 8, 2008	—	—	(48,000,000)	—	1,345	—	—	—	1,345
Capital contribution from stockholders	—	—	—	—	1,300	—	—	—	1,300
Distribution to stockholders	—	—	—	—	(317)	—	—	—	(317)
Comprehensive income (loss):
Net income	—	—	—	—	—	9,231	—	2,702	11,933
Change in the fair value of interest rate swap, net of taxes	—	—	—	—	—	—	(20,705)	(3,240)	(23,945)
Foreign currency translation adjustment	—	—	—	—	—	—	(43)	(13)	(56)
Other comprehensive income amortization, net of taxes	—	—	—	—	—	—	6,592	1,923	8,515

Total comprehensive loss									(3,553)

Balance at December 31, 2008	77,413,610	1	22,586,390	—	670,702	24,123	(23,195)	206,522	878,153
Capital contribution from stockholders	—	—	—	—	203	—	—	—	203
Distribution to stockholders	—	—	—	—	(434)	—	—	—	(434)
Reclassification of liability awards to equity awards	—	—	—	—	20,548	—	—	6,183	26,731
Equity based compensation expense	—	—	—	—	5,784	—	—	1,531	7,315
Purchase of eRx Network L.L.C.	—	—	1,850,000	—	3,504	—	318	19,707	23,529
Issuance of units of EBS Master to members of management, net of taxes	—	—	2,537,325	—	(11,899)	—	394	18,246	6,741
Issuance of Class A common stock to employees and directors, net of taxes	349,166	—	—	—	1,372	—	(18)	(851)	503
Conversion of EBS Master units held by eRx to shares of Class A common stock, net of taxes	1,850,000	—	(1,850,000)	—	21,968	—	(376)	(17,443)	4,149
Issuance of Class A shares in connection with initial public offering	10,725,000	—	—	—	144,915	—	—	—	144,915
Issuance of Units of EBS Master to Emdeon Inc., net of taxes	—	—	—	—	13,706	—	(448)	(21,025)	(7,767)
Repurchase of Class A shares (to satisfy tax withholding obligation)	(102,305)		—	—	(1,780)	—	4	190	(1,586)
Repurchase of units of EBS Master issued to members of management, net of taxes	—	—	(370,760)	—	(1,107)	—	(74)	(3,500)	(4,681)
Contribution of data sublicense intangible to EBS Master	—	—	—	—	(5,872)	—	—	9,312	3,440
Tax receivable agreement with related parties, net of taxes	—	—	—	—	(131,433)	—	—	—	(131,433)
Issuance of Class A common stock upon vesting of Restricted Stock Units	188,470	—	—	—	764	—	(6)	(368)	390
Comprehensive income:
Net income	—	—	—	—	—	9,581	—	4,422	14,003
Changes in the fair value of interest rate swap, net of taxes	—	—	—	—	—	—	6,755	1,933	8,688
Foreign currency translation adjustment	—	—	—	—	—	—	17	8	25
Other comprehensive income amortization, net of taxes	—	—	—	—	—	—	5,431	1,554	6,985

Total comprehensive income									29,701

Balance at December 31, 2009	90,423,941	$1	24,752,955	$—	$730,941	$33,704	$(11,198)	$226,421	$979,869

See accompanying notes.

Emdeon Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Operating activities
Net income	$14,003	$11,933	$17,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,321	97,864	62,811
Equity compensation expense	25,415	4,145	6,593
Deferred income tax expense (benefit)	(1,248)	(4,140)	13,846
Amortization of debt discount and issuance costs	11,947	9,954	2,390
Amortization of discontinued cash flow hedge from other comprehensive loss	7,970	9,745	—
Change in fair value of interest rate swap (not subject to hedge accounting)	—	(12,714)	—
Loss on abandonment of leased properties	1,675	3,081	—
Loss on disposal of fixed assets	17	177	11
Other	(519)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,571)	(19,409)	354
Prepaid expenses and other	4,945	(12,049)	(3,114)
Accounts payable	4,731	(9,159)	6,047
Accrued expenses and other liabilities	(9,329)	3,119	(645)
Due to HLTH Corporation	—	(797)	(9,226)
Deferred revenues	95	1,585	1,696
Tax receivable agreement obligations to related parties	299

Net cash provided by operating activities	162,751	83,335	98,039

Investing activities
Purchases of property and equipment	(48,292)	(27,971)	(28,179)
Payments for acquisitions, net of cash acquired	(76,250)	(21,061)	(11,074)
Purchase of Emdeon Business Services, net of cash acquired	—	(306,260)	(10,949)
Proceeds from sale of office supplies business	1,300	—	—

Net cash used in investing activities	(123,242)	(355,292)	(50,202)

Financing activities
Repayment of cash advance from HLTH Corporation	—	—	(10,000)
Proceeds from initial public offering	147,964	—	—
Repurchase of Class A common stock	(1,586)	—	—
Repurchase of Units of EBS Master LLC	(5,373)	—	—
Debt principal and sublicense obligation payments	(29,203)	(7,550)	(37,551)
Payment of debt issuance costs	(359)	—	(500)
Proceeds from revolver	—	10,000	10,000
Payments on revolver	(10,200)	—	(10,000)
Capital contributions from stockholders	203	307,615	3,388
Distribution to stockholders	(434)	(317)	—

Net cash provided by (used in) financing activities	101,012	309,748	(44,663)

Net increase in cash and cash equivalents	140,521	37,791	3,174
Cash and cash equivalents at beginning of period	71,478	33,687	30,513

Cash and cash equivalents at end of period	$211,999	$71,478	$33,687

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$49,649	$64,752	$72,012

Cash paid during the period for income taxes	$21,087	$14,924	$2,206

Supplemental disclosures of noncash transactions
Execution of tax receivable agreements:
Additional paid in capital	$141,745	$—	$—

Tax receivable agreement obligation to related parties	$141,745	$—	$—

Acquisition of certain data rights:
Intangible assets	$37,606	$—	$—

Current portion of long-term debt	$3,078	$—	$—

Long-term debt	$34,528	$—	$—

See accompanying notes.

Emdeon Inc.

Notes to Consolidated Financial Statements
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

1.	Nature of Business and Organization

Nature of Business

Emdeon Inc. (the “Company”) is a provider of revenue and payment cycle management solutions, connecting payers, providers and patients of the U.S. healthcare system. The Company’s product and service offerings integrate and automate key business and administrative functions for healthcare payers and healthcare providers throughout the patient encounter, including pre-care patient eligibility and benefits verification, clinical exchange capabilities, claims management and adjudication, payment distribution, payment posting and denial management, and patient billing and payment processing.

Organization

Prior to November 2006, the group of companies that comprised Emdeon Business Services (“EBS”) were owned by HLTH Corporation (“HLTH”). EBS Master LLC (“EBS Master”) was formed by HLTH to act as a holding company for EBS. EBS Master, through its 100% owned subsidiary, Emdeon Business Services LLC (“EBS LLC”), owns EBS.

In September 2006, EBS Acquisition LLC (“EBS Acquisition”) was formed as a Delaware limited liability company by affiliates of General Atlantic LLC (“General Atlantic”). On November 16, 2006, pursuant to the terms of an Amended and Restated Agreement and Plan of Merger, dated as of November 15, 2006, among HLTH and certain of its subsidiaries (including EBS Master) and EBS Acquisition and two of its subsidiaries, a subsidiary of EBS Acquisition merged into a subsidiary of HLTH. As a result of the merger, EBS Acquisition acquired a 52% interest in EBS Master, and HLTH received approximately $1.2 billion in cash and retained a 48% interest in EBS Master. The transactions through which EBS Acquisition acquired a 52% interest in EBS Master are referred to herein as the “2006 Transaction.” The 2006 Transaction was financed with $925,000 in bank debt and an equity investment of approximately $320,000 by EBS Acquisition. As the 2006 Transaction was deemed to be a highly leveraged transaction, the 2006 Transaction was accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-16, Basis in Leveraged Buyout Transactions, and 52% of the net assets of EBS Master were stepped up to fair market value.

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

In September 2008, EBS Acquisition was converted into a Delaware corporation and its name was changed to Emdeon Inc.

Reorganization

On August 5, 2009 the Company completed a restructuring (collectively, the “reorganization transactions”) in anticipation of completing an initial public offering.

Prior to the reorganization transactions, the Company owned a 52% interest in EBS Master and affiliates of General Atlantic and H&F owned the remaining 48% interest in EBS Master. The Company did not engage in any business or other activities except in connection with its investment in EBS Master and the reorganization transactions, and had nominal assets other than its interest in EBS Master. In the reorganization transactions, the Company became the sole managing member of EBS Master and acquired additional interests in EBS Master.

Prior to the reorganization transactions, the Company was authorized to issue a single class of common stock. In connection with the reorganization transactions, the Company amended and restated its certificate of

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

incorporation and is currently authorized to issue two classes of common stock: Class A common stock and Class B common stock.

As part of the reorganization transactions:

•	The Company amended and restated its certificate of incorporation and reclassified its outstanding common stock into an aggregate of 56,000,000 shares of its Class A common stock;

•	The Company redeemed 4,000,000 shares of Class A common stock from its existing stockholders in exchange for the rights by its existing stockholders to receive payments under a tax receivable agreement;

•	Another member of EBS Master, EBS Acquisition II, LLC (“EBS Acquisition II”), an affiliate of General Atlantic, was merged with a newly-formed subsidiary of the Company with the newly formed subsidiary being the surviving entity in the merger; EBS Acquisition II’s members, all of whom are investment funds organized and controlled by General Atlantic, received an aggregate of 13,773,913 shares of Class A common stock and the Company acquired, indirectly, an additional 13.52% interest in EBS Master;

•	Another member of EBS Master, H&F Harrington AIV I, L.P. (“H&F Harrington”), an entity whose partners consist of investment funds organized and controlled by H&F, dissolved and distributed 1.06% of its interests in EBS Master to Hellman & Friedman Investors VI, L.P., its general partner (“H&F GP”), and 98.94% to H&F Harrington, Inc.; H&F Harrington, Inc. then merged with a newly-formed subsidiary of the Company with the newly formed subsidiary being the surviving entity in the merger; H&F Harrington, Inc.’s sole stockholder, H&F Harrington AIV II, L.P. (“H&F AIV”), an investment fund organized and controlled by H&F, received an aggregate of 11,639,697 shares of Class A common stock and the Company acquired, indirectly, an additional 11.43% interest in EBS Master; and

•	Affiliates of H&F (or their successors) (the “H&F Continuing LLC Members”) continue to hold an aggregate of 22,586,390 units in EBS Master (“EBS Units”) and were issued an aggregate of 22,586,390 shares of Class B common stock.

The Company accounted for the reorganization transactions using a carryover basis as the reorganization transactions are identical ownership exchanges among entities under common control. The economic interest that the affiliates of General Atlantic and H&F held in EBS Master before the reorganization transactions did not change as a result of the reorganization transactions.

The reorganization was accounted for similar to a transaction between entities under common control. As EBS Acquisition II, H&F Harrington, and the H&F Continuing LLC Members did not purchase their interests in EBS Master until the 2008 Transaction, this reorganization did not materially impact the Company’s financial statements through December 31, 2007.

This reorganization and the changes to the capital structure are reflected in all successor periods presented.

Effective August 11, 2009, the Company priced its initial public offering of Class A common stock (the “IPO”) as more fully described in Note 15 to the consolidated financial statements.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and include all subsidiaries and entities that are controlled by the Company. The results of operations for companies acquired are included in the consolidated financial statements from the effective date of acquisition. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

Noncontrolling Interest

Noncontrolling interest represents the noncontrolling stockholders’ proportionate share of equity and net income of EBS Master.

The noncontrolling interest in the Company related to HLTH’s 48% ownership from the 2006 Transaction was in a net deficit position as of December 31, 2007. As a result, net income (loss) and other comprehensive income was not allocated to the noncontrolling interest holders during the year ended December 31, 2007.

Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider in order to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in the reported results of operations; and if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Estimates and assumptions by management affect: the allowance for doubtful accounts; the fair value assigned to assets acquired and liabilities assumed in business combinations; the carrying value of long-lived assets (including goodwill and intangible assets); the amortization period of long-lived assets (excluding goodwill); the carrying value, capitalization and amortization of software development costs; the provision and benefit for income taxes and related deferred tax accounts; certain accrued expenses; revenue recognition; contingencies; and the value attributed to equity-based awards.

Business Combinations

The Company allocates the consideration transferred (i.e. purchase price) in a business combination to the acquired business’ identifiable assets, liabilities, and noncontrolling interests at their acquisition date fair value. The excess of the consideration transferred over the amount allocated to the identifiable assets and liabilities and noncontrolling interest, if any, is recorded as goodwill. Any excess of the fair value of the identifiable assets acquired and liabilities assumed over the consideration transferred, if any, is generally recognized within earnings as of the acquisition date.

The fair value of the assets, liabilities and noncontrolling interests is estimated based on one or a combination of income, costs, or market approaches as determined based on the nature of the asset or liability and the level of inputs available to the Company (i.e. quotes prices in an active market, other observable inputs or unobservable inputs). To the extent that the Company’s initial accounting for a business combination is incomplete at the end of a reporting period, provisional amounts are reported for those items which are incomplete. The Company retroactively adjusts such provisional amounts as of the acquisition date once new information is received about facts and circumstances that existed as of the acquisition date.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.

Inventory

Inventory is stated at the lower of cost or market value using the first-in, first-out basis and consists of unprocessed rolled paper, paper sheet stock, envelopes and inserts. Market value is based on current replacement cost.

Software Development Costs

Software development costs that are incurred in the preliminary project stage are expensed as incurred. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. Training and data conversion costs are expensed as incurred. Capitalized software costs are included in property and equipment within the accompanying consolidated balance sheets and are amortized over a three-year period.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The useful lives are generally as follows:

Computer equipment	3 to 5 years
Office equipment, furniture and fixtures	3 to 7 years
Software	3 years
Technology	6 to 7 years
Leasehold improvements	Shorter of useful life or lease term

Expenditures for maintenance, repair and renewals of minor items are expensed as incurred. Expenditures for maintenance, repair, and renewals that extend the useful life of an asset are capitalized.

Goodwill and Intangible Assets

Goodwill and intangible assets resulting from the Company’s acquisitions are accounted for using the acquisition method of accounting. Intangible assets with definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets generally as follows:

Customer relationships	9 to 20 years
Trade names	20 years
Data sublicense agreement	8 years
Non-compete agreements	1 to 5 years

In connection with the 2008 Transaction, the Company reassessed the useful life assigned to the trade names intangible asset. This review indicated that the expected life for the trade names intangible asset was substantially longer than the useful life that had been previously used for amortization purposes in the Company’s financial statements. As a result, the Company revised the estimated useful life of the trade names intangible asset, effective February 8, 2008, from 7 to 20 years. The effect of this change in estimate was to

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

reduce amortization expense and increase pre-tax income for the year ended December 31, 2008 by approximately $8,766.

The Company reviews the carrying value of goodwill annually and whenever indicators of impairment are present. With respect to goodwill, the Company determines whether potential impairment losses are present by comparing the carrying value of its reporting units to the fair value of its reporting units. If the fair value of the reporting unit is less than the carrying value of the reporting unit, then a hypothetical purchase price allocation is used to determine the amount of goodwill impairment. The Company has recognized no impairment in conjunction with its annual goodwill impairment analysis.

Long-Lived Assets

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

Other Assets

Other assets consist primarily of debt issuance costs and, for 2008, deferred costs associated with the IPO. Debt issuance costs are amortized using the effective interest method over the term of the debt. The amortization is included in interest expense in the accompanying consolidated statements of operations. Certain costs associated with the IPO were deferred until the IPO was completed. Upon completion of the IPO, such costs were reclassified and presented as a reduction of the IPO proceeds.

Derivatives

Derivative financial instruments are used to manage the Company’s interest rate exposure. The Company does not enter into financial instruments for speculative purposes. Derivative financial instruments are accounted for and measured at fair value and recorded on the balance sheet. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in interest expense in current earnings during the period of change.

Equity-Based Compensation

Compensation expense related to the Company’s equity-based awards is recognized on a straight-line basis over the requisite service period. The fair value of the equity awards is determined by use of a Black-Scholes model and assumptions as to expected term, expected volatility, expected dividends and the risk free rate.

The Company’s equity-based awards historically were classified as liabilities due to certain repurchase features. The Company remeasured the fair value of these awards at each reporting date. Liability awards were included in other long-term liabilities in the accompanying consolidated balance sheets.

The Company modified the repurchase features of certain of these equity-based awards in June 2009 and all such repurchase features were removed in connection with the IPO in August 2009. Following this

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

modification and the IPO, all such awards are classified within equity in the accompanying consolidated balance sheet.

Revenue Recognition

The Company generates virtually all of its revenue by providing products and services that automate and simplify business and administrative functions for payers and providers, generally on either a per transaction, per document or per communications basis or, in some cases, on a monthly flat fee basis. For certain services, the Company may charge an implementation fee in conjunction with related setup and connection to its network and other systems. In addition, the Company receives software license fees and software and hardware maintenance fees from payers who utilize the Company’s systems for converting paper claims into electronic claims and, occasionally, sell additional software and hardware products to such payers.

Revenue for transaction services, payment services and patient statements are recognized as the services are provided. Postage fees related to the Company’s payment services and patient statement volumes are recorded on a gross basis. Implementation fees, software license fees and software maintenance fees are amortized to revenue on a straight line basis over the contract period, which generally varies from one to three years. Software and hardware product sales are recognized once all elements are delivered and customer acceptance is received.

Cash receipts or billings in advance of revenue recognition are recorded as deferred revenues in the accompanying consolidated balance sheets.

The Company excludes sales and use tax from revenue in the accompanying consolidated statements of operations.

Income Taxes

The Company records deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities.

Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

The Company recognizes tax benefits for uncertain tax positions at the point that the Company concludes that the tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. The benefit, if any, is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, are resolved through negotiation or litigation with the taxing authority, or on expiration of the statute of limitations.

Net Income Per Share of Class A Common Stock

Basic net income per share is computed using the weighted-average number of Class A common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of Class A common shares and, if dilutive, potential Class A common shares outstanding during the period.

The computation of the diluted net income per share of Class A common stock assumes the exchange (to the extent dilutive) of the units of EBS Master (and corresponding shares of Class B common stock) held by

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

the H&F Continuing LLC Members for shares of Class A common stock. Similarly, for periods following the reorganization transactions, the computation of the diluted net income per share of Class A common stock also assumes the exchange (to the extent dilutive) of the vested units of EBS Master (and corresponding shares of Class B common stock) held by senior management for shares of Class A common stock.

Following the reorganization transactions, potential Class A common shares consist of the incremental Class A common shares issuable upon the exchange or vesting of units of EBS Master (and corresponding shares of Class B common stock) and restricted stock units, respectively. The dilutive effect of restricted stock units are reflected in diluted earnings per share by application of the treasury stock method. Vested units of EBS Master are reflected in diluted earnings per share by application of the if-converted method. Unvested units of EBS Master are reflected in the numerator of the consolidated diluted earnings per share calculation based upon the Company’s proportionate interest in EBS Master as determined by a separate EBS Master diluted net income per share calculation.

As the Class B common stock has no economic interest (only voting interest), no earnings are allocated to this class of common stock for purposes of computing earnings per share.

Recent Accounting Pronouncements

On January 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Business Combinations Topic. This topic expands the definition of a business and a business combination and generally requires the acquiring entity to recognize all of the assets and liabilities of the acquired business, regardless of the percentage ownership acquired, at their fair values. This topic also requires that contingent consideration and certain acquired contingencies be recorded at fair value on the acquisition date and that acquisition costs generally be expensed as incurred. The Company recorded approximately $1,127 of acquisition expenses in the year ended December 31, 2009 that, absent the adoption of this topic, would have been capitalized. These costs are included in the accompanying consolidated statement of operations within sales, marketing, general and administrative expenses. As a result, net income for the year ended December 31, 2009 was reduced by approximately $667 ($0.01 per diluted Class A common share).

On January 1, 2009, the Company adopted the provisions of the FASB ASC Fair Value Measurements and Disclosures Topic that relate to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Examples of such circumstances include fair value measurements associated with the initial recognition of assets and liabilities in a business combination and measurements of impairment following a goodwill impairment test or an impairment of a long-lived asset other than goodwill. The adoption of this topic had no material impact on the Company’s consolidated financial statements for the year ended December 31, 2009.

On January 1, 2009, the Company adopted the FASB ASC Consolidation Topic as it relates to noncontrolling interests in consolidated financial statements. This topic clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, the topic changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The presentation and disclosure requirements of the topic have been given retroactive effect for all periods presented.

On January 1, 2009, the Company adopted additional disclosure provisions of the FASB ASC Derivatives and Hedging Topic. The additional provisions amended and expanded the disclosure requirements for derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The topic requires qualitative disclosures

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The required disclosures are presented within Note 11 to the consolidated financial statements.

On April 1, 2009, the Company adopted provisions of the FASB ASC Fair Value Measurements and Disclosures Topic (formerly outlined in FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). Provisions of this topic provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and re-emphasize that a fair value measurement is an exit price concept as defined in the topic. Assets and liabilities measured under Level 1 inputs are excluded from the scope of these provisions. The adoption of these provisions had no material impact on the consolidated financial statements for the year ended December 31, 2009.

On April 1, 2009, the Company adopted the FASB ASC Subsequent Events Topic. This topic establishes general standards of accounting for and disclosure of events that occur after a company’s balance sheet date but before financial statements of the company are issued or are available to be issued. In particular, this topic sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Additionally, the topic requires companies to disclose the date through which subsequent events have been evaluated as well as the date the financial statements were issued or were available to be issued. In February 2010, the FASB issued Accounting Standards Update No. 2010-09, an update to FASB ASC Subsequent Events Topic, which removed the requirement, effective immediately, to disclose the date through which subsequent events had been evaluated. The adoption of the topic and subsequent update had no material impact on the Company’s consolidated financial statements for the year ended December 31, 2009. The disclosures required by this topic are presented within Note 27 to the consolidated financial statements.

On October 1, 2009, the Company adopted FASB Accounting Standards Update 2009-05, an update to FASB ASC Fair Value Measurements and Disclosures Topic. This update clarifies the valuation techniques to be used by an entity to measure the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. The update further clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The adoption of this update had no material impact on the consolidated financial statements for the year ended December 31, 2009.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, an update to FASB ASC Revenue Recognition Topic, which amends existing accounting standards for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, the update establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor-specific objective evidence nor third-party evidence is available for that deliverable. The update is to be applied prospectively for revenue arrangements entered into or materially modified after January 1, 2011 in the case of the Company. Early adoption is permitted. If the Company were to adopt the update prior to the first quarter of 2011, the Company must apply the update retrospectively to the beginning of the fiscal year of adoption or to all periods presented. The Company is currently evaluating the impact, if any, that the pending adoption of the update will have on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-02, an update to FASB ASC Consolidation Topic, which clarifies the scope of the FASB ASC Consolidation Topic and expands the disclosures required in the event of the deconsolidation of a subsidiary or derecognition of a group of assets

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

within the scope of the topic. Businesses, transfers of businesses to an equity method investee and exchanges of businesses for a noncontrolling interest in an entity are each included within the topic. The update is to be applied retrospectively to the first period that an entity adopts the FASB ASC Consolidation Topic as it relates to noncontrolling interest (January 1, 2009 in the case of the Company). The adoption of this update had no material impact on the consolidated financial statements for the year ended December 31, 2009.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, an update to FASB ASC Fair Value Measurements and Disclosures Topic, which both clarifies and expands required fair value disclosures. Specifically, the update clarifies that companies must provide fair value measurement disclosures for each class of assets and liabilities and expands the requirements to include disclosure of amounts and reasons for transfers among different levels within the fair value hierarchy and information within a reconciliation about purchases, sales, issuances and settlements on a gross basis. The clarifications and additional disclosures related to transfers among different levels of the fair value hierarchy become effective in periods beginning after December 15, 2009 (January 1, 2010 in the case of the Company). The remaining provisions become effective in the fiscal period beginning after December 31, 2010 (January 1, 2011 in the case of the Company). The Company is currently evaluating the impact, if any, that the pending adoption of the update will have on the Company’s disclosures in its consolidated financial statements.

3.	Concentration of Credit Risk

The Company’s revenue is primarily generated in the United States. Changes in economic conditions, government regulations, or demographic trends, among other matters, in the United States could adversely affect the Company’s revenue and results of operations.

The Company maintains its cash and cash equivalent balances in either insured depository accounts or money market mutual funds. The money market mutual funds are limited to investments in low-risk securities such as U.S. or government agency obligations, or repurchase agreements secured by such securities.

4.	Business Combinations

2007 Acquisition

Patient Statement Acquisition

On December 18, 2007, the Company acquired IXT Solutions, a privately held patient billing and payment solutions company. The Company paid $10,688 in cash at closing, incurred transaction-related costs of $165, and agreed to pay up to an additional $5,250 in cash if specified revenue and migration targets were achieved. An estimated earnout liability of $4,500 was accrued based on the terms of the purchase agreement of which $3,500 was paid in 2008 and $1,000 was paid in 2009. The results of operations of IXT Solutions are included in the consolidated financial statements of the Company from December 18, 2007 forward.

The total purchase price was $15,353, including the transaction costs of $165 and the earnout liability of $4,500, and was allocated as follows:

Current assets	$2,528
Property and equipment	3,190
Identifiable intangible assets:
Customer contracts	9,690
Non-compete agreements	600
Goodwill	7,121
Current liabilities	(2,185)
Deferred tax liability and other long- term liabilities	(5,591)

Total purchase price	$15,353

None of the goodwill attributable to this acquisition is deductible for tax purposes.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

2008 Acquisitions

2008 Transaction

Related to the 2008 Transaction, affiliates of General Atlantic and H&F were deemed to be a collaborative group under EITF Topic No. D-97, Push Down Accounting, and the 48% step up in the basis of the net assets of EBS Master recorded at the General Atlantic and H&F acquirer level was pushed down to the Company’s financial statements in accordance with Staff Accounting Bulletin No. 54, Application of “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase, and replaced the historical basis held by HLTH.

Transaction costs of $3,409 were incurred in the 2008 Transaction. The 2008 Transaction purchase price of $578,409 was allocated as follows:

Current assets	$88,074
Property and equipment	60,705
Other assets	266
Identifiable intangible assets:
Customer contracts	571,732
Tradename	81,888
Non-compete agreements	6,869
Goodwill	298,592
Current liabilities	(46,690)
Long term debt	(356,587)
Deferred tax liability	(113,213)
Long term liabilities	(13,227)

Total transaction price	$578,409
Cash paid by H&F Continuing LLC Member	(272,149)

Cash paid by Emdeon Inc. & subsidiaries	$306,260

All of the goodwill attributable to the 2008 Transaction is deductible for tax purposes.

Patient Statement Acquisition

On September 26, 2008, the Company acquired the assets comprising the patient statement business operated by GE Healthcare. The Company paid $16,677 in cash at closing, and incurred $391 of additional transaction-related costs. The results of operations of this business are included in the consolidated financial statements of the Company for all periods subsequent to September 26, 2008.

The total purchase price of $17,068, including the transaction costs of $391, was allocated as follows:

Current assets	$2,358
Property and equipment	408
Identifiable intangible assets:
Customer contracts	11,730
Goodwill	2,862
Current liabilities	(290)

Total purchase price	$17,068

All of the goodwill attributable to this acquisition is deductible for tax purposes.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

2009 Acquisitions

Sentinel Group Acquisition

On June 5, 2009, the Company acquired substantially all of the assets of The Sentinel Group from Optimal Business Services, Inc., a subsidiary of Trustmark Mutual Holding Company, for $3,607 in cash. The Sentinel Group is a provider of payment integrity solutions.

eRx Acquisition

On July 2, 2009, the Company acquired all of the voting equity interests of eRx Network, L.L.C. (“eRx”). eRx is a provider of electronic pharmacy healthcare solutions. The Company valued the total consideration transferred for the eRx acquisition at approximately $100,707, which consisted of approximately $74,575 in cash, 1,850,000 EBS Units issued to certain members of eRx, valued at $13.92 per unit or approximately $25,754 in the aggregate, and a working capital settlement of approximately $378.

The total consideration transferred in connection with the eRx acquisition was allocated as follows:

Cash	$2,889
Accounts receivable	4,045
Other current assets	750
Property and equipment	7,017
Other assets	41
Identifiable intangible assets:
Customer contracts (20-year weighted average useful life)	28,130
Tradename (20-year weighted average useful life)	9,660
Non-compete agreements (5-year weighted average useful life)	320
Goodwill	53,653
Accounts payable	(1,304)
Accrued expenses	(4,281)
Current maturities of long-term debt	(200)

Net assets acquired	100,720
Noncontrolling interest	(13)

Total consideration transferred	$100,707

Acquisition costs included in sales, marketing, general and administrative expenses	$219

As of the acquisition date, eRx had gross contractual accounts receivable of $4,096, of which, approximately $31 was not expected to be collected.

All of the goodwill recorded in the eRx acquisition was assigned to the Company’s pharmacy services segment. The goodwill recognized is attributable to expected synergies and the assembled workforce of eRx. All of the goodwill recorded is deductible for income tax purposes. As of December 31, 2009, the only changes in the recognized amounts of goodwill resulting from the acquisition of eRx related to the final determination of the working capital settlement amount.

As a result of the integration of the operations of eRx into the Company’s existing pharmacy services segment operations, disclosure of revenue and earnings included in the accompanying statements of operations since the acquisition date is not practical.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Other Information

The following represents the unaudited pro forma results of consolidated operations as if the eRx Acquisition had been included in the operating results for the entire year for both 2009 and 2008 and the 2008 Transaction had been included in the operating results for entire year for both 2008 and 2007.

	Pro Forma	Pro Forma	Pro Forma
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Revenues	$935,145	$880,686	$803,689
Net income (loss) attributable to Emdeon Inc.	10,019	6,761	(13,001)
Basic and diluted net income (loss) per share to Class A common stockholders:
Basic	$0.12	$0.09	$(0.25)

Diluted	$0.12	$0.09	$(0.25)

5.	Inventory

Inventory was $1,748 and $2,639 as of December 31, 2009 and 2008, respectively, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

6.	Property and Equipment

Property and equipment as of December 31, 2009 and 2008, consists of the following:

	2009	2008

Computer equipment	$45,984	$36,911
Office equipment, furniture and fixtures	27,470	22,951
Software	54,340	34,047
Technology	104,205	98,465
Leasehold improvements	11,537	9,643
Construction in process	26,339	10,657

	269,875	212,674
Less accumulated depreciation	(117,784)	(76,636)

Property and equipment, net	$152,091	$136,038

Depreciation expense was $42,231, $40,865 and $35,070 for the years ended December 31, 2009, 2008, and 2007, respectively.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

7.	Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 (in thousands):

	Payer	Provider	Pharmacy	Total

Balance at December 31, 2007	$302,963	$331,562	$32,472	$666,997
2008 Transaction	157,021	126,284	15,287	298,592
Elimination of goodwill related to HLTH’s ownership interest	(159,143)	(145,117)	(17,682)	(321,942)
Acquisition	—	2,862	—	2,862
Other	68	274	—	342

Balance at December 31, 2008	300,909	315,865	30,077	646,851
Acquisitions	2,691	—	53,653	56,344
Other	50	(218)	—	(168)

Balance at December 31, 2009	$303,650	$315,647	$83,730	$703,027

Intangible assets subject to amortization as of December 31, 2009, consist of the following:

	Weighted
	Average	Gross
	Remaining	Carrying	Accumulated
	Life	Amount	Amortization	Net

Customer relationships	16.0 years	$965,523	$(122,242)	$843,281
Trade names	18.2 years	117,548	(14,568)	102,980
Data sublicense agreement	8.1 years	43,259	(1,294)	41,965
Non-compete agreements	0.2 years	11,496	(10,442)	1,054

Total		$1,137,826	$(148,546)	$989,280

Amortization expense was $63,090, $56,999 and $27,741 for the years ended December 31, 2009, 2008, and 2007, respectively. Aggregate future amortization expense for intangible assets is estimated to be:

Years ending December 31,
2010	$64,240
2011	63,789
2012	63,785
2013	63,683
2014	63,651
Thereafter	$670,132

8.	Debt Issuance Costs

The Company capitalized $1,695 of costs in connection with the original issuance of long-term debt on November 16, 2006 and $500 in connection with a 2007 amendments of this long-term debt.

As of December 31, 2009 and 2008, the total unamortized debt issuance costs were $826 and $1,018, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

9.	Accrued Expenses

Accrued expenses as of December 31, 2009 and 2008 consist of the following:

	2009	2008

Customer deposits	$26,357	$26,081
Accrued compensation	14,698	16,269
Accrued insurance	2,040	2,858
Accrued rebates	5,214	4,758
Accrued outside services	3,526	7,825
Accrued telecommunications	2,783	3,880
Accrued income, sales and other taxes	2,078	1,552
Accrued earnout	—	1,068
Accrued liabilities for purchases of property and equipment	3,057	3,765
Other accrued liabilities	12,740	11,457

	$72,493	$79,513

10.	Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2009	2008

Credit Facilities
$50 million Revolving Line of Credit facility, expiring on November 16, 2012 and bearing interest payable quarterly at a variable base rate plus a spread rate (total rate of 1.51% at December 31, 2009)	$—	$10,000
$755 million First Lien Term Loan facility, expiring on November 16, 2013, bearing interest payable quarterly at a variable base rate plus a spread rate (total rate 2.26% and 3.46%) and net of unamortized discount of $38,105 and $46,833 at December 31, 2009 and 2008, respectively (effective interest rate of 3.89% at December 31, 2009)	648,245	663,067
$170 million Second Lien Term Loan facility, expiring on May 16, 2014, bearing interest at a variable base rate plus a spread rate (total rate 5.26% and 6.46%) and net of unamortized discount of $15,169 and $17,837 at December 31, 2009 and 2008, respectively (effective interest rate of 7.71% at December 31, 2009)	154,831	152,163
Obligation under Data Sublicense Agreement	37,606	—
Less current portion	(9,972)	(17,244)

Long-term debt	$830,710	$807,986

Credit Facilities

In November 2006, EBS LLC entered into two credit agreements with several lenders that provided a $755,000 term loan (“First Lien Term Loan”), a $50,000 revolving credit agreement (“Revolver”) and a $170,000 term loan (“Second Lien Term Loan”). In connection with these credit agreements, EBS LLC paid fees of approximately $17,900 to the lenders of which the unamortized portion is classified as a reduction of the carrying value of the credit agreements in each period. Additionally, in connection with the 2008 Transaction, 48% of the carrying value of these credit agreements was adjusted to fair value which resulted in

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

a discount of $66,395, the unamortized portion of which has similarly been classified as a reduction of the carrying value of the credit agreements.

In July 2009, the credit agreements were amended to, among other things, provide EBS LLC with the right to fund certain tax obligations, as well as accounting, legal, and other costs of the Company (subject to an annual limit of $5,000 of these other costs). In connection with this amendment, the Company paid fees of $359 to the lenders of which the unamortized portion is classified as a reduction of the carrying value of the credit agreements. Additionally, the Company incurred $512 of fees paid to third parties in connection with this amendment that were expensed in the year ended December 31, 2009.

The Revolver expires November 2012 and provides for revolving loans not to exceed $50,000, of which $12,000 may be used for letters of credit in support of payment obligations of the Company. At December 31, 2009, the Company had undrawn letters of credit totaling $5,750 and $44,250 available for future borrowings under the Revolver. The Company pays a quarterly commitment fee on the unused portion of the Revolver that fluctuates, based upon specific leverage ratios, between 0.375% and 0.5% per annum. Commitment fees on the Revolver were approximately $250 for the year ended December 31, 2009.

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

The Second Lien Term Loan is subordinate to the First Lien Term Loan and matures in May 2014.

The credit agreements require EBS LLC to maintain financial covenants including a maximum total leverage ratio and minimum interest coverage ratio. The credit agreements also impose restrictions related to capital expenditures, investments, additional debt or liens, asset sales, transactions with affiliates and equity interests, among other items. Additionally, the credit agreements include restrictions on the payment of dividends or distributions (other than to fund income tax liabilities) to or advances or loans to parties that are not party to the credit agreements. In the case of dividends, the credit agreements generally limit payments to non-loan parties (including the Company) with such limitations increasing based on achievement of certain leverage ratios. Transactions with affiliates are limited to those which are approved by a majority of the non-interested members of the EBS LLC board of directors and whose terms are no less favorable than those available to an unrelated person. Substantially all of the Company’s net assets (other than cash from IPO proceeds held by the Company) are subject to the restrictions of these credit agreements. EBS LLC believes it was in compliance with all debt covenants at December 31, 2009. This debt is secured by substantially all of the assets of EBS LLC.

Obligation Under Data Sublicense Agreement

On October 1, 2009, the Company acquired certain additional rights to specified uses of its data from HLTH in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to HLTH pursuant to an Amended and Restated Data License Agreement in connection with the 2008 Transaction. The Company has recorded an amortizable intangible asset with an estimated life of approximately eight years and an obligation at inception of approximately $37,606 (net of the initial required payment of $5,653 at contract execution) based on the present value of the scheduled annual payments through 2018, which total $51,347 in the aggregate. Additionally, the Company has an option exercisable on or before April 30, 2010, with an effective date between April 1, 2010 and September 30, 2011 as elected by the Company, to acquire additional data rights. If this option is exercised, an additional amortizable intangible asset and related obligation of approximately $6,300 based on the present value of the payments would be recorded at that time.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

The aggregate amounts of maturities under long-term debt arrangements are as follows:

Years Ending December 31,
2010	$9,972
2011	10,686
2012	11,272
2013	670,140
2014	175,552
Thereafter	16,334

$893,956

11.	Interest Rate Swap

The following table summarizes the fair value of the Company’s derivative instrument at December 31, 2009 and 2008:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
		December 31,	December 31,
	Balance Sheet Location	2009	2008

Derivatives designated as hedging instruments:
Interest rate swap	Other long-term liabilities	$(21,337)	$(31,244)

Cash Flow Hedging Relationships

In December 2006, the Company entered into an interest rate swap agreement, which matures in December 2011, to reduce the variability of cash flows in the interest payments of its total long-term debt. The notional amount of the swap was $355,200 and $482,220 as of December 31, 2009 and 2008, respectively. Changes in the cash flows of the interest rate swap are intended to offset the changes in cash flows attributable to fluctuations in the three month variable base rates underlying EBS LLC’s long-term debt obligations. For the period from its inception to February 8, 2008 and October 1, 2008 to December 31, 2009, the interest rate swap was designated as a cash flow hedge and the highly effective portion of changes in the value of the interest rate swap were reflected within other comprehensive income in the accompanying consolidated statements of equity. As of December 31, 2009, $15,440 of net losses associated with the existing cash flow hedge, which have been recorded within accumulated other comprehensive income, are expected to be reclassified into interest expense within the next 12 months.

The 2008 Transaction represented a redesignation event. As the Company’s interest rate swap did not meet all the criteria for hedge accounting at that time, changes in fair value subsequent to the 2008 Transaction but prior to its redesignation as a cash flow hedge on September 30, 2008, were recorded in interest expense in the accompanying consolidated statement of operations. The change in value during this period resulted in a decrease of $12,714 in interest expense. Additionally, the amortization of the amounts reflected in other comprehensive income at the date of the 2008 Transaction related to the discontinued cash flow hedge are and continue to be reflected within interest expense in the consolidated statement of operations. Amortization of amounts included in other comprehensive income related to the discontinued original hedge is expected to total approximately $5,868 over the next twelve months.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

The effect of the derivative instrument on the accompanying consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 is summarized in the following tables:

	Year Ended December 31,
	2009	2008	2007

Derivatives in Cash Flow Hedging Relationships
Gain/(loss) related to effective portion of derivative recognized in other comprehensive loss	$9,908	$(27,381)	$(16,577)

Gain/(loss) related to effective portion of derivative reclassified from accumulated other comprehensive loss to interest expense	$(27,736)	$(19,230)	$2,981

Gain/(loss) related to ineffective portion of derivative recognized in interest expense	$—	$—	$—

Derivatives Not Designated as Hedging Instruments
Gain recognized in interest expense	$—	$12,714	$—

12.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis consist principally of the Company’s derivative financial instruments. The valuation of the Company’s derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Fair Value Measurements at Reporting Date Using:

		Quoted in		Significant
	Balance at	Markets	Significant Other	Unobservable
	December 31,	Identical	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Interest Rate Swap	$(21,337)	—	$(21,337)	—

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and by its counterparties. However, as of December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the estimated fair value of financial instruments held by the Company as of December 31, 2009 were:

	Carrying
	Amount	Fair Value

Cash and cash equivalents	$211,999	$211,999
Accounts receivable	151,022	151,022
Long-term debt (Credit Facilities)	803,076	818,239

The carrying amounts of cash equivalents and accounts receivable approximate fair value because of their short-term maturities. The fair value of long-term debt is based upon market trades by investors in partial interests of these instruments.

13.	Lease Commitments

The Company recognizes lease expense on a straight-line basis, including predetermined fixed escalations, over the initial lease term including reasonably assured renewal periods from the time that the Company controls the leased property. Included within other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2009 and 2008, was $3,812 and $3,189, respectively, related to lease incentives and the cumulative difference between rent expense and the rental amount payable for leases with fixed escalations.

The Company leases its offices and other facilities under operating lease agreements that expire at various dates through 2018. Future minimum lease commitments under these non-cancelable lease agreements as of December 31, 2009 were as follows:

Years ending December 31, 2010	$6,707
2011	6,411
2012	6,206
2013	5,288
2014	5,185
Thereafter	26,478

Total minimum lease payments	$56,275

Total rent expense for all operating leases was $8,191, $9,692, and $8,532 for the years ended December 31, 2009, 2008, and 2007, respectively.

14.	Legal Proceedings

In the normal course of business, the Company is involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

15.	Capital Stock

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

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

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

Initial Public Offering

On August 11, 2009, the Company priced the IPO of its Class A common stock pursuant to a Registration Statement on Form S-1 (File No. 333-153451), as amended, and Registration Statement on Form S-1MEF (File No. 333-161270) (collectively, the “Registration Statements”) filed with the Securities and Exchange Commission. In the IPO, an aggregate of 27,255,000 shares of Class A common stock, consisting of 10,725,000 Class A common stock shares registered on behalf of the Company and 16,530,000 Class A common stock shares registered on behalf of selling stockholders (including 3,555,000 Class A common stock shares representing an over-allotment option granted by the selling stockholders to the underwriters in the IPO) were offered and sold to the public at a price per share of $15.50. The IPO closed on August 17, 2009, and the Company raised a total of approximately $166,238 in gross proceeds from the IPO, or $144,915 in net proceeds after deducting underwriting commissions and other associated costs (including approximately $3,100 of offering expenses paid in 2008).

Noncontrolling Interests

The Company has executed transactions that both increased and decreased its ownership interest in EBS Master. These changes are summarized in the following table:

	Year Ended December 31,
	2009	2008	2007

Net income attributable to Emdeon Inc.	$9,581	$9,231	$17,276

Transfers (to) from the noncontrolling interest
Decrease in Emdeon Inc. paid-in capital for the transfer of 34,226,087 units of EBS Master from HLTH to H&F	—	(210,585)	—
Increase in Emdeon Inc. paid-in capital for issuance of 1,850,000 units of EBS Master	3,504	—	—
Decrease in Emdeon Inc. paid-in capital for issuance of 2,537,325 units of EBS Master to management	(11,899)	—	—
Increase in Emdeon Inc. paid-in capital for the issuance of 537,636 EBS Units	2,136
Increase in Emdeon Inc. paid-in capital related to exchange of units of EBS Master held by eRx selling stockholders for shares of Emdeon Inc. Class A common stock	21,968	—	—
Increase in Emdeon Inc. paid-in capital related to the issuance of 10,354,240 EBS Units	13,706
Decrease in Emdeon Inc. paid-in capital for purchase of 370,760 units of EBS Master from management	(1,107)	—	—
Decrease in Emdeon Inc. paid-in capital for the repurchase of Class A common stock and cancellation of corresponding units of EBS Master (to satisfy tax withholding obligation)	(1,780)

Net transfers (to) from noncontrolling interest	26,528	(210,585)	—

Change from net income attributable to Emdeon Inc. and transfers (to) from noncontrolling interest	36,109	(201,354)	17,276

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

16.	HLTH Stock-Based Compensation Plans

Prior to November 16, 2006, because the Company was a group of wholly owned subsidiaries of HLTH, a number of employees of the Company participated in the stock-based compensation plans of HLTH (collectively, the “HLTH Plans”). Under the HLTH Plans, the employees received grants of stock options and shares of restricted stock of HLTH. Such grants were treated as if the grants were shares of the Company.

Stock Options

The fair value of each HLTH option granted was estimated on the date of grant using the Black-Scholes option pricing models and using the assumptions in the following table.

Expected dividend yield	0.00%
Expected volatility	38.00%
Risk free interest rate	4.56%
Expected term (years)	4.46
Weighted-average fair value of options granted during the period	$3.48

Expected volatility was based on implied volatility from traded options of HLTH common stock, combined with historical volatility of HLTH common stock. The expected term represented the period of time that options were expected to be outstanding following their grant date, and was determined using historical exercise data. The risk-free rate was based on the U.S. Treasury yield curve for periods equal to the expected term of the options on the grant date.

The majority of these stock options and shares of restricted stock either vested or were cancelled in connection with the 2006 Transaction. For the stock options that remained outstanding and continued to vest, subject to continued employment following the 2006 Transaction, as the Company’s employees were no longer considered employees of HLTH, the measurement of stock compensation related to these awards was variable from November 16, 2006 until the respective vesting dates of the awards.

As of December 31, 2007, all stock options were fully vested, forfeited or transferred back to HLTH (as the result of the transfer of an employee of the Company to HLTH).

Restricted Stock

Restricted stock consisted of shares of HLTH common stock which were granted to employees. The grants were restricted in that they were subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee until they vested. During 2007, 199,077 shares of HLTH restricted stock vested, 1,667 shares were forfeited and 6,250 shares were transferred back to HLTH as a result of the transfer of an employee of the Company to HLTH. There were no unvested HLTH restricted stock shares outstanding at December 31, 2007.

As a result of the sale of EBS, the Company’s employees with equity awards that were continuing to vest, subject to continued employment following the 2006 Transaction, were no longer considered employees of HLTH. Therefore, the measurement of stock compensation related to these equity awards was variable until the respective vesting dates of the awards.

Summary of HLTH Stock-Based Compensation Expense

Compensation expense related to HLTH stock-based awards was recognized ratably over the service period. Total stock compensation expense recorded in the Company’s financials related to HLTH options and restricted stock granted to employees of the Company for the year December 31, 2007 was $2,107.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

17.	Equity-Based Compensation Plans

EBS LLC Equity Plans Prior to IPO

Prior to the IPO, certain employees and directors of the Company participated in one of two equity-based compensation plans — the Amended and Restated EBS Executive Equity Incentive Plan (the “EBS Equity Plan”) and the Amended and Restated EBS Incentive Plan (the “EBS Phantom Plan”). In connection with the IPO, outstanding awards under the EBS Phantom Plan were converted into awards under the 2009 Equity Incentive Plan adopted by the Company’s stockholders in July 2009 (the “2009 Plan”) and outstanding awards under the EBS Equity Plan were converted into EBS Units that are governed by individual agreements with certain directors and members of executive management (“Management Awards”), as well as awards under the 2009 Plan.

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

Awards under the EBS Equity Plan were historically accounted for as liabilities due to certain repurchase features and were recorded at fair value at the end of each reporting period in accordance with the vesting schedule. On June 26, 2009, the Company modified the terms of each of the awards to remove the Company’s ability to repurchase the Grant Units within six months of vesting and to require that any repurchases following this six-month period be at fair value. As a result of this modification, the Company reclassified all of the Grant Units from liability awards to equity awards. Because the modified terms had no impact on the fair value of the Grant Units and the awards were previously classified as liabilities, compensation expense was measured based on the fair value of the Grant Units at the date of modification. Based on this fair value of the Grant Units, the Company recognized equity compensation of $4,614 at that date which reduced net income for the year ended December 31, 2009. No incremental compensation expense was recognized specifically as a result of the modification.

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

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

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

In connection with the reorganization transactions, the Phantom Units converted, depending on vesting status, into (i) shares of Class A common stock, (ii) restricted Class A common stock units and (iii) options to purchase shares of Class A common stock with an exercise price equal to the IPO price that vest over three years. The Company has accounted for this conversion as a modification of the original Phantom Unit awards. In connection with this modification, the Company calculated the final measurement of the liability at the IPO date and recognized a change in estimate for the proportion of the Phantom Units for which the requisite service had been rendered as of the IPO date. This change in estimate resulted in an increase to stock compensation expense of $9,209 for the year ended December 31, 2009.

Activity Summary

A summary of the status of unvested Grant Units and Phantom Units under the EBS Equity Plan and EBS Phantom Plan, respectively, as of December 31, 2008, and changes during the year ended December 31, 2009, is presented below:

		Grant
		Units with
		Performance
	Grant Units	Conditions	Phantom Units

Unvested at December 31, 2008:	2,834,355	—	1,284,133
Granted	621,663	850,000	662,500
Canceled	(3,342,645)	(850,000)	(1,899,833)
Vested	(113,373)	—	(46,800)

Unvested at December 31, 2009	—	—	—

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

2009 Plan and Management Awards Subsequent to IPO

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

In addition to the awards issued in connection with the conversion of the Grant Units and Phantom Units, the Company issued options to purchase 622,000 shares of Class A common stock of the Company that vest over four years.

EBS Units and Restricted Class A common stock Units

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

As of December 31, 2009, there was $18,212 of total unrecognized compensation expense related to unvested EBS Units and restricted Class A common stock units. This expense is expected to be recognized over a weighted average period of 2.3 years. The total fair value of the EBS Units and restricted Class A common stock units vested during the year ended December 31, 2009 was $7,412.

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

As of December 31, 2009, unrecognized compensation expense related to options granted under the 2009 Plan was $19,054. This expense is expected to be recognized over a weighted average period of 2.9 years.

Performance Awards

The Company issued 206,578 unvested EBS Units and options to purchase 643,422 shares of Class A common stock that vest over three years in connection with the conversion of Grant Units with performance conditions held by the Company’s executive chairman. The replacement awards issued are subject to the same financial target performance conditions as the Grant Units. The unvested EBS Units and options are earned and

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

vest based upon continued employment and the attainment of certain financial performance objectives. The fair value of these awards was derived consistent with other converted awards by the allocation of the remaining compensation expense of the Grant Units with performance conditions based on relative fair value of the share based payments issued.

The fair value of the unvested EBS Units that are subject to performance conditions issued during the year ended December 31, 2009 was $11.01 per unit. The Company has recorded no compensation expense related to these awards as no performance conditions have been met to date. As of December 31, 2009, there was $2,274 of total unrecognized compensation expense related to unvested EBS Units that are subject to performance conditions.

The fair value of options granted during the year ended December 31, 2009 that are subject to performance conditions was $5.26 per option. The Company has recorded no compensation expense related to these awards as no performance conditions have been met to date. As of December 31, 2009, there was $3,387 of total unrecognized compensation expense related to options that are subject to performance conditions.

Activity Summary

A summary of the status of unvested EBS Units issued pursuant to the Management Awards and restricted Class A common stock units issued under the 2009 Plan as of December 31, 2008, and changes during the year ended December 31, 2009, is presented below:

			Restricted
		EBS Units with	Class A
		Performance	Common
	EBS Units	Conditions	Stock Units

Unvested at December 31, 2008:	—	—	—
Granted	1,527,354	206,578	733,598
Canceled	—	—	(19,525)
Vested	(400,864)	—	(188,470)

Unvested at December 31, 2009	1,126,490	206,578	525,603

A summary of option activity under the 2009 Plan for the year ended December 31, 2009 is presented below:

					Weighted Average
			Weighted Average		Remaining		Aggregate
	Options		Exercise Price		Contractual Term		Intrinsic Value
	Service	Performance	Service	Performance	Service	Performance	Service	Performance
	Options	Options	Options	Options	Options	Options	Options	Options

Outstanding at January 1, 2009	—	—	$—	$—	—	—	$—	$—
Replacement of cancelled awards	4,018,138	643,422	15.50	15.50	9.6	9.6	—	—
Granted	622,000	—	15.50	—	9.6	—	—	—
Forfeited	(31,194)	—	15.50	—			—	—

Outstanding at December 31, 2009	4,608,944	643,422	$15.50	$15.50	9.6	9.6	$—	$—

Vested at December 31, 2009	—	—	$—	$—	—	—	$—	$—

Exercisable at December 31, 2009	—	—	$—	$—	—	—	$—	$—

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Black-Scholes Option Pricing Model Assumptions

The following table summarizes the weighted average fair values of awards valued using the Black-Scholes option pricing model and the weighted average assumptions used to develop the fair value estimates under each of the valuation models for the years ended December 31, 2009, 2008, and 2007, respectively:

					EBS Equity Plan
					Grant Units
					with
	2009 Equity				Performance
	Plan Options	EBS Equity Plan Grant Units			Conditions
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2009	2008	2007	2009

Weighted average fair value	$7.54	$8.51	$5.35	$6.43	$6.66
Expected dividend yield	—	—	—	—	—
Expected volatility	47.00%	47.00%	48.00%	66.00%	47.00%
Risk-free interest rate	2.55%	2.50%	1.60%	2.20%	2.30%
Expected term (years)	6.3	5.6	5.7	1.8	6.4

Expected dividend yield — This is an estimate of the expected dividend yield on the Class A common stock/EBS Units. The Company is subject to limitations on the payment of dividends under its credit facilities as further discussed in Note 10 to the consolidated financial statements. An increase in the dividend yield will decrease compensation expense.

Expected volatility — This is a measure of the amount by which the price of the Class A common stock/EBS Units has fluctuated or is expected to fluctuate. For periods prior to the IPO, the expected volatility was estimated based on the median historical volatility of a group of peer companies. Following the IPO, the expected volatility is based upon a weighted average of the Company’s historical volatility following the IPO and the median historical volatility of a group of peer companies (weighted based upon proportion of the expected term represented by the Company’s historical volatility and the volatility of peer companies, respectively). An increase in the expected volatility will increase compensation expense.

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

Summary of Equity-Based Compensation Expense

During the years ended December 31, 2009, 2008 and 2007, the Company recognized expense of $25,415, $4,145 and $4,486, and an income tax benefit of $4,992, $206 and $0, respectively, in the aggregate related to these equity-based compensation plans.

18.	Retirement Plans

Employees of the Company participate in a 401k plan, which provides for matching contributions from the Company.

Expenses related to this plan were $1,312, $1,191 and $1,104 for the years ended December 31, 2009, 2008 and 2007, respectively.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

19.	Income Taxes

The income tax provision for the years ended December 31, 2009, 2008 and 2007, respectively, was as follows:

	Year Ended December 31,
	2009	2008	2007

Current:
Federal	$14,998	$10,801	$3,299
State	3,551	1,906	956

Current income tax provision	18,549	12,707	4,255

Deferred:
Federal	(6,169)	(2,317)	12,532
State	4,921	(1,823)	1,314

Deferred income tax provision (benefit)	(1,248)	(4,140)	13,846

Total income tax provision	$17,301	$8,567	$18,101

The differences between the federal statutory rate and the effective income tax rate principally relate to state income taxes and entities treated as a partnership for tax purposes. The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007

Statutory U.S. federal tax rate	35.00%	35.00%	35.00%
State income taxes (net of federal benefit)	(9.89)	(16.86)	(0.82)
Meals and entertainment	0.39	0.52	0.33
Other	2.60	1.38	(0.09)
Tax credits	(1.14)	—	—
Equity-based compensation	5.67	1.61	0.76
Non-timing basis differences	33.57	(22.62)	(15.06)
Noncontrolling interest	(5.17)	(5.09)	—
Foreign loss not benefitted	3.29	5.85	3.47
Return to provision adjustments	10.12	(4.28)	(0.31)
Change in valuation allowance	(19.17)	46.28	27.89

Effective income tax rate	55.27%	41.79%	51.17%

At December 31, 2009, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $32,392 and $295,818, respectively, which expire from 2026 through 2028, and 2021 through 2023, respectively. A portion of net operating loss carry forwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the “change of ownership” provisions of the Internal Revenue Code and similar state provisions. A portion of these carry forwards may expire before becoming available to reduce future income tax liabilities. As a result, the Company has recorded a state valuation allowance in the amount of $16,201 as of December 31, 2009.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2009 and 2008 were as follows:

	2009	2008

Deferred tax assets and (liabilities):
Depreciation and amortization	$(120,929)	$(121,597)
Investment in partnership	(49,132)	(36,910)
Accounts receivable	856	665
Fair value of interest rate swap	2,758	3,941
Accruals and reserves	4,701	2,063
Net operating losses	28,166	20,810
Debt discount and interest	(4,818)	(5,859)
Equity-based compensation	2,425	167
Valuation allowance	(16,201)	(20,810)
Tax receivable agreement obligation to related parties	10,558	—
Other	626	4

Net deferred tax assets and (liabilities)	$(140,990)	$(157,526)

Reported as:
Current deferred tax assets	$4,924	$2,285
Non-current deferred tax liabilities	(145,914)	(159,811)

Net deferred tax assets and (liabilities)	$(140,990)	$(157,526)

The change in deferred tax assets and liabilities for the year ended December 31, 2009, was comprised of the following:

Deferred tax benefit	$1,248
Deferred taxes related to uncertain tax position	1,272
Deferred taxes related to transactions with stockholders impacting additional paid-in capital	16,219
Change in deferred tax assets and (liabilities) recorded in other comprehensive income	(2,203)

Change in deferred tax assets and (liabilities)	$16,536

The Company has incurred losses in Costa Rica. No benefit related to these losses is recorded in the accompanying financial statements. The Company is subject to a tax holiday in Costa Rica that expires in 2011.

The Company recognized a liability for uncertain tax positions in 2007 and 2008, net of related benefits associated with state net operating losses and specific accrued expenses, which is recorded as an adjustment to the valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	Year Ended December 31,
	2009	2008	2007

Unrecognized benefit from prior years	$2,458	$1,022	$—
Increases from current period tax positions	3,524	1,436	1,022

Ending unrecognized benefit	$5,982	$2,458	$1,022

As of December 31, 2009, unrecognized tax benefits of $827, if recognized, would affect the effective tax rate. The Company does not currently anticipate that the total amount of unrecognized tax positions will

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

significantly increase or decrease in the next twelve months. The Company’s U.S. federal and state income tax returns for tax years 2006 and beyond remain subject to examination by the Internal Revenue Service.

Company policy is to record interest and penalties as a part of tax provision expense. Interest of $80 has been included in the tax provision for the year ended December 31, 2009.

20.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share of Class A common stock:

	Year Ended December 31,
	2009	2008	2007

Basic net income per share:
Numerator:
Net income attributable to Emdeon Inc.	$9,581	$9,231	$17,276
Denominator:
Weighted average common shares outstanding	82,459,169	74,775,039	52,000,000

Basic net income per share	$0.12	$0.12	$0.33

Diluted net income per share:
Numerator:
Net income attributable to Emdeon Inc.		$9,231	$17,276
Net (loss) excluding EBS Master	$(6,241)
Weighted average effect of dilutive securities
Add:
Emdeon Inc allocation of EBS Master net income	15,761
Impact of exchange of Class B shares on income attributable to Emdeon Inc	—	2,702	—

	$9,520	$11,933	$17,276
Denominator:
Number of shares used in basic computation	82,459,169	74,775,039	52,000,000
Weighted average effect of dilutive securities
Add:
Exchange of Class B common stock for Class A common stock	—	25,224,961	48,000,000
Restricted Class A common stock units	65,833	—	—

	82,525,002	100,000,000	100,000,000

Diluted net income per share	$0.12	$0.12	$0.17

Due to their antidilutive effect, the following securities have been excluded from diluted net income per share for the respective periods:

	Year Ended December 31
	2009	2008	2007

Class B common stock	23,017,774	—	—
Options to purchase Class A common stock	1,803,237	—	—

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

21.	Tax Receivable Agreement Obligations to Related Parties

In connection with the IPO, the Company entered into tax receivable agreements which obligate the Company to make payments to certain parties affiliated with General Atlantic, H&F and former Grant Unit holders generally equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from the 2006 Transaction, the 2008 Transaction, and the former Grant Unit holders’ exchange of EBS Units for cash or shares of Class A common stock. The Company will retain the benefit of the remaining 15% of these tax savings.

All future exchanges of EBS Units for cash or shares of Class A common stock related to the affiliates of General Atlantic, H&F and the former Grant Unit holders who are parties to the tax receivable agreements are expected to result in an additional tax receivable obligation for the Company with a corresponding offset to the Company’s additional paid in capital account. Subsequent adjustments of the tax receivable obligations due to certain events (e.g. realization of net operating losses, tax rate changes or the timing of cash settlement obligations) are expected to result in a corresponding adjustment of the Company’s net income.

Based on current facts and circumstances, the Company estimates the aggregate payments due under the tax receivable agreements to be as follows:

Years Ending December 31,
2010	$—
2011	1,558
2012	10,054
2013	25,195
2014	9,061
Thereafter	96,176

$142,044

The timing and/or amount of aggregate payments due may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and the portion of payments under the tax receivable agreement constituting imputed interest or amortizable basis.

22.	Other Related Party Transactions

HLTH

The Company entered into several agreements and transactions with HLTH prior to the 2008 Transactions, which was consummated on February 8, 2008, as follows:

•	Effective November 16, 2006, the Company and HLTH entered into a Transition Services Agreement (“TSA”) for services to be provided to each other through specified dates in 2008. The services included accounting services, accounts payable, payroll, legal, certain human resources and benefits services, information systems, purchasing and tax services. Total net expense under this TSA was $1,752 and $22 for the year ended December 31, 2007 and the period from January 1, 2008 to February 8, 2008, respectively.

•	The Company also provided customer support and printing services to HLTH. Revenue for such services was $1,567 and $155 for the year ended December 31, 2007 and the period from January 1, 2008 to February 8, 2008, respectively.

•	As of December 31, 2007, the Company was the beneficiary of letters of credit held by HLTH and had entered into an agreement whereby the Company would reimburse HLTH for related fees and the

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

difference between the interest earned on HLTH’s committed funds and the rate HLTH could otherwise earn on these funds. Total expense under this agreement was $63 for 2007. No expense under this agreement was incurred during the period from January 1, 2008 to February 8, 2008.

•	During August 2007, the Company entered into an agreement with HLTH to lease office space for use by the Company’s employees. Total expense related to this agreement was $48 and $14 for the year ended December 31, 2007 and the period from January 1, 2008 to February 8, 2008, respectively.

•	During 2007, the Company purchased computer equipment totaling $166 from HLTH.

•	During the year ended December 31, 2007 and the period from January 1, 2008 to February 8, 2008, the Company incurred expense of $430 and $39, respectively, for access to WebMD Health’s physician directory, WebMD’s Personal Health Manager services, and website hosting services provided by WebMD.

During 2009, the Company executed an agreement with Patni Computer Systems Ltd., a company in which General Atlantic has a substantial ownership interest, to outsource certain mailroom and verification services. Under this agreement, the Company incurred approximately $441 of costs in 2009 associated with this contract.

23.	Loss on Abandonment of Leased Properties

During 2009, the Company ceased use of certain properties in Jessup, Maryland and Largo, Florida. During 2008, the Company ceased use of property subject to operating leases in Nashville, Tennessee and Scottsdale, Arizona.

The following table summarizes the activity related to these contract termination costs:

Balance at December 31, 2007	$—
Costs incurred	3,203
Costs paid or otherwise settled	—

Balance at December 31, 2008	$3,203
Costs incurred	1,675
Costs paid or otherwise settled	(2,708)

Balance at December 31, 2009	$2,170

The estimate of the original loss, as well as all subsequent amortization associated with the abandonment of these leases, is classified within loss on abandonment of leased properties in the accompanying consolidated statement of operations.

24.	Segment Reporting

Management views the Company’s operating results in three reportable segments: (a) payer services, (b) provider services and (c) pharmacy services. Listed below are the results of operations for each of the reportable segments. This information is reflected in the manner utilized by management to make operating decisions, assess performance and allocate resources. Segment assets are not presented to management for purposes of operational decision making, and therefore are not included in the accompanying tables. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to the consolidated financial statements.

Payer Services Segment

The payer services segment provides claims management and payment distribution products and services to healthcare payers, both directly and through the Company’s channel partners, that simplify the

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

administration of healthcare related to insurance eligibility and benefit verification, claims filing, payment integrity and claims and payment distribution.

Provider Services Segment

The provider services segment provides revenue cycle management solutions, patient billing and payment services and clinical exchange capabilities to healthcare providers, both directly and through the Company’s channel partners, that simplify the providers’ revenue cycle, reduce related costs and improve cash flow.

Pharmacy Services Segment

The pharmacy services segment provides electronic prescribing services and other electronic solutions and services to pharmacies and pharmacy benefit management companies related to prescription benefit claim filing, adjudication and management, as well as electronic prescriptions.

Other

Inter-segment revenue and expenses primarily represent claims management and patient statement services provided between segments.

Corporate and eliminations includes personnel and other costs associated with the Company’s management, administrative and other corporate services functions and eliminations to remove inter-segment revenues and expenses.

Asset and equity details by reportable segment have not been disclosed, as the Company does not internally report such information.

The revenue and total segment contribution for the reportable segments are as follows:

For the Year Ended December 31, 2009

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated

Revenue from external customers
Claims management	$184,605	$—	$—	$—	$184,605
Payment services	211,985	—	—	—	211,985
Patient statements	—	274,390	—	—	274,390
Revenue cycle management	—	155,112	—	—	155,112
Dental	—	31,513	—	—	31,513
Pharmacy services	—	—	60,843	—	60,843
Inter-segment revenues	902	1,498	—	(2,400)	—

Net revenue	397,492	462,513	60,843	(2,400)	918,448
Costs and expenses:
Cost of operations	253,473	294,700	16,668	(1,974)	562,867
Development and engineering	12,677	15,294	5,957	—	33,928
Sales, marketing, general and administrative	25,803	31,978	8,047	47,873	113,701
Loss on abandonment of leased properties	—	45	—	1,630	1,675

Segment contribution	$105,539	$120,496	$30,171	$(49,929)	206,277

Depreciation and amortization					105,321
Interest income					(75)
Interest expense					70,246
Other income					(519)

Income before income tax provision					$31,304

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

For the Year Ended December 31, 2008

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated

Revenue from external customers
Claims management	$179,930	$—	$—	$—	$179,930
Payment services	191,874	—	—	—	191,874
Patient statements	—	266,233	—	—	266,233
Revenue cycle management	—	144,904	—	—	144,904
Dental	—	31,591	—	—	31,591
Pharmacy services	—	—	39,067	—	39,067
Inter-segment revenue	355	2,117	—	(2,472)	—

Net revenue	372,159	444,845	39,067	(2,472)	853,599
Costs and expenses:
Cost of operations	242,950	292,844	7,612	(1,843)	541,563
Development and engineering	10,472	14,015	4,138	—	28,625
Sales, marketing, general and administrative	23,286	30,475	3,864	33,587	91,212
Loss on abandonment of leased properties	—	—	—	3,081	3,081

Segment contribution	$95,451	$107,511	$23,453	$(37,297)	189,118

Depreciation and amortization					97,864
Interest income					(963)
Interest expense					71,717

Income before income tax provision					$20,500

For the Year Ended December 31, 2007

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated

Revenue from external customers
Claims management	$192,318	$—	$—	$—	$192,318
Payment services	173,677	—	—	—	173,677
Patient statements	—	240,074	—	—	240,074
Revenue cycle management	—	136,679	—	—	136,679
Dental	—	28,852	—	—	28,852
Pharmacy services	—	—	36,937	—	36,937
Inter-segment revenue	680	2,834	—	(3,514)	—

Net revenue	366,675	408,439	36,937	(3,514)	808,537
Costs and expenses:
Cost of operations	241,755	268,529	7,094	(2,460)	514,918
Development and engineering	11,157	12,869	4,172	—	28,198
Sales, marketing, general and administrative	22,386	31,329	3,561	37,199	94,475

Segment contribution	$91,377	$95,712	$22,110	$(38,253)	170,946

Depreciation and amortization					62,811
Interest income					(1,567)
Interest expense					74,325

Income before income tax provision					$35,377

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

25.	Accumulated Other Comprehensive (Loss) Income

The following is a summary of accumulated other comprehensive income (loss) balances, net of taxes and noncontrolling interest, as of and for the year ended December 31, 2009:

	Foreign	Net Losses		Accumulated
	Currency	on Cash	Discontinued	Other
	Translation	Flow Hedging	Cash Flow	Comprehensive
	Adjustment	Derivatives	Hedge	Income

Balance at December 31, 2008	$(49)	$(11,095)	$(12,051)	$(23,195)
Change associated with foreign currency translation	17	—	—	17
Change associated with current period hedging transaction	—	(13,110)	—	(13,110)
Reclassification into earnings	—	19,766	5,324	25,090

Balance at December 31, 2009	$(32)	$(4,439)	$(6,727)	$(11,198)

26.	Quarterly Information (Unaudited)

A summary of results of operations for each quarter in the years ended December 31, 2009 and 2008 is presented below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2009
Revenue	$219,885	$224,541	$235,462	$238,560
Gross profit (excluding depreciation and amortization)	$85,287	$87,532	$88,990	$93,772
Depreciation and amortization	$25,098	$25,286	$26,667	$28,270
Net income (loss)	$3,290	$14,483	$(8,463)	$4,693
Net income (loss) attributable to Emdeon Inc.	$1,218	$12,439	$(7,217)	$3,141
Net income (loss) per share Class A common stock
Basic	$0.02	$0.16	$(0.09)	$0.03
Diluted	$0.02	$0.14	$(0.09)	$0.03
2008
Revenue	$210,395	$212,463	$212,808	$217,933
Gross profit (excluding depreciation and amortization)	$74,884	$77,003	$78,357	$81,792
Depreciation and amortization	$21,267	$25,002	$25,710	$25,885
Net income (loss)	$1,426	$6,809	$(479)	$4,177
Net income (loss) attributable to Emdeon Inc.	$3,066	$3,315	$(1,245)	$4,095
Net income (loss) per share Class A common stock
Basic	$0.05	$0.04	$(0.02)	$0.05
Diluted	$0.01	$0.04	$(0.02)	$0.04

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Comparability among the quarters in 2009 and 2008 was impacted by (i) the acquisitions of the patient statement business operated by GE Healthcare, The Sentinel Group and eRx, as more fully described in Note 4, in the fourth quarter of 2008, second quarter of 2009 and third quarter of 2009, respectively, (ii) increase in equity compensation expense in 2009, especially in connection with certain modifications and the IPO of approximately $4,600 and $9,200 during the second and third quarters of 2009, respectively, (iii) decrease of expense related to year-end adjustments to compensation and benefit related accruals of approximately $900 and $400 for the fourth quarters of 2008 and 2009, respectively, and income taxes of $1,200 for the fourth quarter of 2009, (iv) increase (decrease) to interest expense related to adjustments of the Company’s interest rate swap to fair value of $4,500, ($16,300) and ($900) during the first, second and third quarters of 2008 and (v) decrease of income tax expense of $14,200 related to a change in the Company’s valuation allowance in the second quarter of 2009.

27.	Subsequent Events

FVTech Acquisition

In January 2010, the Company acquired all of the voting interest of FutureVision Investment Group, L.L.C. and substantially all of the assets of two related companies, FVTech, Inc. and FVTech Arizona, Inc. (collectively, “FVTech”). FVTech is a provider of outsourced services specializing in electronic data conversion and information management solutions. This acquisition will allow the Company the ability to electronically process virtually all patient and third party healthcare payments regardless of the format in which payments are submitted.

The Company has preliminarily valued the total consideration transferred, excluding amounts related to a future working capital settlement that cannot yet be reasonably estimated, at $34,085, which consisted of $20,005 cash at closing (funded with cash on hand) and contingent consideration of $14,080.

The contingent consideration arrangement requires the Company to pay additional consideration ranging from $0 to $40,000 based upon the financial performance of the acquired business for the two and three year periods following the acquisition. The Company has preliminarily valued the contingent consideration at the acquisition date, using a probability-weighted discounted cash flow model, at $14,080. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The preliminary values of the assets acquired and liabilities assumed (and resulting provisional goodwill) are subject to change based on the outcome of a working capital settlement (expected to occur later in 2010) and receipt of a final third party valuation of certain tangible and intangible assets.

Cash	$372
Accounts receivable	1,711
Other current assets	312
Property and equipment	10,640
Other assets	30
Identifiable intangible assets:
Customer contracts (13 year weighted average life)	6,700
Tradename (3 year weighted average life)	170
Goodwill (Provisional)	14,718
Accounts payable	(244)
Accrued expenses	(324)

Total consideration transferred	$34,085

Acquisition costs reflected within sales, marketing, general and administrative expenses in 2009	$568

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

The Company currently expects the $14,718 of goodwill to be assigned to the payer services segment. The goodwill recognized is attributable to expected synergies and the assembled workforce of FVTech. The Company has not yet determined the amount of goodwill that will be deductible for income tax purposes.

The fair value of the accounts receivable acquired is $1,711, with the gross contractual amount being $1,755. The Company currently expects $44 to be uncollectible.

HTMS Acquisition

On March 16, 2010, we entered into a definitive agreement to acquire Healthcare Technology Management Services, Inc., a management consulting company focused primarily on the healthcare payer market, for consideration of $11,000 at closing, to be paid $8,500 in cash and $2,500 in our Class A common stock, and additional contingent payments of $0 to $14,000 in cash based upon the financial performance of the acquired business for the three year period following the closing. This acquisition will allow the Company to assist payers in evaluating their existing information technology strategies, systems and technologies in order to help its customers implement effective solutions.

Schedule I — Financial Information of Parent Company

The financial information included in this financial statement schedule should be read in conjunction with the consolidated financial statements. All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

Schedule I — Condensed Financial Information of Emdeon Inc. (Parent Only)

Condensed Balance Sheets

	December 31
	2009	2008
	(In thousands)

ASSETS
Current assets:
Cash	$131,741	$3
Other current assets	561	—

Total current assets	132,302	3
Property and equipment, net	11	—
Investment in subsidiaries	819,889	696,531
Deferred IPO Costs	—	5,462

Total assets	$952,202	$701,996

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$3,078	$—
Accrued expenses	995	—
Due to affiliates	209	5,574

Total current liabilities	4,282	5,574
Long-term debt, excluding current poriton	34,528	—
Tax receivable obligations to related parties	142,044	—
Deferred income tax liabilities	17,900	24,791
Total equity	753,448	671,631

Total liabilities and equity	$952,202	$701,996

Schedule I — Condensed Financial Information of Emdeon Inc. (Parent Only)

Condensed Statements of Operations

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Revenue	$—	$—	$—
Costs and expenses:
Sales, marketing, general and administrative	1,114	496	364

Operating loss	(1,114)	(496)	(364)
Equity in earnings of consolidated subsidiaries	14,439	13,132	32,220
Interest income	—	(1)	—
Interest expense	715	—	—

Income before income tax provision	12,610	12,637	31,856
Income tax provision	3,029	3,406	14,580

Net income	$9,581	$9,231	$17,276

Schedule I — Condensed Financial Information of Emdeon Inc. (Parent Only)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Operating activities:
Net income	$9,581	$9,231	$17,276
Adjustments to reconcile net income to net cash used in operating activities:
Equity compensation expense	307	—	—
Deferred income taxes	3,029	3,406	14,580
Equity in earnings of consolidated subsidiaries	(14,439)	(13,132)	(32,220)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(561)	—	—
Accrued expenses and other liabilities	745	—	—
Tax receivable obligations to related parties	299	—	—
Due to affiliates	97	112

Net cash used in operating activities	(942)	(383)	(364)
Investing activity:
Purchases of property and equipment	(11)	—	—

Net cash used in investing activity	(11)	—	—
Financing activities:
Proceeds from IPO	145,165	—	—
Repurchase of Class A common stock	(1,586)	—	—
Repurchase of Units of EBS Master LLC	(5,373)	—	—
Payment of data sublicense obligation	(5,653)	—	—
Proceeds from capital contribution	138	379	—

Net cash provided by financing activities	132,691	379	—
Net increase (decrease) in cash	131,738	(4)	(364)
Cash at beginning of period	3	7	371

Cash at end of period	$131,741	$3	$7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMDEON INC.

By:	/s/ George I. Lazenby
Name:     George I. Lazenby

Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George I. Lazenby George I. Lazenby	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2010

/s/ Bob A. Newport, Jr. Bob A. Newport, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2010

/s/ Tracy L. Bahl Tracy L. Bahl	Executive Chairman	March 18, 2010

/s/ Mark F. Dzialga Mark F. Dzialga	Director	March 18, 2010

/s/ Jonathan C. Korngold Jonathan C. Korngold	Director	March 18, 2010

/s/ Philip U. Hammarskjold Philip U. Hammarskjold	Director	March 18, 2010

/s/ Jim D. Kever Jim D. Kever	Director	March 18, 2010

/s/ Allen R. Thorpe Allen R. Thorpe	Director	March 18, 2010

/s/ Dinyar S. Devitre Dinyar S. Devitre	Director	March 18, 2010

/s/ Philip M. Pead Philip M. Pead	Director	March 18, 2010

Exhibit Index

Exhibit No.

2.1	Amended and Restated Agreement and Plan of Merger, dated as of November 15, 2006, among Emdeon Corporation, EBS Holdco, Inc., EBS Master LLC, Emdeon Business Services LLC, Medifax-EDI Holding Company, EBS Acquisition LLC, GA EBS Merger LLC and EBS Merger Co. (included as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).
2.2	Securities Purchase Agreement, dated as of February 8, 2008, among HLTH Corporation, EBS Master LLC, the voting members of EBS Master LLC and the purchasers listed therein (included as Exhibit 2.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).
2.3	Agreement and Plan of Merger, dated as of July 2, 2009, by and among EBS Master LLC, Envoy LLC, Emdeon Merger Sub LLC, eRx Network, L.L.C., and Longhorn Members Representative, LLC (included as Exhibit 2.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of Emdeon Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).
3.2	Amended and Restated By-laws of Emdeon Inc. (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).
4.1	Specimen Class A Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).
4.2	First Lien Credit Agreement, dated as of November 16, 2006, among GA EBS Merger, LLC, as borrower, Medifax-EDI Holding Company, as additional borrower, EBS Master LLC, as parent, the lenders party thereto, Citibank, N.A., as administrative agent, collateral agent, Swingline Lender and Issuing Bank, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as joint lead arrangers, Deutsche Bank Trust Company Americas, as syndication agent and Bear Stearns Corporate Lending Inc., as documentation agent (included as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).
4.3	Amendment No. 1 to First Lien Credit Agreement, dated as of March 9, 2007 among EBS Master LLC, Emdeon Business Services LLC, as borrower, Medifax-EDI Holding Company, Inc., as additional borrower, the lenders from time to time party thereto, Citibank, N.A., as administrative agent, collateral agent, Swingline Lender and Issuing Bank, Citigroup Global Markets Inc., as joint lead arranger and joint bookrunner, Deutsche Bank Securities, Inc., as joint lead arranger and joint bookrunner, Bear, Stearns & Co Inc., as joint lead arranger and joint bookrunner, Deutsche Bank Trust Company Americas, as syndication agent and Bear Stearns Corporate Lending Inc., as documentation agent (included as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).
4.4	Amendment No. 2 to First Lien Credit Agreement, dated as of July 7, 2009, among GA EBS Merger, LLC, as borrower, Medifax-EDI Holding Company, as additional borrower, EBS Master LLC, the lenders party thereto, Citibank, N.A., as administrative agent, collateral agent, Swingline Lender and Issuing Bank (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).
4.5	Second Lien Credit Agreement, dated as of November 16, 2006, by and among GA EBS Merger, LLC, as borrower, Medifax-EDI Holding Company, as additional borrower, EBS Master LLC, as parent, the lenders party thereto, Citibank, N.A., as administrative agent, collateral agent, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as joint lead arrangers and, together with Bear, Stearns & Co. Inc., as joint bookrunners, Deutsche Bank Trust Company Americas, as syndication agent and Bear Stearns Corporate Lending Inc., as documentation agent (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).

Exhibit No.

4.6		Amendment No. 1 to Second Lien Credit Agreement, dated as of July 7, 2009, among GA EBS Merger, LLC, as borrower, Medifax-EDI Holding Company, as additional borrower, EBS Master LLC, the lenders party thereto, Citibank, N.A., as administrative agent, collateral agent, Swingline Lender and Issuing Bank (included as Exhibit 4.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).
10.1		Reorganization Agreement, dated as of August 4, 2009, by and among EBS Master LLC, Emdeon Inc. and the other parties named therein (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).
10.2		Stockholders’ Agreement, dated as of August 5, 2009, by and among Emdeon Inc. and the stockholders named therein (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).
10.3		Sixth Amended and Restated Limited Liability Company Agreement of EBS Master LLC, dated August 17, 2009 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).
10.4		Investor Tax Receivable Agreement by and among Emdeon Inc. and the other parties named therein (Exchanges), dated August 17, 2009 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).
10.5		Investor Tax Receivable Agreement by and among Emdeon Inc. and the other parties named therein (Reorganizations), dated August 17, 2009 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).
10.6		Management Tax Receivable Agreement by and among Emdeon Inc. and the persons named therein, dated August 17, 2009 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).
10.7		Agreement and Plan of Merger, dated as of August 5, 2009, by and among H&F Harrington, Inc., EBS Holdco II, LLC and Emdeon Inc. (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).
10.8		Agreement and Plan of Merger, dated as of August 5, 2009, by and among EBS Acquisition II, LLC, EBS Holdco I, LLC and Emdeon Inc. (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).
10	.9†	Unit Purchase Agreement, dated August 11, 2009, by and among Emdeon Inc. and the Sellers named therein (included as Exhibit 10.9 of the Exhibits to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).
10	.10†	Employment Agreement, dated March 29, 2007, among George I. Lazenby and Emdeon Business Services LLC (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).
10	.11†	Employment Agreement, effective as of May 26, 2009, between Tracy Bahl and Emdeon Business Services LLC (included as Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).
10	.12†	Employment Agreement, effective as of July 21, 2008, between Gregory T. Stevens and Emdeon Business Services LLC (included as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).
10	.13†	Employment Agreement, dated July 21, 2009, among Bob A. Newport and Emdeon Business Services LLC (included as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).
10	.14†	Employment Agreement, dated July 7, 2009, among J. Philip Hardin and Emdeon Business Services LLC (included as Exhibit 10.14 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).
10	.15†	Employment Agreement, dated July 7, 2009, among Gary Stuart and Emdeon Business Services LLC (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).

Exhibit No.

10	.16†	Emdeon Inc. 2009 Equity Incentive Plan (included as Exhibit 10.17 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).
10.17		Sublease, dated December 31, 2000, among Willis North America Inc., as sublandlord, and Envoy Corporation, as subtenant (included as Exhibit 10.18 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).
10.18		First Amendment to the Willis Building Sub-Lease, dated June 8, 2006, among Willis North America Inc. and Envoy Corporation (included as Exhibit 10.19 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).
10.19		Donelson Corporate Centre Amended and Restated Office Lease Agreement, dated June 12, 2008, between Donelson Corporate Centre, Limited Partnership, as landlord, Envoy LLC, as tenant, and Emdeon Business Services LLC, as guarantor (included as Exhibit 10.20 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).
10.20		Agreement of Lease, dated June 26, 2006, between Level 3 Communications, LLC, as landlord, and Envoy Corporation, as tenant (included as Exhibit 10.21 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).
10.21		Lease Agreement, dated December 5, 1997, between BDM Properties, Kenneth A. MacLaren and Professional Office Services, Inc. (predecessor in interest to ExpressBill LLC) (included as Exhibit 10.22 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).
10.22		Amended and Restated Lease Agreement, dated December 15, 2009, between Solomon Airpark, LLC and Emdeon Business Services LLC (filed herewith).
10	.23†	Form of Common Stock Subscription and EBS Unit Vesting Agreement (included as Exhibit 10.24 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).
10	.24†	Form of Emdeon Inc. Non-Qualified Stock Option Agreement (included as Exhibit 10.25 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).
10	.25†	Form of Emdeon Inc. Restricted Share Unit Award Agreement (filed herewith).
10	.26†	Emdeon Management Bonus Program (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 12, 2010, and incorporated herein by reference).
10	.27†	Emdeon Inc. Employee Stock Purchase Plan (filed herewith).
10.28		Form of Indemnification Agreement (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).
21.1		Subsidiaries of the Registrant (filed herewith).
23.1		Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1		Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

†	Denotes a management contract or compensatory plan, contract or arrangement.