Form 10-Q
period 2010-03-31
Emdeon Inc.
filed 2010-05-07
CIK 1444598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission file number 001-34435

EMDEON INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5799664
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3055 Lebanon Pike, Suite 1000 Nashville, TN (Address of Principal Executive Offices)	37214 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 4, 2010

Class A common stock, $0.00001 par value	90,618,894
Class B common stock, $0.00001 par value	24,689,142

Emdeon Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Emdeon Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited and amounts in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$220,418	$211,999
Accounts receivable, net of allowance for doubtful accounts of $4,543 and $4,433 at March 31, 2010 and December 31, 2009, respectively	152,646	151,022
Deferred income tax assets	4,445	4,924
Prepaid expenses and other current assets	15,146	16,632

Total current assets	392,655	384,577
Property and equipment, net	175,231	152,091
Goodwill	730,819	703,027
Intangible assets, net	979,372	989,280
Other assets, net	1,380	1,451

Total assets	$2,279,457	$2,230,426

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,677	$9,910
Accrued expenses	81,956	72,493
Deferred revenues	12,167	12,153
Current portion of long-term debt	10,153	9,972

Total current liabilities	112,953	104,528
Long-term debt, excluding current portion	831,726	830,710
Deferred income tax liabilities	150,502	145,914
Tax receivable agreement obligations to related parties	140,704	142,044
Other long-term liabilities	50,725	27,361
Commitments and contingencies
Equity:
Preferred stock (par value, $0.00001), 25,000,000 shares authorized and 0 shares issued and outstanding	—	—
Class A common stock (par value, $0.00001), 400,000,000 shares authorized and 90,618,894 and 90,423,941 shares outstanding at March 31, 2010 and December 31, 2009, respectively	1	1
Class B common stock, exchangeable (par value, $0.00001), 52,000,000 shares authorized and 24,689,142 and 24,752,955 shares outstanding at March 31, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	736,838	730,941
Accumulated other comprehensive loss	(9,334)	(11,198)
Retained earnings	35,593	33,704

Emdeon Inc. equity	763,098	753,448
Noncontrolling interest	229,749	226,421

Total equity	992,847	979,869

Total liabilities and equity	$2,279,457	$2,230,426

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2010	2009
	(Unaudited and amounts in thousands, except share and
	per share amounts)

Revenue	$237,279	$219,885
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	143,986	134,739
Development and engineering	8,554	7,075
Sales, marketing, general and administrative	26,119	24,160
Depreciation and amortization	27,775	25,098

Operating income	30,845	28,813
Interest income	(3)	(21)
Interest expense	15,665	17,942
Other	290	—

Income before income tax provision	14,893	10,892
Income tax provision	10,630	7,602

Net income	4,263	3,290
Net income attributable to noncontrolling interest	2,374	2,072

Net income attributable to Emdeon Inc.	$1,889	$1,218

Net income per share Class A common stock:
Basic	$0.02	$0.02

Diluted	$0.02	$0.02

Weighted average common shares outstanding:
Basic	90,461,968	77,413,610

Diluted	90,468,057	77,413,610

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Equity

	Class A		Class B		Additional		Other	Non-
	Common Stock		Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Equity
	(Unaudited and amounts in thousands, except share amounts)

Balance at January 1, 2009	77,413,610	$1	22,586,390	$—	$670,702	$24,123	$(23,195)	$206,522	$878,153
Capital contribution from stockholders	—	—	—	—	158	—	—	—	158
Comprehensive income:
Net income	—	—	—	—	—	1,218	—	2,072	3,290
Change in the fair value of interest rate swap, net of taxes	—	—	—	—	—	—	535	156	691
Other comprehensive income amortization, net of taxes	—	—	—	—	—	—	1,334	389	1,723

Total comprehensive income									5,704

Balance at March 31, 2009	77,413,610	$1	22,586,390	$—	$670,860	$25,341	$(21,326)	$209,139	$884,015
Balance at January 1, 2010	90,423,941	$1	24,752,955	$—	$730,941	$33,704	$(11,198)	$226,421	$979,869
Equity based compensation expense	—	—	—	—	2,927	—	—	748	3,675
Exchange of units of EBS Master to Class A common stock, net of taxes	36,829	—	(36,829)	—	425	—	(4)	(339)	82
Cancellation of Class B common stock, net of taxes	—	—	(26,984)	—	127	—	(2)	(197)	(72)
Issuance of Class A common stock upon vesting of Restricted Stock Units, net of taxes	5,592	—	—	—	16	—		(11)	5
Issuance of Class A common stock in connection with acquisition, net of taxes	152,532	—	—	—	2,391	—	(4)	239	2,626
Tax receivable agreements with related parties, net of taxes	—	—	—	—	(89)	—	—	—	(89)
Settlement of liability related to IPO	—	—	—	—	100	—	—	—	100
Comprehensive income:
Net income	—	—	—	—	—	1,889	—	2,374	4,263
Changes in the fair value of interest rate swap, net of taxes	—	—	—	—	—	—	822	225	1,047
Foreign currency translation adjustment	—	—	—	—	—	—	58	18	76
Other comprehensive income amortization, net of taxes	—	—	—	—	—	—	994	271	1,265

Total comprehensive income									6,651

Balance at March 31, 2010	90,618,894	$1	24,689,142	$—	$736,838	$35,593	$(9,334)	$229,749	$992,847

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2010	2009
	(Unaudited and amounts in thousands)

Operating activities
Net income	$4,263	$3,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,775	25,098
Equity compensation expense	3,675	2,576
Deferred income tax expense	4,666	2,659
Amortization of debt discount and issuance costs	3,135	2,791
Amortization of discontinued cash flow hedge from other comprehensive loss	1,453	1,972
Other	571	104
Changes in operating assets and liabilities:
Accounts receivable	3,347	(1,216)
Prepaid expenses and other	1,646	6,531
Accounts payable	(2,434)	2,429
Accrued expenses and other liabilities	3,173	(5,915)
Deferred revenues	14	1,343
Tax receivable agreement obligations to related parties	(1,480)	—

Net cash provided by operating activities	49,804	41,662

Investing activities
Purchases of property and equipment	(12,949)	(7,055)
Payments for acquisitions, net of cash acquired	(26,444)	—

Net cash used in investing activities	(39,393)	(7,055)

Financing activities
Debt principal payments	(1,888)	(17,888)
Payments on revolver	—	(10,000)
Other	(104)	158

Net cash used in financing activities	(1,992)	(27,730)

Net increase in cash and cash equivalents	8,419	6,877
Cash and cash equivalents at beginning of period	211,999	71,478

Cash and cash equivalents at end of period	$220,418	$78,355

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)

1.	Nature of Business and Organization

Nature of Business

Emdeon Inc. (the “Company”), through its subsidiaries and affiliates, is a provider of revenue and payment cycle management solutions, connecting payers, providers and patients of the U.S. healthcare system. The Company’s product and service offerings integrate and automate key business and administrative functions for healthcare payers and healthcare providers throughout the patient encounter, including pre-care patient eligibility and benefits verification, clinical exchange capabilities, claims management and adjudication, payment distribution, payment posting and denial management, and patient billing and payment processing.

Organization

Prior to November 2006, the group of companies that comprised Emdeon Business Services (“EBS”) were owned by HLTH Corporation (“HLTH”). EBS Master LLC (“EBS Master”) was formed by HLTH to act as a holding company for EBS. EBS Master, through its 100% owned subsidiary, Emdeon Business Services LLC (“EBS LLC”), owns EBS.

In September 2006, EBS Acquisition LLC (“EBS Acquisition”) was formed as a Delaware limited liability company by affiliates of General Atlantic LLC (“General Atlantic”). On November 16, 2006, pursuant to the terms of an Amended and Restated Agreement and Plan of Merger, dated as of November 15, 2006, among HLTH and certain of its subsidiaries (including EBS Master) and EBS Acquisition and two of its subsidiaries, a subsidiary of EBS Acquisition merged into a subsidiary of HLTH. As a result of the merger, EBS Acquisition acquired a 52% interest in EBS Master, and HLTH received approximately $1.2 billion in cash and retained a 48% interest in EBS Master. The transactions through which EBS Acquisition acquired a 52% interest in EBS Master are referred to herein as the “2006 Transaction.” The 2006 Transaction was financed with $925,000 in bank debt and an equity investment of approximately $320,000 by EBS Acquisition. As the 2006 Transaction was deemed to be a highly leveraged transaction, the 2006 Transaction was accounted for in accordance with Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions, and 52% of the net assets of EBS Master were stepped up to fair market value.

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

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

Effective August 11, 2009, the Company priced its initial public offering of Class A common stock (the “IPO”).

2.	Basis of Presentation and Summary of Significant New Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. All material intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, an update to FASB ASC Revenue Recognition Topic, which amends existing accounting standards for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, the update establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor-specific objective evidence nor third-party evidence is available for that deliverable. The update is to be applied prospectively for revenue arrangements entered into or materially modified after January 1, 2011 in the case of the Company. The Company is currently evaluating the impact, if any that the pending adoption of the update will have on the Company’s consolidated financial statements.

On January 1, 2010, the Company adopted the clarification and additional disclosure provisions of FASB Accounting Standards Update No. 2010-06, an update to FASB ASC Fair Value Measurements and Disclosures

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

Topic. This update clarifies that companies must provide fair value measurement disclosures for each class of assets and liabilities and expands the requirements to include disclosure of amounts and reasons for transfers among different levels within the fair value hierarchy and information within a reconciliation about purchases, sales, issuances and settlements on a gross basis. The adoption of the clarification and additional disclosure provisions of this update had no material impact on the Company’s consolidated financial statements for the quarter ended March 31, 2010. The disclosures required by this update are presented within Note 8 to the unaudited condensed consolidated financial statements. The remaining provisions become effective in the fiscal period beginning after December 31, 2010 (January 1, 2011 in the case of the Company). The Company is currently evaluating the impact, if any, that the pending adoption of the remaining provisions of the update will have on the Company’s disclosures in its consolidated financial statements.

3.	Concentration of Credit Risk

The Company’s revenue is primarily generated in the United States. Changes in economic conditions, government regulations or demographic trends, among other matters, in the United States could adversely affect the Company’s revenue and results of operations.

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

2010 Acquisitions

FVTech Acquisition

On January 26, 2010, the Company acquired all of the voting interest of FutureVision Investment Group, L.L.C. and substantially all of the assets of two related companies, FVTech, Inc. and FVTech Arizona, Inc. (collectively, “FVTech”). FVTech is a provider of outsourced services specializing in electronic data conversion and

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

information management solutions. This acquisition will allow the Company the ability to electronically process virtually all patient and third party healthcare payments regardless of the format in which payments are submitted.

The Company has preliminarily valued the total consideration transferred at $34,973, which consisted of $20,005 cash at closing, estimated contingent consideration of $14,910 and an estimated working capital settlement of $58. The contingent consideration arrangement requires the Company to pay additional consideration ranging from $0 to $40,000 based upon the financial performance of the acquired business for the two and three year periods following the acquisition. The Company has preliminarily valued the contingent consideration at the acquisition date, using a probability-weighted discounted cash flow model, at $14,910. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in applying the income approach are as follows: 11.6% discount rate and a probability adjusted FVTech performance measure during the earnout period of between approximately $1,500 and $27,000. As of March 31, 2010, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of FVTech, although the recognized amount increased to $15,200 as a result of the passage of time and the resulting reduced impact of discounting.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The preliminary values of the assets acquired and liabilities assumed (and resulting provisional goodwill) are subject to change based on the outcome of a working capital settlement (expected to occur later in 2010).

Cash	$372
Accounts receivable	1,730
Other current assets	36
Property and equipment	18,423
Other assets	29
Identifiable intangible assets:
Customer contracts (16-year weighted average useful life)	560
Tradename (3-year weighted average useful life)	160
Goodwill (Provisional)	14,878
Accounts payable	(361)
Accrued expenses	(548)
Other long-term liabilities	(306)

Total consideration transferred	$34,973

Acquisition costs reflected within sales, marketing, general and administrative expenses in the three months ended March 31, 2010	$128

As of the acquisition date, FVTech had gross contractual accounts receivable of $1,774, of which approximately $44 is not expected to be collected.

The provisional goodwill recorded in the FVTech acquisition was assigned to the Company’s payer services and provider services segments based on revenue effects the acquisition is expected to have on each respective segment. The provisional goodwill recognized is attributable to expected synergies and the assembled workforce of FVTech. All of the goodwill attributable to the FVTech acquisition is expected to be deductible for income tax purposes.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

As a result of the integration of the operations of FVTech into the Company’s operations, disclosure of revenue and earnings included in the accompanying statement of operations since the acquisition date is not practical.

Healthcare Technology Management Services Acquisition

On March 24, 2010 the Company acquired Healthcare Technology Management Services, Inc. (“HTMS”), a management consulting company focused primarily on the healthcare payer market. This acquisition will allow the Company to assist payers in evaluating their existing technology strategies, systems and technologies in order to help its customers implement effective solutions. Under the terms of the purchase agreement, the purchase price consisted of $8,500 (before the payment of HTMS obligations by the Company at closing of $659), Class A common stock valued under the terms of the purchase agreement at $2,500 and contingent payments of $0 to $14,000.

The Company has preliminarily valued the total consideration transferred at $19,859, which consisted of (i) $7,841 in cash and 152,532 shares of Class A common stock (fair value of $2,532) paid at closing, (ii) estimated contingent consideration of $9,060 and (iii) an estimated working capital settlement of $426. The contingent consideration arrangement requires the Company to pay, to the extent a financial performance target is achieved, additional specified amounts in cash related to each of the calendar years 2010, 2011 and 2012. The Company has preliminarily valued the contingent consideration at the acquisition date, using a probability-weighted discounted cash flow model, at $9,060. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in applying the income approach are as follows: 20.5% discount rate and a probability of achieving the specified financial target of 80%, 90%, and 90% for each of the calendar years 2010, 2011 and 2012, respectively. As of March 31, 2010, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of HTMS.

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

Cash	$1,029
Accounts receivable	3,241
Identifiable intangible assets:
Tradename (3-year weighted average useful life)	200
Noncompetition agreements (5-year weighted average useful life)	4,050
Backlog (1-year weighted average useful life)	1,530
Goodwill (Provisional)	12,662
Accounts payable	(1,771)
Accrued expenses	(978)
Current maturities of long-term debt	(104)

Total consideration transferred	$19,859

Acquisition costs reflected within sales, marketing, general and administrative expenses in the three months ended March 31, 2010	$181

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

As of the acquisition date, HTMS had gross contractual accounts receivable of $3,286, of which approximately $45 is not expected to be collected.

The provisional goodwill recorded in the HTMS acquisition was assigned to the Company’s payer services segment. The provisional goodwill recognized is attributable to expected synergies and the assembled workforce of HTMS. The Company has not yet determined the amount of goodwill that will be deductible for income tax purposes.

The Company has not separately disclosed revenue and net income recognized in its accompanying unaudited condensed consolidated statement of operations related to the HTMS acquisition as the impact to the operations of the Company was insignificant for the period due to the timing of the acquisition.

5.	Goodwill and Intangible Assets

Goodwill activity during the three months ended March 31, 2010 was as follows:

	Payer	Provider	Pharmacy	Total

Balance at December 31, 2009	$303,650	$315,647	$83,730	$703,027
Acquisitions	19,060	8,480	—	27,540
Other	—	—	252	252

Balance at March 31, 2010	$322,710	$324,127	$83,982	$730,819

Intangible assets subject to amortization as of March 31, 2010 consist of the following:

		Gross
	Weighted Average	Carrying	Accumulated
	Remaining Life	Amount	Amortization	Net

Customer relationships	15.7	$966,083	$(135,446)	$830,637
Trade names	17.7	117,908	(15,991)	101,917
Data sublicense agreement	7.9	43,259	(2,588)	40,671
Non-compete agreements	4.7	15,546	(10,929)	4,617
Backlog	1.0	1,530	—	1,530

Total		$1,144,326	$(164,954)	$979,372

Amortization expense was $16,408 and $15,206 for the three months ended March 31, 2010 and 2009, respectively. Aggregate future amortization expense for intangible assets is estimated to be:

2010 (remainder)	$49,772
2011	65,104
2012	64,750
2013	64,547
2014	64,496
Thereafter	670,703

$979,372

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

6.	Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2010	2009

Credit Facilities
$755 million First Lien Term Loan facility, expiring on November 16, 2013, bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (total rate 2.30% and 2.26%) and net of unamortized discount of $35,759 and $38,105 at March 31, 2010 and December 31, 2009, respectively (effective interest rate of 3.89% at March 31, 2010)	648,704	648,245
$170 million Second Lien Term Loan facility, expiring on May 16, 2014, bearing interest at a variable base rate (LIBOR) plus a spread rate (total rate 5.30% and 5.26%) and net of unamortized discount of $14,431 and $15,169 at March 31, 2010 and December 31, 2009, respectively (effective interest rate of 7.71% at March 31, 2010)	155,569	154,831
Obligation under data sublicense agreement	37,606	37,606
Less current portion	(10,153)	(9,972)

Long-term debt	$831,726	$830,710

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

The Revolver expires November 2012 and provides for revolving loans not to exceed $50,000, of which $12,000 may be used for letters of credit in support of payment obligations of the Company. As of March 31, 2010, the Company had no borrowings outstanding, undrawn letters of credit totaling $4,250 and $45,750 available for future borrowings under the Revolver. The Company pays a quarterly commitment fee on the unused portion of the Revolver that fluctuates, based upon certain leverage ratios, between 0.375% and 0.5% per annum.

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

The Second Lien Term Loan is subordinate to the First Lien Term Loan and matures in May 2014.

The credit agreements require EBS LLC to maintain certain financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio. The credit agreements also impose restrictions related to capital expenditures, investments, additional debt or liens, asset sales, transactions with affiliates and equity interests, among other items. Additionally, the credit agreements include restrictions on the payment of dividends or distributions (other

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

than to fund income tax liabilities) to or advances or loans to parties that are not party to the credit agreements. In the case of dividends, the credit agreements generally limit payments to non-loan parties (including the Company) with such limitations increasing based on achievement of certain leverage ratios. Transactions with affiliates are limited to those which are approved by a majority of the non-interested members of the EBS LLC board of directors and whose terms are no less favorable than those available to an unrelated person. Substantially all of the Company’s net assets are subject to the restrictions of these credit agreements. EBS LLC believes it was in compliance with all debt covenants at March 31, 2010. This debt is secured by substantially all of the assets of EBS LLC.

Obligation Under Data Sublicense Agreement

On October 1, 2009, the Company acquired certain additional rights to specified uses of its data from HLTH in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to HLTH pursuant to an Amended and Restated Data License Agreement in connection with the 2008 Transaction. The Company has recorded an amortizable intangible asset and a corresponding obligation related to this agreement. Additionally, the Company has an option exercisable on or before April 30, 2010, with an effective date of between April 1, 2010 and September 30, 2011 as elected by the Company, to acquire additional data rights. The Company exercised this option in April 2010 (see Note 18).

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

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
		March 31,	December 31,
	Balance Sheet Location	2010	2009

Derivatives designated as hedging instruments:
Interest rate swap	Other long-term liabilities	$(20,135)	$(21,337)

Cash Flow Hedging Relationships

In December 2006, the Company entered into an interest rate swap agreement, which matures in December 2011, to reduce the variability of interest payments associated with its total long-term debt. The notional amount of the swap was $354,256 and $355,200 as of March 31, 2010 and December 31, 2009, respectively. Changes in the cash flows of the interest rate swap are intended to offset the changes in cash flows attributable to fluctuations in the three month variable base rates underlying the Company’s long-term debt obligations. As of March 31, 2010,

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

$14,676 of net losses associated with the existing cash flow hedge, which have been recorded within accumulated other comprehensive income, are expected to be reclassified to interest expense within the next twelve months.

The 2008 Transaction represented a redesignation event. As the Company’s interest rate swap did not meet all the criteria for hedge accounting at that time, changes in the fair value subsequent to the 2008 Transaction but prior to its redesignation as a cash flow hedge on September 30, 2008 were recorded within interest expense during the period from February 8, 2008 to September 30, 2008. Additionally, the amortization of the amounts reflected in other comprehensive income at the date of the 2008 Transaction related to the discontinued cash flow hedge are and continue to be reflected within interest expense in the unaudited condensed consolidated statement of operations. Amortization of amounts included in other comprehensive income related to the discontinued original hedge is expected to total approximately $5,400 over the next twelve months.

The effect of the derivative instrument on the unaudited condensed consolidated statements of operations for the three month periods ended March 31, 2010 and 2009, respectively, is summarized in the following table:

	For the Three Months Ended March 31,
	2010	2009

Derivatives in Cash Flow Hedging Relationships
Gain/(loss) related to effective portion of derivative recognized in other comprehensive loss	$1,202	$790

Gain/(loss) related to effective portion of derivative reclassified from accumulated other comprehensive loss to interest expense	$5,620	$6,174

Gain/(loss) related to ineffective portion of derivative recognized in interest expense	$—	$—

8.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist principally of the Company’s derivative financial instrument and contingent consideration associated with business combinations. The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Quoted in		Significant
		Markets	Significant Other	Unobservable
	Balance at	Identical	Observable Inputs	Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)

Interest Rate Swap	$(20,135)	$—	$(20,135)	$—

Contingent Consideration Obligations:
FVTech	(15,200)	—	—	(15,200)
HTMS	(9,060)	—	—	(9,060)

	$(24,260)	$—	$—	$(24,260)

Total	$(44,395)	$—	$(20,135)	$(24,260)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and by its counterparties. However, as of March 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The valuation of the Company’s contingent consideration obligations is determined using a probability weighted discounted cash flow method. This analysis reflects the contractual terms of the purchase agreements (e.g. minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate.

The table below presents a reconciliation of the fair value of our liabilities that use significant unobservable inputs (Level 3).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Contingent Consideration
	FVTech	HTMS
	Acquisition	Acquisition	Total

Balance at January 1, 2010	$—	$—	$—
Issuances	(14,910)	(9,060)	(23,970)
Total changes included in other income (loss)	(290)	—	(290)

Balance at March 31, 2010	$(15,200)	$(9,060)	$(24,260)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the estimated fair value of financial instruments held by the Company as of March 31, 2010 were:

	Amount	Fair Value

Cash and cash equivalents	$220,418	$220,418
Accounts receivable	$152,646	$152,646
Long-term debt (credit facilities)	$804,273	$838,351

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

Common Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 400,000,000 shares of Class A common stock and 52,000,000 shares of Class B common stock, each with a par value of $0.00001. The Class A common stock and Class B common stock each provide holders with one vote on all matters submitted to a vote of stockholders; however, the holders of Class B common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to the holders of the Class A common stock. Shares of Class B common stock, together with the corresponding EBS Units, may be exchanged with the Company for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. All shares of Class A common stock and Class B common stock generally vote together, as a single class, on all matters submitted to a vote of the Company’s stockholders.

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

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

Noncontrolling Interests

The Company has executed transactions that both increased and decreased its ownership interest in EBS Master. These changes are summarized in the following table:

	Three Months Ended
	March 31,
	2010	2009

Net income attributable to Emdeon Inc.	$1,889	$1,218

Transfers from the noncontrolling interest:
Increase in Emdeon Inc. paid-in capital for issuance of 152,532 EBS Units in connection with the acquisition of HTMS	2,391	—
Increase in Emdeon Inc. paid-in capital for issuance of 5,592 EBS Units in connection with vesting of restricted Class A common stock units of Emdeon Inc.	16	—
Increase in Emdeon Inc. paid-in capital for exchange of 36,829 EBS Units to Class A common stock of Emdeon Inc.	425	—
Increase in Emdeon Inc. paid-in capital for cancellation of 26,984 EBS Units	127	—

Net transfers from noncontrolling interest	2,959	—

Change from net income attributable to Emdeon Inc. and transfers from noncontrolling interest	$4,848	$1,218

11.	Equity-Based Compensation Plans

During the three months ended March 31, 2010, the Company issued 264,450 restricted Class A common stock units and 1,362,200 options to purchase Class A common stock to certain of the Company’s employees with an aggregate grant date fair value of $14,836. These restricted Class A common stock units and options to purchase Class A common stock generally vest ratably over a four-year vesting period.

During the three months ended March 31, 2010 and 2009, the Company recognized equity-based compensation expense of $3,675 and $2,576, respectively.

12.	Income Taxes

Income taxes for the three months ended March 31, 2010 and 2009 amounted to an expense of $10,630 and $7,602, respectively. The Company’s effective tax rate was 71.4% for the three months ended March 31, 2010 compared with 69.8% during the same period in 2009. The Company’s effective tax rate is affected by deferred tax

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

expense resulting from differences between the book and income tax basis of its investment in EBS Master, as well by changes in the Company’s valuation allowances. The Company has recorded a valuation allowance against $295,756 of state net operating losses and $7,931 of capital losses as of March 31, 2010. Changes in these valuation allowance resulted in $4,363 of additional income tax expense for the three months ended March 31, 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized benefit January 1, 2010	$5,982
Increase in three months ended March 31, 2010	668

Unrecognized benefit March 31, 2010	$6,650

The Company increased its liability for uncertain tax positions by $668 during the three months ended March 31, 2010 which was primarily related to state net operating losses (recorded as an adjustment to the valuation allowance), that if recognized, would affect the effective income tax rate.

The Company does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

The Company recognizes interest income and expense (if any) related to income taxes as a component of income tax expense.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company’s U.S. federal and state income tax returns for the tax years 2006 and beyond remain subject to examination by the Internal Revenue Service. With respect to state and local jurisdictions and countries outside of the United States, the Company and its subsidiaries are typically subject to examination for a number of years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for in the accompanying unaudited condensed consolidated financial statements for any adjustments that may be incurred due to state, local or foreign audits.

13.	Tax Receivable Agreement Obligation to Related Parties

In connection with the IPO, the Company entered into tax receivable agreements which obligate the Company to make payments to certain parties affiliated with General Atlantic, H&F and former EBS Master Grant Unit holders generally equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from the 2006 Transaction, the 2008 Transaction and the former EBS Master Grant Unit holders’ exchange of EBS Units for cash or shares of Class A common stock. The Company will retain the benefit of the remaining 15% of these tax savings.

All future exchanges of EBS Units for cash or shares of Class A common stock related to the affiliates of General Atlantic, H&F and the former EBS Master Grant Unit holders who are parties to the tax receivable agreements are expected to result in an additional tax receivable obligation for the Company with a corresponding offset to the Company’s additional paid in capital account. Subsequent adjustments of the tax receivable obligations due to certain events (e.g. realization of net operating losses, tax rate changes or the timing of cash settlement obligations) are expected to result in a corresponding adjustment of the Company’s net income. As a result of a

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

change in the Company’s income tax rate during the period, the Company recognized a change in estimate related to this obligation of approximately $1,480 (increase to pretax income) for the three months ended March 31, 2010.

14.	Net Income Per Share

The following tables sets forth the computation of basic and diluted net income per share of Class A common stock:

	Three Months Ended March 31,
	2010	2009

Basic net income per share:
Numerator:
Net income attributable to Emdeon Inc.	$1,889	$1,218
Denominator:
Weighted average common shares outstanding	90,461,968	77,413,610

Basic net income per share	$0.02	$0.02

Diluted net income per share:
Numerator:
Net income attributable to Emdeon Inc.		$1,218
Net loss excluding EBS Master	$(6,728)
Weighted average effect of dilutive securities
Add:
Emdeon Inc. allocation of EBS Master net income	8,681

	$1,953	$1,218
Denominator:
Number of shares used in basic computation	90,461,968	77,413,610
Weighted average effect of dilutive securities
Add:
Restricted Class A common stock units	6,089	—

	90,468,057	77,413,610

Diluted net income per share	$0.02	$0.02

Due to their antidilutive effect, the following securities have been excluded from diluted net income per share for the respective periods:

	Three Months Ended March 31,
	2010	2009

Class B common stock	23,398,027	22,586,390
Options to purchase Class A common stock	4,892,809	—

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

15.	Loss on Abandonment of Leased Properties

During 2009, the Company ceased use of certain properties in Jessup, Maryland and Largo, Florida. During 2008, the Company ceased use of property subject to operating leases in Nashville, Tennessee and Scottsdale, Arizona.

The following table summarizes the activity related to these contract termination costs for three months ended March 31, 2010:

Balance at December 31, 2009	$2,170
Costs incurred	(109)
Costs paid or otherwise settled	(408)

Balance at March 31, 2010	$1,653

The estimate of the original loss, as well as all subsequent amortization associated with the abandonment of these operating leases, is classified within sales, general and administrative expense in the accompanying unaudited condensed consolidated statement of operations. As of March 31, 2010, the Company had incurred cumulative costs associated with the abandonment of these operating leases of $4,646.

16.	Segment Reporting

Management views the Company’s operating results in three reportable segments: (a) payer services, (b) provider services and (c) pharmacy services. Listed below are the results of operations for each of the reportable segments. This information is reflected in the manner utilized by management to make operating decisions, assess performance and allocate resources. Segment assets are not presented to management for purposes of operational decision making, and therefore are not included in the accompanying tables. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to the Company’s 2009 audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009.

Payer Services Segment

The payer services segment provides claims management and payment distribution products and services to healthcare payers, both directly and through the Company’s channel partners, that simplify the administration of healthcare related to insurance eligibility and benefit verification, claims filing, payment integrity and claims and payment distribution. Additionally, the payer services segment provides management consulting services primarily to healthcare payers.

Provider Services Segment

The provider services segment provides revenue cycle management solutions, patient billing and payment services and clinical exchange capabilities to healthcare providers, both directly and through the Company’s channel partners, that simplify the providers’ revenue cycle, reduce related costs and improve cash flow.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

Pharmacy Services Segment

The pharmacy services segment provides electronic prescribing services and other electronic solutions to pharmacies, pharmacy benefit management companies and government agencies related to prescription benefit claim filing, adjudication and management.

Other

Inter-segment revenue and expenses primarily represent claims management and patient statement services provided between segments.

Corporate and eliminations includes personnel and other costs associated with the Company’s management, administrative and other corporate services functions and eliminations to remove inter-segment revenues and expenses.

The revenue and total segment contribution for the reportable segments are as follows:

For the Three Months Ended March 31, 2010

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated

Revenue from external customers
Claims management	$45,476	$—	$—	$—	$45,476
Payment services	56,820	—	—	—	56,820
Patient statements	—	66,676	—	—	66,676
Revenue cycle management	—	40,674	—	—	40,674
Dental	—	7,937	—	—	7,937
Pharmacy services	—	—	19,696	—	19,696
Inter-segment revenues	873	87	—	(960)	—

Net revenue	103,169	115,374	19,696	(960)	237,279
Costs and expenses:
Cost of operations	66,817	71,372	6,725	(928)	143,986
Development and engineering	3,015	3,824	1,715	—	8,554
Sales, marketing, general and administrative	6,873	6,816	1,558	10,872	26,119

Segment contribution	$26,464	$33,362	$9,698	$(10,904)	58,620

Depreciation and amortization					27,775
Interest income					(3)
Interest expense					15,665
Other loss					290

Income before income tax provision					$14,893

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

For the Three Months Ended March 31, 2009

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated

Revenue to external customers
Claims management	$45,112	$—	$—	$—	$45,112
Payment services	50,346	—	—	—	50,346
Patient statements	—	68,672	—	—	68,672
Revenue cycle management	—	37,746	—	—	37,746
Dental	—	7,760	—	—	7,760
Pharmacy services	—	—	10,249	—	10,249
Inter-segment revenue	70	464	—	(534)	—

Net revenue	95,528	114,642	10,249	(534)	219,885
Costs and expenses:
Cost of operations	59,876	73,434	1,849	(420)	134,739
Development and engineering	2,632	3,422	1,021	—	7,075
Sales, marketing, general and administrative	5,854	7,492	978	9,836	24,160

Segment contribution	$27,166	$30,294	$6,401	$(9,950)	53,911

Depreciation and amortization					25,098
Interest income					(21)
Interest expense					17,942

Income before income tax provision					$10,892

17.	Accumulated Other Comprehensive (Loss) Income

The following is a summary of the accumulated other comprehensive (loss) income balances, net of taxes and noncontrolling interest, as of and for the three months ended March 31, 2010.

	Foreign	Net Losses		Accumulated
	Currency	on Cash Flow	Discontinued	Other
	Translation	Hedging	Cash Flow	Comprehensive
	Adjustment	Derivatives	Hedge	Income

Balance at December 31, 2009	$(32)	$(4,439)	$(6,727)	$(11,198)
Change associated with foreign currency translation	58	—	—	58
Change associated with current period hedging	—	(3,350)	—	(3,350)
Reclassification into earnings	—	4,168	988	5,156

Balance at March 31, 2010	$26	$(3,621)	$(5,739)	$(9,334)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

18.	Subsequent Event

In April 2010, the Company exercised its option (with a specified effective date of May 1, 2010) to acquire certain additional rights to specified uses of its data from HLTH. The Company expects to record an additional amortizable intangible asset with an estimated life of approximately eight years and an obligation of approximately $6,300 based on the present value of the scheduled annual payments through 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”), together with the risk factors contained in the section titled “Risk Factors” Part II, Item 1A of this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2009 (“Form 10-K”) on file with the Securities and Exchange Commission (the “SEC”).

Unless stated otherwise or the context otherwise requires, references in this Quarterly Report to “we,” “us,” “our,” “Emdeon” and the “Company” refer to Emdeon Inc. and its subsidiaries.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read this Quarterly Report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. For further information about these and other factors that could affect our future results, please see the risk factors contained in the section titled “Risk Factors” Part II, Item 1A of this Quarterly Report and in our Form 10-K.

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

Overview

We are a leading provider of revenue and payment cycle management solutions, connecting payers, providers and patients in the U.S. healthcare system. Our product and service offerings integrate and automate key business and administrative functions of our payer and provider customers throughout the patient encounter, including pre-care patient eligibility and benefits verification, clinical exchange capabilities, claims management and adjudication, payment integrity, payment distribution, payment posting and denial management, patient billing and payment processing. Our customers are able to improve efficiency, reduce costs, increase cash flow and more efficiently manage the complex revenue and payment cycle process by using our comprehensive suite of products and services.

We deliver our solutions and operate our business in three business segments: (i) payer services, which provides solutions to commercial insurance companies, third party administrators and governmental payers; (ii) provider services, which provides services to hospitals, physicians, dentists and other healthcare providers, such as labs and home healthcare providers; and (iii) pharmacy services, which provides services to pharmacies, pharmacy benefit management companies and other payers. Through our payer services segment, we provide payment cycle solutions, both directly and through our network of companies with which we have contracted, including healthcare information system vendors, such as physician practice management system, hospital information system, payer administration system and electronic medical record vendors (“channel partners”), to market and sell some of our products and services that simplify the administration of healthcare related to insurance eligibility and benefit verification, claims filing, payment integrity and claims and payment distribution. Additionally, we provide management consulting services through our payer services segment. Through our provider services segment, we provide revenue cycle management solutions, patient billing and payment services and clinical exchange capabilities, both directly and through our channel partners, that simplify providers’ revenue cycle, reduce related costs and improve cash flow. Through our pharmacy services segment, we provide electronic prescribing services and other electronic solutions to pharmacies, pharmacy benefit management companies and government agencies related to prescription benefit claim filing, adjudication and management.

There are a number of company-specific initiatives and industry trends that may affect our transaction volumes, revenues, cost of operations and margins. As part of our strategy, we encourage our customers to migrate from paper-based claim, patient statement, payment and other transaction processing to electronic, automated processing in order to improve efficiency. Our business is aligned with our customers to support this transition, and as they migrate from paper-based transaction processing to electronic processing, even though our revenues for an applicable customer generally will decline, our margins and profitability will typically increase. For example, because the cost of postage is included in our revenues for patient statement and payment distribution services (which is then also deducted as a cost of operations), when our customers transition to electronic processing, our revenues and costs of operations are expected to decrease as we will no longer incur or be required to charge for postage. As another example, as our payer customers migrate to exclusive eligibility and benefits verification and/or claims management services agreements with us, which we refer to as Managed Gateway Agreements (“MGAs”), our electronic transaction volume usually increases while the rebates we pay and the per transaction rate we charge under these agreements is typically reduced.

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

In addition to our internal development efforts, we actively evaluate opportunities to improve and expand our solutions through strategic acquisitions. Our acquisition strategy focuses on identifying acquisitions that improve and streamline the healthcare revenue and payment cycle. We believe our broad customer footprint allows us to deploy acquired products and services into our installed base, which, in turn, can help to accelerate growth of our acquired businesses. We also believe our management team’s ability to identify acquisition opportunities that are complementary and synergistic to our business and to integrate them into our existing operations with minimal disruption, will continue to play an important role in the expansion of our business and in our growth. Our success in acquiring and integrating acquired businesses into our existing operations, the associated costs of such acquisitions, including integration costs, and the operating characteristics of the acquired businesses also may impact our results of operations and margins.

We also expect to continue to be affected by general economic, regulatory and demographic factors affecting the health care industry. For several years, there has been pricing pressure in our industry, which has led (and is expected to continue to lead) to reduced prices for the same services. We have sought in the past and will continue to seek to mitigate pricing pressure by (i) providing additional value-added products and services, (ii) increasing the volume of services we provide and (iii) managing our costs. In addition, significant changes in regulatory schemes, such as the updated Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) Version 5010 standard electronic transaction code set requirements for ICD-10, American Recovery and Reinvestment Act of 2009 (“ARRA”), Patient Protection and Affordable Care Act (as amended by the Health Care and Education Reconciliation Act of 2010) (the “PPACA”) and other federal healthcare policy initiatives could impact our customers’ healthcare activities. Demographic trends affecting the healthcare industry, such as population growth and aging or higher unemployment rates as a result of the recent economic downturn, also could affect the frequency and nature of our customers’ healthcare transactional activity. The impact of such changes could impact our revenues, cost of operations and infrastructure expenses and thereby affect our results of operations and the way we operate our business. For example, an increase in the U.S. population, if such increase is accompanied by an increase in the U.S. population that has health benefits, or the aging of the U.S. population, which requires an overall increased need for healthcare services, may result in an increase in our transaction volumes which, in turn, may increase our revenues and costs of operations. Alternatively, a general economic downturn which reduces the number of discretionary health procedures by patients or a persistent high unemployment rate, if such unemployment rate is accompanied by a decrease in the U.S. population that has health benefits, may result in a decrease in our transaction volumes, which, in turn, may decrease our revenues and cost of operations.

In March 2010, the President signed PPACA into law. PPACA will change how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced Medicare program spending and insurance market reforms. By January 2014, PPACA requires states to expand Medicaid coverage significantly, requires states to establish health insurance exchanges to facilitate the purchase of health insurance by individuals and small employers and provides subsidies to states to create non-Medicaid plans for certain low-income residents. Effective in 2014, PPACA imposes penalties on individuals who do not obtain health insurance and employers that do not provide health insurance to their employees. PPACA also sets forth several health insurance market reforms, including increased dependent coverage, prohibitions on excluding individuals based on pre-existing conditions and mandated minimum medical loss ratios for health plans. In addition, PPACA provides for significant new taxes, including an industry user tax paid by health insurance companies beginning in 2014, as well as an excise tax on health insurers and employers offering high cost health coverage plans. PPACA also imposes significant Medicare Advantage funding cuts and material reductions to Medicare and Medicaid program spending. PPACA provides for additional resources to combat healthcare fraud, waste and abuse and also requires the Department of Health & Human Services (“HHS”) to adopt standards for electronic transactions in addition to those required under HIPAA and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

In addition to federal reform, several states are considering, or may consider, legislative proposals that could affect our business or our customers. Because of the many variables involved, including PPACA’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation, and possible amendment or repeal, we are unable to predict all of the ways in which PPACA could impact us. See “Risk Factors” Part II, Item 1A of this Quarterly Report. While many of the provisions of PPACA will not be directly applicable to us, PPACA will affect the business of our payer, provider and pharmacy customers and will also affect the Medicaid programs of the states with which we have contracts. Because it is too early to fully understand the impacts of the legislation on our business or on the business of our customers, we are currently unable to predict with any reasonable certainty or otherwise quantify the likely impact of PPACA on our business model, financial condition or result of operations.

Organizational Structure

The Company is a Delaware corporation. A brief history of our organizational structure is as follows:

•	Prior to November 2006, the group of companies that comprised Emdeon Business Services (“EBS”) was owned by HLTH Corporation (“HLTH”). EBS Master LLC (“EBS Master”) was formed by HLTH to act as a holding company for EBS. EBS Master, through its 100% owned subsidiary, Emdeon Business Services LLC (“EBS LLC”), owns EBS.

•	In September 2006, we were formed by General Atlantic LLC (“General Atlantic”) as a Delaware limited liability company for the purpose of making an investment in EBS Master. In November 2006, we acquired a 52% interest in EBS Master from HLTH (the “2006 Transaction”). HLTH retained a 48% interest in EBS Master upon closing of the 2006 Transaction.

•	In February 2008, HLTH sold its remaining 48% interest in EBS Master (the “2008 Transaction”) to affiliates of General Atlantic and Hellman & Friedman LLC (“H&F”). As a result, following the 2008 Transaction, EBS Master was owned 65.77% by affiliates of General Atlantic (including us) and 34.23% by affiliates of H&F. General Atlantic and H&F are sometimes referred to herein as the “Principal Equityholders.”

•	In connection with our initial public offering (“IPO”), we were converted into a Delaware corporation and changed our name to Emdeon Inc. in September 2008 and completed a corporate restructuring on August 5, 2009 (collectively, the “reorganization transactions”).

•	On August 11, 2009, we priced the IPO of our Class A common stock and began trading on the New York Stock Exchange (“NYSE”) under the symbol “EM”.

Recent Developments

In January 2010, we acquired Future Vision Investment Group L.L.C. and the assets of two related companies (collectively, “FVTech”), a provider of outsourced services specializing in electronic data conversion and information management solutions, for consideration of $20.0 million in cash at closing, and additional contingent payments of $0.0 to $40.0 million in cash based upon the financial performance of the acquired business for the two and three year periods following the closing. This acquisition will allow us to electronically process virtually all patient and third party healthcare payments regardless of the format in which the payments are submitted.

In March 2010, we acquired Healthcare Technology Management Services (“HTMS”), a management consulting company focused primarily on the healthcare payer market. Under the terms of the purchase agreement, the purchase price consisted of $8.5 million (before the payment of HTMS obligations by us at closing of approximately $0.7 million), 152,532 shares of our Class A common stock and contingent payments of $0.0 to $14.0 million in cash based upon the financial performance of the acquired business for the calendar years 2010, 2011 and 2012. This acquisition will allow us to assist payers in evaluating their existing information technology strategies, systems and technologies in order to help our customers implement effective solutions.

In April 2010, we exercised our option (with a specified effective date of May 1, 2010) to acquire certain additional rights to specified uses of its data from HLTH. The Company expects to record an additional amortizable intangible asset with an estimated life of approximately eight years and an obligation of approximately $6.3 million based on the present value of the scheduled annual payments through 2018.

Our Revenues and Expenses

We generate virtually all of our revenue by providing products and services that automate and simplify business and administrative functions for payers and providers, generally on either a per transaction, per document, per communication or per member per month basis; or, in some cases, on a monthly flat-fee basis. For certain services, we may charge an implementation fee in conjunction with related setup and connection to our network and other systems. We also receive software license fees and software and hardware maintenance fees, primarily from payers who license our systems for converting paper claims into electronic ones, and occasionally, sell additional software and hardware products to such payers. Additionally, we receive management consulting services fees on an hourly, and in some instances, project basis through our payer services segment.

Cost of operations consists primarily of costs related to products and services we provide to customers and costs associated with the operation and maintenance of our networks. These costs include (i) postage and materials costs related to our patient statement and payment distribution services, (ii) rebates paid to our channel partners and (iii) data communications costs, all of which generally vary with our revenues. Cost of operations also includes (i) personnel costs associated with production, network operations, customer support and other personnel, (ii) facilities expenses and (iii) equipment maintenance, which vary less directly with our revenue due to the fixed or semi-fixed nature of these expenses.

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

Rebates are paid to channel partners for electronic and other volumes delivered through our network to certain payers and can be impacted by the number of MGAs we execute with payers, the associated rate structure with our payer customers, the success of our direct sales efforts for provider revenue cycle management products and services and the extent to which direct connections to payers are developed by channel partners.

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

Our corporate expense relates to personnel costs associated with management, administrative, finance, human resources, legal, marketing, public relations and other corporate service functions as well as professional services, costs incurred in connection with acquisitions, certain facilities costs, advertising and promotion, insurance and other expenses related to our overall business operations. Since the IPO, we have incurred costs and we expect to incur additional costs related to operating as a public company, including additional directors’ and officers’ liability insurance, outside director compensation, additional personnel costs and Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and other compliance costs.

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

Acquisitions and Divestitures

We actively evaluate opportunities to improve and expand our business through targeted acquisitions that are consistent with our strategy. On occasion, we also may dispose of certain components of our business that no longer fit within our overall strategy. Because of our acquisition and divestiture activity, our results of operations may not be directly comparable among periods. The following summarizes our acquisition and divestiture transactions from January 1, 2009 through March 31, 2010 and the affected segments:

Date	Acquisition	Description	Affected Segment

June 2009	The Sentinel Group	Fraud and abuse management solutions	Payer
July 2009	eRx Network, L.L.C. (“eRx”)	Electronic pharmacy healthcare solutions	Pharmacy
October 2009	Data Rights	Acquired certain additional rights to specified uses of data from HLTH/WebMD Corp	N/A
January 2010	FVTech	Electronic data conversion and management solutions	Provider; Payer
March 2010	HTMS	Management consulting solutions	Payer

Effective Date	Divestiture	Description	Affected Segment

October 2009	Control-o-Fax	Office supplies and print services	Provider

Income Taxes

Our statutory federal and state income tax rate generally ranges from 38% to 40%. Several factors, however, can affect the Company’s effective tax rate for particular periods. Among these factors are the following items:

•	Valuation allowance changes — We record valuation allowances or reverse existing valuation allowances related to assumed future income tax benefits depending on circumstances and factors related to our business. During the three months ended March 31, 2010, the Company recognized an increase in income tax expense of approximately $4.4 million related to changes in valuation allowances.

•	Changes in our book and tax basis in EBS Master — Certain items, including certain equity-based compensation, other comprehensive income and income of corporate consolidated subsidiaries of EBS Master, affect our book basis in EBS Master without similarly affecting our tax basis in EBS Master.

•	Changes in apportioned state income tax rate — Changes in our operations also may cause our apportioned state income tax rate to change from period to period. Such rate changes may require adjustment to our existing deferred income tax assets and liabilities that have been recorded primarily as a result of our investment in EBS Master, as well as the 2006 Transaction and 2008 Transaction.

Stock-Based and Equity-Based Compensation Expense

Prior to the IPO, certain of our employees and directors participated in one of two equity-based compensation plans — the Amended and Restated EBS Executive Equity Incentive Plan (the “EBS Equity Plan”) and the Amended and Restated EBS Incentive Plan (the “EBS Phantom Plan”). In connection with the IPO, outstanding awards under the EBS Phantom Plan were converted into awards under the 2009 Equity Incentive Plan adopted by the Company’s stockholders in July 2009 (the “2009 Plan”) and outstanding awards under the EBS Equity Plan were converted into units of membership interest in EBS Master (“EBS Units”) that are governed by individual agreements with certain directors and members of executive management, as well as awards under the 2009 Plan. The EBS Equity Plan consisted of a class of non-voting EBS Master equity units called “Grant Units”. The Grant Units represented profits interests in EBS Master and appreciated with increases in value of EBS Master. The EBS Phantom Plan was designed to allow individual employees to participate economically in the future growth and value creation at EBS LLC. Each participant received a specified number of units in the EBS Phantom Plan called “Phantom Units”. These Phantom Units appreciated with increases in value of EBS Master. These Phantom Units did not give employees an ownership interest in the Company and had no voting rights.

We incurred stock-based and equity-based compensation expense of $3.7 million and $2.6 million during the three months ended March 31, 2010 and 2009, respectively. Comparability among the respective periods has been impacted by the following factors:

•	Change in the estimated fair value of liability awards. All equity-based awards granted under the EBS Equity Plan and EBS Phantom Plan prior to the second quarter of 2009 were classified as liabilities due to certain repurchase features. As liabilities, we were required to adjust the equity-based awards to fair value at the end of each quarter. The fair value of these liabilities generally fluctuated with the value of the underlying EBS Units.

•	Modification of equity-based awards. In June 2009, we modified the repurchase features of all Grant Units previously granted under the EBS Equity Plan. Following this modification, all Grant Units were reclassified as equity awards. Immediately prior to this reclassification, we adjusted the value of these Grant Units to their fair value. In addition to a change in estimate recognized at the modification date, we also began recognizing compensation expense prospectively based on the increased fair value of these Grant Units at the modification date as compared to the fair value of such awards at March 31, 2009.

•	Conversion in connection with the IPO. In connection with the IPO and reorganization transactions, the Phantom Units were converted into shares of our Class A common stock, restricted Class A common stock units and options to purchase shares of our Class A common stock under the 2009 Plan. As a result of the IPO and this conversion, in addition to a change in estimate recognized at the IPO date, we also began recognizing compensation expense prospectively based on the increased fair value of these Phantom Units at the IPO date as compared to the fair value of the Phantom Units at March 31, 2009.

•	Grant of options. On and since the IPO date, we have granted restricted Class A common stock units and options to purchase shares of our Class A common stock to certain of our employees and directors.

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

We believe there have been no significant changes during the three months ended March 31, 2010 to the items we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Results of Operations

The following table summarizes our consolidated results of operations for the three months ended March 31, 2010 and the three months ended March 31, 2009.

	For the Three Months		For the Three Months
	Ended		Ended
	March 31, 2010		March 31, 2009
		% of		% of
	Amount	Revenue(1)	Amount	Revenue(1)

Revenues(2)
Payer Services	$103,169	43.5%	$95,528	43.4%
Provider Services	115,374	48.6	114,642	52.1
Pharmacy Services	19,696	8.3	10,249	4.7
Eliminations	(960)	(0.4)	(534)	(0.2)

Total revenues	237,279	100.0	219,885	100.0
Costs of operations
Payer Services	66,817	64.8	59,876	62.7
Provider Services	71,372	61.9	73,434	64.1
Pharmacy Services	6,725	34.1	1,849	18.0
Eliminations	(928)		(420)

Total costs of operations	143,986	60.7	134,739	61.3

Development and engineering
Payer Services	3,015	2.9	2,632	2.8
Provider Services	3,824	3.3	3,422	3.0
Pharmacy Services	1,715	8.7	1,021	10.0
Eliminations	—		—

Total development and engineering	8,554	3.6	7,075	3.2

Sales, marketing, general and admin
Payer Services	6,873	6.7	5,854	6.1
Provider Services	6,816	5.9	7,492	6.5
Pharmacy Services	1,558	7.9	978	9.5
Eliminations	(32)		(114)

Total sales, marketing, general and admin excluding corporate	15,215	6.4	14,210	6.5

Income from segment operations	69,524	29.3	63,861	29.0
Corporate expense	10,904	4.6	9,950	4.5
Depreciation and amortization	27,775	11.7	25,098	11.4

Operating income	30,845	13.0	28,813	13.1
Interest income	(3)	(0.0)	(21)	(0.0)
Interest expense	15,665	6.6	17,942	8.2
Other loss	290	0.1	—	—

Income before income tax provision	14,893	6.3	10,892	5.0
Income tax provision	10,630	4.5	7,602	3.5

Net income	4,263	1.8%	3,290	1.5%
Net income attributable to noncontrolling interest	2,374		2,072

Net income attributable to Emdeon Inc.	$1,889		$1,218

(1)	All references to percentage of revenues for expense components refer to the percentage of revenues for such segment.

(2)	See “Note 16-Segment Reporting” to our unaudited condensed consolidated financial statements for further detail of our revenues within each reportable segment.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues

Our total revenues were $237.3 million for three months ended March 31, 2010 as compared to $219.9 million for the three months ended March 31, 2009, an increase of approximately $17.4 million, or 7.9%.

Our payer services segment revenue is summarized by product line in the following table:

	March 31,	March 31,
	2010	2009	$ Change

Claims management	$45,476	$45,112	$364
Payment services	56,820	50,346	6,474
Intersegment revenue	873	70	803

	$103,169	$95,528	$7,641

Claims management revenues for the three months ended March 31, 2010 increased by approximately $0.4, or 0.8%, from the three months ended March 31, 2009 primarily due to increased payment integrity revenue, as well as the impact of the acquisition of FVTech in January 2010. Our claims management revenues were also affected by weather conditions and a milder than expected flu season during the current year period and by market pricing pressures on our average transaction rates. Payment services revenues for the three months ended March 31, 2010 increased by approximately $6.5 million, or 12.9%. This increase was primarily driven by new sales and implementations, as well as the impact of the U.S. postage rate increase effective in May 2009.

Our provider services segment revenue is summarized by product line in the following table:

	March 31,	March 31,
	2010	2009	$ Change

Patient statements	$66,676	$68,672	$(1,996)
Revenue cycle management	40,674	37,746	2,928
Dental	7,937	7,760	177
Intersegment revenue	87	464	(377)

	$115,374	$114,642	$732

Patient statements revenues for the three months ended March 31, 2010 decreased by approximately $2.0 million, or 2.9%, primarily due to the sale of our office supplies and print services business in October 2009 and customer attrition. This decrease was partially offset by new sales and implementations and the impact of the U.S. postage rate increase in May 2009. Revenue cycle management revenues for the three months ended March 31, 2010 increased by approximately $2.9 million, or 7.8%, primarily from new sales and implementations, partially offset by attrition in legacy products and the impact of weather conditions and the mild flu season. Dental revenues for the three months ended March 31, 2010 were generally consistent with those reflected in the comparable prior year period.

Our pharmacy services segment revenues were $19.7 million for the three months ended March 31, 2010 as compared to $10.2 million for the three months ended March 31, 2009, an increase of approximately $9.4 million, or 92.2%. This increase was primarily due to our acquisition of eRx in July 2009, as well as new sales and implementations.

Cost of Operations

Our total cost of operations was $144.0 million for the three months ended March 31, 2010 as compared to $134.7 million for the three months ended March 31, 2009, an increase of approximately $9.2 million, or 6.9%.

Our cost of operations for our payer services segment was approximately $66.8 million for the three months ended March 31, 2010 as compared to $59.9 million for the three months ended March 31, 2009, an increase of approximately $6.9 million, or 11.6%. As a percentage of revenue, our payer services costs of operations increased to 64.8% for the three months ended March 31, 2010 as compared to 62.7% for the three months ended March 31, 2009. Costs of operations for our payer services segment includes approximately $0.5 million and $0.4 million of equity-based compensation for the three months ended March 31, 2010 and 2009, respectively. The increase in our payers services cost of operations is primarily due to revenue growth in payment services, including increased postage costs resulting from the U.S. postage rate increase effective in May 2009, and the inclusion of revenue and associated costs of The Sentinel Group and FVTech businesses which were acquired in May 2009 and January 2010, respectively. The increase as a percentage of revenue was primarily due to changes in revenue mix between our payment services solutions, which generally have higher cost of operations, and claims management services, which generally have lower cost of operations as well as the impact of the acquisitions.

Our cost of operations for our provider services segment was $71.4 million for the three months ended March 31, 2010 as compared to $73.4 million for the three months ended March 31, 2009, a decrease of approximately $2.1 million, or 2.8%. As a percentage of revenue, our provider services segment costs of operations decreased to 61.9% for the three months ended March 31, 2010 as compared to 64.1% for the three months ended March 31, 2009. Costs of operations for our provider services segment includes approximately $0.1 million and $0.1 million of equity-based compensation for the three months ended March 31, 2010 and 2009, respectively. The decrease in our provider services cost of operations and as a percentage of revenue is primarily due to changes in revenue mix between our patient statements services, which generally have higher cost of operations, and revenue cycle management services, which generally have lower cost of operations.

Our cost of operations for our pharmacy services segment was $6.7 million for the three months ended March 31, 2010 as compared to $1.8 million for the three months ended March 31, 2009, an increase of approximately $4.9 million, or 263.7%. This increase is primarily related to the inclusion of the revenues and associated costs of the eRx business following the eRx acquisition in July 2009.

Development and Engineering Expense

Our total development and engineering expense was $8.6 million for the three months ended March 31, 2010 as compared to $7.1 million for the three months ended March 31, 2009, an increase of approximately $1.5 million, or 20.9%. Development and engineering expense includes approximately $0.3 million and $0.0 million of equity-based compensation for the three months ended March 31, 2010 and 2009, respectively. In addition to equity-based compensation, the increase is primarily related to increased product development activity in our payer services and provider services segments and the inclusion of the product development infrastructure associated with our eRx and FVTech acquisitions in July 2009 and January 2010, respectively.

Sales, Marketing, General and Administrative Expense (Excluding Corporate Expense)

Our total sales, marketing, general and administrative expense (excluding corporate expense) was $15.2 million for the three months ended March 31, 2010 as compared to $14.2 million for the three months ended March 31, 2009, an increase of approximately $1.0 million, or 7.1%.

Our sales, marketing, general and administrative expense for our payer services segment was approximately $6.9 million for the three months ended March 31, 2010 as compared to $5.9 million for the three months ended March 31, 2009, an increase of approximately $1.0 million, or 17.4%. Sales, marketing, general and administrative expense for our payer services segment includes approximately $0.6 million and $0.5 million of equity-based compensation for the three months ended March 31, 2010 and 2009, respectively. The increase in our payer services sales, marketing, general and administrative expense is primarily due to the inclusion of the infrastructure associated with The Sentinel Group and FVTech acquisitions in May 2009 and January 2010, respectively.

Our sales, marketing, general and administrative expense for our provider services segment was approximately $6.8 million for the three months ended March 31, 2010 as compared to $7.5 million for the three months ended March 31, 2009, a decrease of approximately $0.7 million, or 9.0%. Sales, marketing, general and administrative expense for our provider services segment includes approximately $0.4 million and $0.3 million of equity-based compensation for the three months ended March 31, 2010 and 2009, respectively. The decrease in our provider services sales, marketing, general and administrative expense is primarily due to certain efficiency measures related to personnel consolidations, which reduced compensation costs as compared to the prior year period. This decrease was partially offset by a moderate increase in bad debt expense related to our revenue cycle management business.

Our sales, marketing, general and administrative expense for our pharmacy services segment was approximately $1.6 million for the three months ended March 31, 2010 as compared to $1.0 million for the three months ended March 31, 2009, an increase of approximately $0.6 million, or 59.3%. This increase is primarily related to the inclusion of the infrastructure associated with the eRx acquisition in July 2009.

Corporate Expense

Our corporate expense was $10.9 million for the three months ended March 31, 2010 as compared to $10.0 million for the three months ended March 31, 2009, an increase of approximately $1.0 million, or 9.6%. Corporate expense includes approximately $1.8 million and $1.3 million of equity-based compensation for the three months ended March 31, 2010 and 2009, respectively. Excluding this equity-based compensation, corporate expense was $9.1 million for the three months ended March 31, 2010 as compared to $8.7 million for the three months ended March 31, 2009, an increase of approximately $0.4 million, or 4.5%. The increase in the current year period was primarily due to incremental costs associated with the infrastructure required to operate as a public company, such as increased directors and officers’ insurance costs, increased compliance costs and additional finance, legal and other personnel costs. Additionally, corporate expense for three months ended March 31, 2010 includes legal and other professional fees incurred in connection with our acquisitions of FVTech in January 2010 and HTMS in March 2010, for which no similar fees were incurred in the comparable prior year period. These increases were partially offset by a change in estimate of our tax receivable obligations which reduced corporate expense for the three months ended March 31, 2010 by approximately $1.5 million.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $27.8 million for the three months ended March 31, 2010 as compared to $25.1 million for the three months ended March 31, 2009, an increase of approximately $2.7 million, or 10.7%. This increase was primarily due to depreciation of property and equipment placed in service subsequent to March 31, 2009, as well as additional depreciation and amortization expense related to purchase accounting adjustments associated with: (i) the eRx and FVTech acquisitions in July 2009 and January 2010, respectively; and (ii) our acquisition from HLTH of certain additional rights to specified uses of our data in October 2009.

Interest Income

We had minimal interest income for each of the three months ended March 31, 2010 and March 31, 2009. While our interest-bearing cash and cash equivalent balances have increased since March 31, 2009, this increase was more than offset by the effect of a reduction in the market interest rates available to us during the three months ended March 31, 2010.

Interest Expense

Our interest expense was $15.7 million for the three months ended March 31, 2010 as compared to $17.9 million for the three months ended March 31, 2009, a decrease of approximately $2.3 million, or 12.7%. This decrease is primarily due to a scheduled decrease in the notional amount of our interest rate swap agreement of approximately $123.6 million that occurred on December 31, 2009. The decrease in the notional amount of our interest rate swap agreement caused interest expense to decline because the fixed rate we paid during three months ended March 31, 2010 under the interest rate swap agreement exceeded the interest rate on our term loans. As a result, less of our debt was subject to the higher fixed rate of our interest rate swap agreement during three months ended March 31, 2010 as compared to the prior period.

Income Taxes

Our income tax expense was $10.6 million for the three months ended March 31, 2010 as compared to $7.6 million for the three months ended March 31, 2009, an increase of approximately $3.0 million, or 39.8%. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to the change in our book basis versus tax basis in our investment in EBS Master, including the effect of income allocated to a noncontrolling interest, valuation allowance changes, state income tax rate changes and the impact of other permanent differences relative to pre-tax income. During the three months ended March 31, 2010, the Company recognized an increase in income tax expense of approximately $4.4 million related to changes in valuation allowances.

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

We have financed our operations primarily through cash provided by operating activities, private sales of EBS Units to the Principal Equityholders, borrowings under our credit agreements and the IPO. We believe that our existing cash on hand, the net proceeds from the IPO, cash generated from operating activities and available borrowings under our revolving credit agreement ($45.7 million as of March 31, 2010) will be sufficient to service our existing debt, finance internal growth, fund capital expenditures and fund small to mid-size acquisitions. As of March 31, 2010, we had cash and cash equivalents of $220.4 million as compared to $212.0 million as of December 31, 2009.

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

Cash Flows

Operating Activities

Cash provided by operations for the three months ended March 31, 2010 was $49.8 million as compared to $41.7 million for the three months ended March 31, 2009. This $8.1 million increase is related primarily to business growth and lower interest payments.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2010 was $39.4 million as compared to $7.1 million for the three months ended March 31, 2009. This increase is due to the acquisitions of FVTech in January 2010 and HTMS in March 2010, as well as increased capital expenditures due to the timing and extent of efficiency measures and product development projects as compared to the prior year period.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2010 was $2.0 million as compared to $27.7 million for the three months ended March 31, 2009. During the three months ended March 31, 2009, in addition to scheduled principal payments, we also paid amounts previously borrowed under our revolving credit facility and made an optional principal payment under our first lien credit agreement.

Credit Facilities

In November 2006, our subsidiary, EBS LLC, entered into the first lien credit agreement, which we refer to as the “First Lien Credit Agreement,” and the second lien credit agreement, which we refer to as the “Second Lien Credit Agreement.” Together, we refer to the First Lien Credit Agreement and the Second Lien Credit Agreement as the “Credit Agreements.” The First Lien Credit Agreement provided us $805.0 million of total available financing, consisting of a secured $755.0 million term loan facility and a secured $50.0 million revolving credit facility. The revolving credit facility provides for the issuance of standby letters of credit, in an aggregate face amount at any time not in excess of $12.0 million. The issuance of standby letters of credit reduces the available capacity under our revolving credit facility. In addition, under the terms of the First Lien Credit Agreement, we can borrow up to an additional $200.0 million in incremental term loans and increase the available capacity under the revolving credit facility by $25.0 million, provided that the aggregate amount of such increases may not exceed $200.0 million. There were no borrowings on our revolving credit facility as of March 31, 2010.

In July 2009, the Credit Agreements were amended to, among other things, provide EBS LLC with the right to fund certain tax obligations, as well as accounting, legal and other costs of the Company (subject to an annual limit of $5.0 million of these other costs).

Borrowings outstanding under the First Lien Credit Agreement amounted to $684.5 million as of March 31, 2010, and currently bear interest, at our option, at either an adjusted LIBOR rate plus 2.00% or the lenders’ alternate base rate plus 1.00%, or a combination of the two. Not including optional prepayments, we are generally required to make quarterly principal payments of approximately $1.8 million on the term loan facilities of the First Lien Credit Agreement through 2013.

We are required to pay a commitment fee of 0.5% per annum, provided that our total leverage ratio is greater than or equal to 4.0:1, and otherwise 0.375% per annum on the undrawn portion of the revolving credit facility. We are permitted to prepay the revolving credit facility or the term loan under the First Lien Credit Agreement at any time. We are required to prepay amounts outstanding under the First Lien Credit Agreement with proceeds we receive from asset sales that generate proceeds in excess of $1.0 million if not reinvested (as defined in the Credit Agreements), from indebtedness we incur that is not specifically permitted to be incurred under the First Lien Credit Agreement, with any excess cash flow (as defined in the First Lien Credit Agreement) we generate in any fiscal year and from casualty events.

Our Second Lien Credit Agreement is a term loan facility with an aggregate principal amount of $170.0 million, which was the amount outstanding as of March 31, 2010. Borrowings outstanding under the Second Lien Credit Agreement currently bear interest, at our option, at either an adjusted LIBOR rate plus 5.00% or the lenders’ alternate base rate plus 4.00%, or a combination of the two. We are required to make quarterly interest payments. Although we are permitted to prepay the loans under our Second Lien Credit Agreement at any time, the terms of our First Lien Credit Agreement restrict our ability to make such prepayments to the amount of previous years’ retained excess cash flow (as defined under the Credit Agreements) and only if our total leverage ratio is 4.0:1 or better.

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

As of March 31, 2010, total borrowings outstanding under the Credit Agreements amounted to $854.5 million (before unamortized debt discount of $50.2 million primarily related to the adjustment of our long-term debt to fair value in connection with the 2008 Transaction). Under the revolving portion of our First Lien Credit Agreement, net of $4.3 million of outstanding but undrawn letters of credit issued, we had $45.7 million in available borrowing capacity at March 31, 2010. In connection with the 2008 Transaction, our long-term debt was adjusted to fair value, which resulted in the recording of a debt discount of $66.4 million.

During the three months ended March 31, 2010, the weighted average cash interest rate of our borrowings under our Credit Agreements was approximately 4.8%. Approximately $355.2 million of our weighted average debt outstanding during the period was subject to a fixed interest rate of 4.94% under our interest rate swap agreement.

Covenants

The Credit Agreements require us to satisfy specified financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as set forth in the Credit Agreements. The minimum interest coverage ratio permitted was 2.4:1.0 at March 31, 2010 and increases at varying intervals over time until October 1, 2011, at which time it is fixed at 3.5:1.0. At March 31, 2010, we estimate our interest coverage ratio as defined under the Credit Agreements to be approximately 5.4 to 1.0. The maximum total leverage ratio permitted was 4.5:1.0 at March 31, 2010 and declines at varying intervals over time until October 1, 2011, at which time it is fixed at 3.0:1.0. At March 31, 2010, we estimate our total leverage ratio to be approximately 3.4 to 1.0 which, under the terms of the Credit Agreements, reflected only $35.0 million of the cash on our balance sheet at March 31, 2010 as a reduction of our net debt.

The Credit Agreements also limit us with respect to amounts we may spend on capital expenditures. As defined in the Credit Agreements, capital expenditures exclude certain items such as the expenditures made with the retained portion of excess cash flow, replacement of property and equipment, additions funded with equity offering proceeds and additions funded with proceeds of asset sales. The limitation varies based on certain base expenditure levels included in the Credit Agreements and the amount of unused capital expenditures from the previous calendar year, if any, as well as allowable amounts transferred from future year expenditure limits. For the year ending December 31, 2010, our capital expenditures (as defined under the Credit Agreements) are limited to approximately $60.5 million including allowable transfers from 2011. For the years ending December 31, 2011 and 2012, our capital expenditures are limited to $41.0 million and $42.0 million, respectively, excluding any carryovers from previous years and allowable transfers from future years. During 2010, in addition to our normal level of capital expenditures, we currently expect to incur up to $20.0 to $25.0 million to replace our primary data center in Nashville, Tennessee and approximately $12.0 to $15.0 million for equipment upgrades in our patient statements business.

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

As of at March 31, 2010, we were in compliance with all of the financial and other covenants under the Credit Agreements.

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

Commitments and Contingencies

The Form 10-K discloses certain commitments and contractual obligations that existed as of December 31, 2009. During the three months ended March 31, 2010, we acquired FVTech and HTMS. The consideration transferred in connection with these acquisitions included contingent obligations to make additional payments based on the achievement of certain financial performance targets. At March 31, 2010, based on current facts and circumstances, we have estimated the aggregate fair value of these contingent obligations at $24.3 million which we anticipate will be paid at various intervals, if earned, over the next three years.

Off-Balance Sheet Arrangements

As of at March 31, 2010, we had no off-balance sheet arrangements or obligations, other than those related to our letters of credit, our interest rate swap agreement, operating leases, contingent consideration arrangements related to certain of our acquisitions and surety bonds of an insignificant amount.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, an update to FASB ASC Revenue Recognition Topic, which amends existing accounting standards for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, the update establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor-specific objective evidence nor third-party evidence is available for that deliverable. The update is to be applied prospectively for revenue arrangements entered into or materially modified after January 1, 2011 in the case of the Company. The Company is currently evaluating the impact, if any that the pending adoption of the update will have on the Company’s consolidated financial statements.

On January 1, 2010, the Company adopted the clarification and additional disclosure provisions of FASB Accounting Standards Update No. 2010-06, an update to FASB ASC Fair Value Measurements and Disclosures Topic. This update clarifies that companies must provide fair value measurement disclosures for each class of assets and liabilities and expands the requirements to include disclosure of amounts and reasons for transfers among different levels within the fair value hierarchy and information within a reconciliation about purchases, sales, issuances and settlements on a gross basis. The adoption of the clarification and additional disclosure provisions of this update had no material impact on the Company’s unaudited condensed consolidated financial statements for the quarter ended March 31, 2010. The disclosures required by this update are presented within Note 8 to the unaudited condensed consolidated financial statements. The remaining provisions become effective in the fiscal period beginning after December 31, 2010 (January 1, 2011 in the case of the Company). The Company is currently evaluating the impact, if any, that the pending adoption of the remaining provisions of the update will have on the Company’s disclosures in its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have interest rate risk primarily related to borrowings under the Credit Agreements. Term loan borrowings under the First Lien Credit Agreement bear interest, at our option, at either an adjusted LIBOR rate plus 2.00% or the lenders’ alternate base rate plus 1.00%, or a combination of the two, and borrowings under the Second Lien Credit Agreement bear interest, at our option, at either an adjusted LIBOR rate plus 5.00% or the lenders’ alternate base rate plus 4.00%, or a combination of the two. As of March 31, 2010, we had outstanding borrowings (before unamortized debt discount of $50.2 million) of $684.5 million under the First Lien Credit Agreement and $170.0 million under the Second Lien Credit Agreement.

We manage our interest rate risk through the use of an interest rate swap agreement. Effective December 31, 2006, we entered into an interest rate swap to exchange three month LIBOR rates for fixed interest rates, resulting in the payment of an all-in fixed rate of 4.944% on an initial notional amount of $786.3 million which amortizes on a quarterly basis until maturity at December 30, 2011. At March 31, 2010, the notional amount of the interest rate swap was $354.3 million. As a result, as of March 31, 2010, $500.2 million of our total borrowings were effectively subject to a variable interest rate.

A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows. Since its redesignation on September 30, 2008, our interest rate swap qualifies for hedge accounting as a cash flow hedge.

Therefore, future changes in market fluctuations related to the effective portion of this cash flow hedge do not impact our pre-tax earnings until the accrued interest is recognized on the derivative and the associated hedged debt. Based on our outstanding debt as of March 31, 2010, and assuming that our mix of debt instruments, interest rate swap and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have a pre-tax impact on our earnings and cash flows of approximately $5.3 million.

In the future, in order to manage our interest rate risk, we may enter into additional interest rate swaps, modify our existing interest rate swap or make changes that may impact our ability to treat our interest rate swap as a cash flow hedge. However, we do not intend or expect to enter into derivative or interest rate swap transactions for trading or speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the three months ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with the risk factors contained in this Part II, Item 1A and under the heading “Risk Factors” of our Form 10-K, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect our business, financial condition and results of operations, cash flows and prospects in a material adverse manner. There have been no material changes to the risk factors set forth in our Form 10-K, except as follows:

Recent and future developments in the healthcare industry could adversely impact our business.

In March 2010, the President signed PPACA into law. PPACA will change how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced Medicare program spending and insurance market reforms. By 2014, PPACA requires states to expand Medicaid coverage signficantly, requires states to establish health insurance exchanges to facilitate the purchase of health insurance by individuals and small employers and provides subsidies to states to create non-Medicaid plans for certain low-income residents. Effective in 2014, PPACA imposes penalties on individuals who do not obtain health insurance and employers that do not provide health insurance to their employees. PPACA also sets forth several insurance market reforms, including increased dependent coverage, prohibitions on excluding individuals based on pre-existing conditions and mandated minimum medical loss ratios for health plans. In addition, PPACA provides for significant new taxes, including an industry user tax paid by health insurance companies beginning in 2014, as well as an excise tax on health insurers and employers offering high cost health coverage plans. PPACA also imposes significant Medicare Advantage funding cuts and material reductions to Medicare and Medicaid program spending. PPACA provides for additional resources to combat healthcare fraud, waste and abuse and also requires HHS to adopt standards for electronic transactions in addition to those required under HIPAA and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

The provisions of PPACA that are designed to expand health coverage potentially will result in an increase in transactions for our business; however, our customers may attempt to reduce spending to account for the costs associated with meeting the various PPACA insurance market reforms. Likewise, as the Medicare payment reductions and other reimbursement changes impact our customers, our customers may attempt to pass the reductions on to us or reduce their use of our services. Thus, PPACA may result in a reduction of expenditures by customers or potential customers in the healthcare industry, which could have an adverse effect on our business. Further, we may experience increased costs from responding to new standardized transactions and implementation rules.

Because of the many variables involved, including PPACA’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation, and possible amendment or repeal, we are unable to predict all of the ways in which PPACA could impact us. While many of the provisions of PPACA will not be directly applicable to us, PPACA will affect the business of our payer, provider and pharmacy customers and will also affect the Medicaid programs of the states with which we have contracts. Because it is too early to fully understand the impacts of the legislation on our business or on the business of our customers, we are currently unable to predict with any reasonable certainty or otherwise quantify the likely impact of PPACA on our business model, financial condition or result of operations.

Moreover, there currently are numerous federal, state and private initiatives and studies seeking ways to increase the use of information technology in healthcare as a means of improving care and reducing costs. These initiatives may result in additional or costly legal or regulatory requirements that are applicable to us and our customers, may encourage more companies to enter our markets, may provide advantages to our competitors and may result in the development of technology solutions that compete with ours. Any such initiatives may result in a reduction of expenditures by customers or potential customers in the healthcare industry, which could have an adverse effect on our business. Other general reductions in expenditures by healthcare industry constituents could result from, among other things:

•	government regulation or private initiatives that affect the manner in which providers interact with patients, payers or other healthcare industry constituents, including changes in pricing or means of delivery of healthcare products and services;

•	reductions in governmental funding for healthcare, in addition to cuts required by PPACA; and

•	adverse changes in business or economic conditions affecting payers, providers, pharmaceutical companies, medical device manufacturers or other healthcare industry constituents.

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

The healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur. The timing and impact of developments in the healthcare industry are difficult to predict. Furthermore, we are unable to predict how providers, payers and other market participants will respond to the various reform provisions contained in PPACA, many of which will not be implemented for several years. We cannot be sure that the markets for our products and services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities

On August 11, 2009, we commenced the IPO of our Class A common stock, par value of $0.0001. Pursuant to the Registration Statement on Form S-1 (File No. 333-153451), as amended, that was declared effective on August 11, 2009 and its Registration Statement on Form S-1MEF (File No. 333-161270) (collectively, “the Registration Statements”).

Following is a description of our use of IPO proceeds since February 2010:

•	In March 2010, we used approximately $8.5 million of the proceeds from the IPO (including the payment of HTMS obligations by us at closing of approximately $0.7 million) to purchase HTMS.

•	From February 2010 through March 2010, we used approximately $0.7 million of the proceeds from the IPO to fund expenses related to operating as a public company.

As of March 31, 2010, we have used an aggregate of approximately $41.0 million of the total net proceeds from the IPO of $144.9 million, leaving a balance of $103.9 million. We anticipate that we will use the remaining net proceeds from the IPO for working capital and other general corporate purposes, including repayment of indebtedness and future acquisitions. Prior to application of such proceeds, we may hold the net proceeds in cash or invest them in short-term securities or investments. There has been no material change in the planned use of the IPO net proceeds from that described in the Registration Statements.

Issuances of Class A common stock

On February 1, 2010, we issued an aggregate of 36,829 shares of Class A common stock to a former participant in the EBS Equity Plan in exchange for 36,829 vested EBS Units (and corresponding shares of Class B common stock) previously held by him. The shares of Class A common stock were issued in a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

On March 24, 2010, we issued an aggregate of 152,532 shares of Class A common stock to the owners of HTMS as partial consideration for the HTMS acquisition. The shares of Class A common stock were issued in a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2010	By:	/s/ George I. Lazenby

George I. Lazenby, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2010	By:	/s/ Bob A. Newport

Bob A. Newport, Jr., Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

10.1	Emdeon Management Bonus Program (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 12, 2010, and incorporated herein by reference).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).