Form 10-Q
period 2010-06-30
Emdeon Inc.
filed 2010-08-06
CIK 1444598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 4, 2010

Class A common stock, $0.00001 par value	90,861,910
Class B common stock, $0.00001 par value	24,689,142

Emdeon Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Emdeon Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited and amounts in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$216,469	$211,999
Accounts receivable, net of allowance for doubtful accounts of $4,538 and $4,433 at June 30, 2010 and December 31, 2009, respectively	156,906	151,022
Deferred income tax assets	4,237	4,924
Prepaid expenses and other current assets	14,910	16,632

Total current assets	392,522	384,577
Property and equipment, net	189,738	152,091
Goodwill	739,773	703,027
Intangible assets, net	977,208	989,280
Other assets, net	4,332	1,451

Total assets	$2,303,573	$2,230,426

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,161	$9,910
Accrued expenses	83,117	72,493
Deferred revenues	10,963	12,153
Current portion of long-term debt	10,905	9,972

Total current liabilities	114,146	104,528
Long-term debt, excluding current portion	838,542	830,710
Deferred income tax liabilities	152,722	145,914
Tax receivable agreement obligations to related parties	140,704	142,044
Other long-term liabilities	43,379	27,361
Commitments and contingencies
Equity:
Preferred stock (par value, $0.00001), 25,000,000 shares authorized and 0 shares issued and outstanding	—	—
Class A common stock (par value, $0.00001), 400,000,000 shares authorized and 90,861,910 and 90,423,941 shares outstanding at June 30, 2010 and December 31, 2009 respectively	1	1
Class B common stock, exchangeable (par value, $0.00001), 52,000,000 shares authorized and 24,689,142 and 24,752,955 shares outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	741,295	730,941
Contingent consideration	2,667	—
Accumulated other comprehensive loss	(6,116)	(11,198)
Retained earnings	39,822	33,704

Emdeon Inc. equity	777,669	753,448
Noncontrolling interest	236,411	226,421

Total equity	1,014,080	979,869

Total liabilities and equity	$2,303,573	$2,230,426

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited and amounts in thousands, except share and per share amounts)

Revenue	$243,289	$224,541	$480,568	$444,426
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	148,444	136,869	292,430	271,607
Development and engineering	8,695	7,305	17,248	14,382
Sales, marketing, general and administrative	26,243	27,423	52,362	51,582
Depreciation and amortization	29,278	25,287	57,053	50,384

Operating income	30,629	27,657	61,475	56,471
Interest income	(5)	(32)	(8)	(53)
Interest expense	15,919	17,169	31,584	35,111
Other	(2,060)	—	(1,770)	—

Income before income tax provision	16,775	10,520	31,669	21,413
Income tax provision (benefit)	9,520	(3,963)	20,152	3,640

Net income	7,255	14,483	11,517	17,773
Net income attributable to noncontrolling interest	3,026	2,044	5,399	4,116

Net income attributable to Emdeon Inc.	$4,229	$12,439	$6,118	$13,657

Net income per share Class A common stock:
Basic	$0.05	$0.16	$0.07	$0.18

Diluted	$0.05	$0.14	$0.07	$0.18

Weighted average common shares outstanding:
Basic	90,061,975	77,413,610	89,879,916	77,413,610

Diluted	90,759,030	100,000,000	90,648,401	77,413,610

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Equity

	Class A		Class B		Additional			Other	Non-
	Common Stock		Common Stock		Paid-in	Contingent	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Consideration	Earnings	Income (Loss)	Interest	Equity
	(Unaudited and amounts in thousands, except share amounts)

Balance at January 1, 2009	77,413,610	$1	22,586,390	$—	$670,702	$—	$24,123	$(23,195)	$206,522	$878,153
Capital contribution from stockholders	—	—	—	—	203	—	—	—	—	203
Reclassificatoin of liability awards to equity awards	—	—	—	—	12,614	—	—	—	3,679	16,293
Equity-based compensation expense	—	—	—	—	91	—	—	—	27	118
Comprehensive income:
Net income	—	—	—	—	—	—	13,657	—	4,116	17,773
Change in the fair value of interest rate swap, net of taxes	—	—	—	—	—	—	—	3,033	884	3,917
Foreign currency translation adjustment	—	—	—	—	—		—	(4)	(1)	(5)
Other comprehensive income amortization, net of taxes	—	—	—	—	—	—	—	2,680	782	3,462

Total comprehensive income										25,147

Balance at June 30, 2009	77,413,610	$1	22,586,390	$—	$683,610	$—	$37,780	$(17,486)	$216,009	$919,914
Balance at January 1, 2010	90,423,941	$1	24,752,955	$—	$730,941	$—	33,704	$(11,198)	$226,421	$979,869
Equity-based compensation expense	—	—	—	—	6,260	—	—	—	1,587	7,847
Exchange of units of EBS Master to Class A common stock, net of taxes	36,829	—	(36,829)	—	425	—	—	(4)	(339)	82
Cancellation of Class B common stock, net of taxes	—	—	(26,984)	—	127	—	—	(2)	(197)	(72)
Issuance of Class A common stock upon vesting of Restricted Stock Units, net of taxes	39,582	—	—	—	113	—	—	(1)	(80)	32
Issuance of Class A common stock in connection with acquisitions, net of taxes	361,558	—	—	—	4,279	2,667	—	(7)	874	7,813
Tax receivable agreements with related parties, net of taxes	—	—	—	—	(89)	—	—	—	—	(89)
Settlement of liability related to IPO	—	—	—	—	100	—	—	—	—	100
Contribution of data sublicense intangible to EBS Master	—	—	—	—	(861)	—	—	—	1,358	497
Comprehensive income:
Net income	—	—	—	—	—	—	6,118	—	5,399	11,517
Changes in the fair value of interest rate swap, net of taxes	—	—	—	—	—	—	—	3,058	834	3,892
Foreign currency translation adjustment	—	—	—	—	—	—	—	41	10	51
Other comprehensive income amortization, net of taxes	—	—	—	—	—	—	—	1,997	544	2,541

Total comprehensive income										18,001

Balance at June 30, 2010	90,861,910	$1	24,689,142	$—	$741,295	$2,667	$39,822	$(6,116)	$236,411	$1,014,080

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2010	2009
	(Unaudited and amounts in thousands)

Operating activities
Net income	$11,517	$17,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,053	50,384
Equity compensation expense	7,847	8,944
Deferred income tax expense (benefit)	7,250	(5,571)
Amortization of debt discount and issuance costs	6,300	5,775
Amortization of discontinued cash flow hedge from other comprehensive loss	2,918	3,962
Other	(1,820)	282
Changes in operating assets and liabilities:
Accounts receivable	814	(4,002)
Prepaid expenses and other	1,909	90
Accounts payable	(1,550)	5,026
Accrued expenses and other liabilities	(456)	(6,216)
Deferred revenues	(1,190)	273
Tax receivable agreement obligations to related parties	(1,480)	—

Net cash provided by operating activities	89,112	76,720

Investing activities
Purchases of property and equipment	(35,772)	(18,446)
Payments for acquisitions, net of cash acquired	(41,991)	(4,118)
Other	(3,000)	—

Net cash used in investing activities	(80,763)	(22,564)

Financing activities
Debt principal payments	(3,775)	(19,775)
Payments on revolver	—	(10,000)
Other	(104)	203

Net cash used in financing activities	(3,879)	(29,572)

Net increase in cash and cash equivalents	4,470	24,584
Cash and cash equivalents at beginning of period	211,999	71,478

Cash and cash equivalents at end of period	$216,469	$96,062

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)

1.	Nature of Business and Organization

Nature of Business

Emdeon Inc. (the “Company”), through its subsidiaries and affiliates, is a provider of revenue and payment cycle management solutions, connecting payers, providers and patients of the U.S. healthcare system. The Company’s product and service offerings integrate and automate key business and administrative functions for healthcare payers and healthcare providers throughout the patient encounter, including pre-care patient eligibility and benefits verification, clinical exchange capabilities, claims management and adjudication, payment integrity, payment distribution, payment posting and denial management, and patient billing and payment processing.

Organization

Prior to November 2006, the group of companies that comprised Emdeon Business Services (“EBS”) was owned by HLTH Corporation, currently known as “WebMD Health Corp.” (“HLTH”). EBS Master LLC (“EBS Master”) was formed by HLTH to act as a holding company for EBS. EBS Master, through its 100% owned subsidiary, Emdeon Business Services LLC (“EBS LLC”), owns EBS.

In September 2006, EBS Acquisition LLC (“EBS Acquisition”) was formed as a Delaware limited liability company by affiliates of General Atlantic LLC (“General Atlantic”). On November 16, 2006, pursuant to the terms of an Amended and Restated Agreement and Plan of Merger, dated as of November 15, 2006, among HLTH and certain of its subsidiaries (including EBS Master) and EBS Acquisition and two of its subsidiaries, a subsidiary of EBS Acquisition merged into a subsidiary of HLTH. As a result of the merger, EBS Acquisition acquired a 52% interest in EBS Master, and HLTH received approximately $1.2 billion in cash and retained a 48% interest in EBS Master. The transactions through which EBS Acquisition acquired a 52% interest in EBS Master are referred to herein as the “2006 Transaction.” The 2006 Transaction was financed with $925,000 in bank debt and an equity investment of approximately $320,000 by EBS Acquisition. As the 2006 Transaction was deemed to be a highly leveraged transaction, the 2006 Transaction was accounted for in accordance with Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions , and 52% of the net assets of EBS Master were stepped up to fair market value.

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

On January 1, 2010, the Company adopted the clarification and additional disclosure provisions of FASB Accounting Standards Update No. 2010-06, an update to FASB ASC Fair Value Measurements and Disclosures Topic. This update clarifies that companies must provide fair value measurement disclosures for each class of assets and liabilities and expands the requirements to include disclosure of amounts and reasons for transfers among different levels within the fair value hierarchy and information within a reconciliation about purchases, sales, issuances and settlements on a gross basis. The adoption of the clarification and additional disclosure provisions of this update had no material impact on the Company’s consolidated financial statements for the six months ended June 30, 2010. The disclosures required by this update are presented within Note 8 to the unaudited condensed consolidated financial statements. The remaining provisions become effective in the fiscal period beginning after December 31, 2010 (January 1, 2011 in the case of the Company). The Company is

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

currently evaluating the impact, if any, that the pending adoption of the remaining provisions of the update will have on the Company’s disclosures in its consolidated financial statements.

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

eRx Acquisition

On July 2, 2009, the Company acquired all of the voting equity interests of eRx Network, L.L.C. (“eRx”). eRx is a provider of electronic pharmacy healthcare solutions. The Company valued the total consideration transferred for the eRx acquisition at approximately $100,707, which consisted of approximately $74,575 in cash, 1,850,000 EBS Master Units issued to certain members of eRx, valued at $13.92 per unit or approximately $25,754 in the aggregate, and a working capital settlement of approximately $378.

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

The Company has valued the total consideration transferred at $34,158, which consisted of $20,005 cash at closing, estimated contingent consideration of $13,850 and a working capital settlement of $303. The contingent consideration arrangement requires the Company to pay additional consideration ranging from $0 to $40,000 based upon the financial performance of the acquired business for the two and three year periods following the acquisition. The Company has valued the contingent consideration at the acquisition date, using a probability-weighted discounted cash flow model, at $13,850. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in applying the income approach were as follows: 11.6% discount rate and a FVTech performance measure during the earnout period of between approximately $1,500 and $27,000. As of June 30, 2010, the Company lowered its range of the FVTech performance measure during the earnout period which, combined with the reduced impact of discounting, resulted in a net increase to pre-tax income of $930 for the three months ended June 30, 2010.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash	$372
Accounts receivable	1,736
Other current assets	35
Property and equipment	18,423
Other assets	29
Identifiable intangible assets:
Customer contracts (16-year weighted average useful life)	560
Tradename (3-year weighted average useful life)	160
Goodwill	14,038
Accounts payable	(338)
Accrued expenses	(550)
Other long-term liabilities	(307)

Total consideration transferred	$34,158

Acquisition costs reflected within sales, marketing, general and administrative expenses in the six months ended June 30, 2010	$128

As of the acquisition date, FVTech had gross contractual accounts receivable of $1,774, of which approximately $38 is not expected to be collected.

The goodwill recorded in the FVTech acquisition was assigned to the Company’s payer services and provider services segments based on revenue effects the acquisition is expected to have on each respective segment. The goodwill recognized is attributable to expected synergies and the assembled workforce of FVTech. All of the goodwill attributable to the FVTech acquisition is expected to be deductible for income tax purposes.

As a result of the integration of the operations of FVTech into the Company’s operations, disclosure of revenue and earnings included in the accompanying unaudited condensed consolidated statement of operations since the acquisition date is not practical.

HTMS Acquisition

On March 24, 2010 the Company acquired Healthcare Technology Management Services, Inc. (“HTMS”), a consulting company focused primarily on the healthcare payer market.

The Company has preliminarily valued the total consideration transferred at $18,710, which consisted of: (i) $7,841 in cash and 152,532 shares of Class A common stock (fair value of $2,263) paid at closing, (ii) estimated future contingent consideration of $8,230 and (iii) an estimated working capital settlement of $376. The contingent consideration arrangement requires the Company to pay, to the extent a financial performance target is achieved, additional specified amounts in cash related to each of the calendar years 2010, 2011 and 2012. The Company valued the contingent consideration at the acquisition date, using a probability-weighted discounted cash flow model, at $8,230. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in applying the income approach at the acquisition date were as follows: 20.5% discount rate and a probability of achieving the specified financial target of 80%, 90%, and 90% for each of the calendar years 2010, 2011 and 2012, respectively. As of June 30, 2010, the Company lowered the probability of HTMS

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

achieving the 2010 financial performance target. This change in probability, combined with the reduced impact of discounting, resulted in a net increase to pre-tax income of $1,130 for the three months ended June 30, 2010.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The preliminary values of the assets acquired and liabilities assumed (and resulting provisional goodwill) are subject to change based on the outcome of a working capital settlement (expected to occur later in 2010).

Cash	$1,029
Accounts receivable	3,241
Identifiable intangible assets:
Tradename (3-year weighted average useful life)	190
Noncompetition agreements (5-year weighted average useful life)	3,150
Backlog (1-year weighted average useful life)	1,630
Goodwill (Provisional)	12,373
Accounts payable	(1,784)
Accrued expenses	(1,015)
Current maturities of long-term debt	(104)

Total consideration transferred	$18,710

Acquisition costs reflected within sales, marketing, general and administrative expenses in the six months ended June 30, 2010	$183

As of the acquisition date, HTMS had gross contractual accounts receivable of $3,286, of which approximately $45 is not expected to be collected.

The provisional goodwill recorded in the HTMS acquisition was assigned to the Company’s payer services segment. The provisional goodwill recognized is attributable to expected synergies and the assembled workforce of HTMS. The Company expects that approximately $16,300 of its goodwill related to the HTMS acquisition will be deductible for income tax purposes.

Chapin Revenue Cycle Management, LLC

On June 21, 2010, the Company acquired all of the equity interests of Chapin Revenue Cycle Management, LLC (“Chapin”), a technology-enabled provider of hospital-based revenue cycle services.

The Company has preliminarily valued the total consideration transferred at $22,933, which consisted of (i) $15,691 in cash and 209,026 shares of Emdeon Inc. Class A common stock (fair value of $2,565) paid at closing, (ii) estimated contingent consideration of $4,232 and (iii) an estimated working capital settlement of $445. The contingent consideration arrangement requires the Company to issue, to the extent that certain financial performance targets are achieved, a maximum of 627,080 additional shares of Class A common stock to the former owners of Chapin. These shares are generally issuable in installments in each of the three years following the acquisition, to the extent that the specified financial performance measures are achieved with respect to those years. The Company has preliminarily valued the contingent consideration at the acquisition date at $4,232 (including $2,667 classified within equity). This preliminary value was estimated as the product of a probability-weighted number of shares to be issued and the fair value of the Class A common stock at the acquisition date, as reduced by a discount for lack of marketability. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in estimating this fair value are as follows: closing price of the Class A common stock on the

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

acquisition date of $13.25, discount for lack of marketability ranging from 13% to 30% and a probability of achieving the specified financial performance targets of between 20% and 90%. As of June 30, 2010, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of Chapin.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The preliminary values of the assets acquired and liabilities assumed (and resulting provisional goodwill) are subject to change based on the outcome of a working capital settlement and receipt of a final third party valuation of certain tangible and intangible assets and the contingent consideration.

Cash	$448
Accounts receivable	1,720
Prepaid expenses and other current assets	43
Property and equipment	2,888
Other assets	13
Identifiable intangible assets:
Tradename	50
Customer contracts	9,000
Goodwill (Provisional)	10,049
Accounts payable	(200)
Accrued expenses	(1,078)

Total consideration transferred	$22,933

Acquisition costs reflected within sales, marketing, general and administrative expenses in the six months ended June 30, 2010	$56

As of the acquisition date, Chapin had gross contractual accounts receivable of $1,720, all of which is expected to be collected.

The provisional goodwill recorded in the Chapin acquisition was assigned to the Company’s provider services segment. The provisional goodwill recognized is attributable to expected synergies and the assembled workforce of Chapin. The Company has not yet determined the amount of goodwill that will be deductible for income tax purposes.

The Company has not separately disclosed revenue and net income recognized in the accompanying unaudited condensed consolidated statement of operations related to the Chapin acquisition as the impact to the operations of the Company was insignificant for the period due to the timing of the acquisition.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

5.	Goodwill and Intangible Assets

Goodwill activity during the six months ended June 30, 2010 was as follows:

	Payer	Provider	Pharmacy	Total

Balance at December 31, 2009	$303,650	$315,647	$83,730	$703,027
Acquisitions	18,444	18,050	—	36,494
Other	—	—	252	252

Balance at June 30, 2010	$322,094	$333,697	$83,982	$739,773

Intangible assets subject to amortization as of June 30, 2010 consist of the following:

		Gross
	Weighted Average	Carrying	Accumulated
	Remaining Life	Amount	Amortization	Net

Customer relationships	15.4	$975,083	$(148,653)	$826,430
Trade names	17.4	117,948	(17,433)	100,515
Non-compete agreements	4.3	14,646	(11,145)	3,501
Data sublicense agreement	7.6	49,600	(4,025)	45,575
Backlog	0.7	1,630	(443)	1,187

Total		$1,158,907	$(181,699)	$977,208

Amortization expense was $33,153 and $30,412 for the six months ended June 30, 2010 and 2009, respectively. Aggregate future amortization expense for intangible assets is estimated to be:

2010 (remainder)	$33,991
2011	66,715
2012	66,338
2013	66,129
2014	66,071
Thereafter	677,964

$977,208

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

6.	Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2010	2009

Credit Facilities
$755 million First Lien Term Loan facility, expiring on November 16, 2013, bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (total rate 2.30% and 2.26%) and net of unamortized discount of $33,396 and $38,105 at June 30, 2010 and December 31, 2009, respectively (effective interest rate of 3.89% at June 30, 2010)	649,179	648,245
$170 million Second Lien Term Loan facility, expiring on May 16, 2014, bearing interest at a variable base rate (LIBOR) plus a spread rate (total rate 5.30% and 5.26%) and net of unamortized discount of $13,679 and $15,169 at June 30, 2010 and December 31, 2009, respectively (effective interest rate of 7.71% at June 30, 2010)	156,321	154,831
Obligation under data sublicense agreement	43,947	37,606
Less current portion	(10,905)	(9,972)

Long-term debt	$838,542	$830,710

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

The Revolver expires November 2012 and provides for revolving loans not to exceed $50,000, of which $12,000 may be used for letters of credit in support of payment obligations of the Company. As of June 30, 2010, the Company had no borrowings outstanding, undrawn letters of credit totaling $3,125 and $46,875 available for future borrowings under the Revolver. The Company pays a quarterly commitment fee on the unused portion of the Revolver that fluctuates, based upon certain leverage ratios, between 0.375% and 0.5% per annum.

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

The Second Lien Term Loan is subordinate to the First Lien Term Loan and matures in May 2014.

The credit agreements require EBS LLC to maintain certain financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio. The credit agreements also impose restrictions related to capital expenditures, investments, additional debt or liens, asset sales, transactions with affiliates and equity interests, among other items. Additionally, the credit agreements include restrictions on the payment of dividends or distributions (other than to fund income tax liabilities) to or advances or loans to parties that are

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

not party to the credit agreements. In the case of dividends, the credit agreements generally limit payments to non-loan parties (including the Company) with such limitations increasing based on achievement of certain leverage ratios. Transactions with affiliates are limited to those which are approved by a majority of the non-interested members of the EBS LLC board of directors and whose terms are no less favorable than those available to an unrelated person. Substantially all of the Company’s net assets are subject to the restrictions of these credit agreements. EBS LLC believes it was in compliance with all debt covenants at June 30, 2010. This debt is secured by substantially all of the assets of EBS LLC.

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

In April 2010, the Company exercised an option to acquire certain additional rights to specified uses of its data from HLTH. The Company recorded an additional amortizable intangible asset with an estimated life of approximately eight years and an obligation of approximately $6,300 based on the present value of the scheduled annual payments through 2018.

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

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
	Balance Sheet	June 30,	December 31,
	Location	2010	2009

Derivatives designated as hedging instruments:
Interest rate swap	Other long-term liabilities	$(16,870)	$(21,337)

Cash Flow Hedging Relationships

In December 2006, the Company entered into an interest rate swap agreement, which matures in December 2011, to reduce the variability of interest payments associated with its total long-term debt. The notional amount of the swap was $353,313 and $355,200 as of June 30, 2010 and December 31, 2009, respectively. Changes in the cash flows of the interest rate swap are intended to offset the changes in cash flows attributable to fluctuations in the three month variable base rates underlying the Company’s long-term debt obligations. As of June 30, 2010, $12,728 of net losses associated with the existing cash flow hedge,

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

which have been recorded within accumulated other comprehensive income, are expected to be reclassified to interest expense within the next twelve months.

The 2008 Transaction represented a redesignation event. As the Company’s interest rate swap did not meet all the criteria for hedge accounting at that time, changes in the fair value subsequent to the 2008 Transaction but prior to its redesignation as a cash flow hedge on September 30, 2008 were recorded within interest expense during the period from February 8, 2008 to September 30, 2008. Additionally, the amortization of the amounts reflected in other comprehensive income at the date of the 2008 Transaction related to the discontinued cash flow hedge are and continue to be reflected within interest expense in the accompanying unaudited condensed consolidated statements of operations. Amortization of amounts included in other comprehensive income related to the discontinued original hedge is expected to total approximately $4,927 over the next twelve months.

The effect of the derivative instrument on the accompanying unaudited condensed consolidated statements of operations for the three month periods ended June 30, 2010 and 2009, respectively, is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Derivatives in Cash Flow Hedging Relationships
Gain related to effective portion of derivative recognized in other comprehensive loss	$3,264	$3,692	$4,467	$4,482

Gain related to effective portion of derivative reclassified from accumulated other comprehensive loss to interest expense	$5,632	$6,518	$11,253	$12,692

8.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist principally of the Company’s derivative financial instrument and contingent consideration associated with business combinations. The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Quoted in		Significant
		Markets	Significant Other	Unobservable
	Balance at	Identical	Observable Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

Interest Rate Swap	$(16,870)	$—	$(16,870)	$—

Contingent Consideration Obligations:
FVTech	(13,210)	—	—	(13,210)
HTMS	(7,100)	—	—	(7,100)
Chapin	(1,565)	—	—	(1,565)

	$(21,875)	$—	$—	$(21,875)

Total	$(38,745)	$—	$(16,870)	$(21,875)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and by its counterparties. However, as of June 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The valuation of the Company’s contingent consideration obligations is determined using a probability weighted discounted cash flow method. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate.

The table below presents a reconciliation of the fair value of our liabilities that use significant unobservable inputs (Level 3).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Contingent Consideration
	FVTech	HTMS	Chapin
	Acquisition	Acquisition	Acquisition	Total

Balance at January 1, 2010	$—	$—	$—	$—
Issuances	(13,850)	(8,230)	(1,565)	(23,645)
Total changes included in other income (loss)	640	1,130	—	1,770

Balance at June 30, 2010	$(13,210)	$(7,100)	$(1,565)	$(21,875)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the estimated fair value of financial instruments held by the Company as of June 30, 2010 were:

	Amount	Fair Value

Cash and cash equivalents	$216,469	$216,469
Accounts receivable	$156,906	$156,906
Long-term debt (credit facilities)	$805,500	$813,028
Cost method investment	$3,000	$3,500

The carrying amounts of cash equivalents and accounts receivable approximate fair value because of their short-term maturities. The fair value of long-term debt is based upon market trades by investors in partial interests of these instruments. The fair value of the cost method investment is estimated using a probability-weighted discounted cash flow model.

9.	Legal Proceedings

In the normal course of business, the Company is involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

10.	Capital Stock

Common Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 400,000,000 shares of Class A common stock and 52,000,000 shares of Class B common stock, each with a par value of $0.00001 per share. The Class A common stock and Class B common stock each provide holders with one vote on all matters submitted to a vote of stockholders; however, the holders of Class B common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to the holders of the Class A common stock. Shares of Class B common stock, together with corresponding EBS Master Units, may be exchanged with the Company for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. All shares of Class A common stock and Class B common stock generally vote together, as a single class, on all matters submitted to a vote of the Company’s stockholders.

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

Noncontrolling Interests

The Company has executed transactions that both increased and decreased its ownership interest in EBS Master. These changes are summarized in the following table:

	Six Months Ended
	June 30,
	2010	2009

Net income attributable to Emdeon Inc.	$6,118	$13,657

Transfers from the noncontrolling interest:

Increase in Emdeon Inc. paid-in capital for issuance of 361,558 EBS Master Units in connection with the acquisition of HTMS and Chapin	4,279	—
Increase in Emdeon Inc. paid-in capital for issuance of 39,582 EBS Master Units in connection with vesting of restricted Class A common stock units of Emdeon Inc.	113	—
Increase in Emdeon Inc. paid-in capital for exchange of 36,829 EBS Master Units to Class A common stock of Emdeon Inc.	425	—
Increase in Emdeon Inc. paid-in capital for cancellation of 26,984 EBS Master Units	127	—

Net transfers from noncontrolling interest	4,944	—

Change from net income attributable to Emdeon Inc. and transfers from noncontrolling interest	$11,062	$13,657

11.	Equity-Based Compensation Plans

During the six months ended June 30, 2010, the Company issued 283,035 restricted Class A common stock units and 1,407,200 options to purchase Class A common stock to certain of the Company’s employees and directors with an aggregate grant date fair value of $15,345. These restricted Class A common stock units and options to purchase Class A common stock generally vest ratably over a four-year period.

During the six months ended June 30, 2010 and 2009, the Company recognized equity-based compensation expense of $7,847 and $8,944, respectively.

12.	Income Taxes

Income taxes for the six months ended June 30, 2010 and 2009 amounted to an expense of $20,152 and $3,640, respectively. The Company’s effective tax rate was 63.6% for the six months ended June 30, 2010 compared with 17.0% during the same period in 2009. The Company’s effective tax rate is affected by deferred tax expense resulting from differences between the book and income tax basis of its investment in EBS Master, as well by changes in the Company’s valuation allowances. The Company has recorded a valuation allowance against $318,012 of state net operating losses and $7,935 of capital losses as of June 30, 2010. Changes in these valuation allowances resulted in $5,762 of additional income tax expense for the six months ended June 30, 2010 and $10,354 of income tax benefit for the six months ended June 30, 2009.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized benefit January 1, 2010	$5,982
Increase in six months ended June 30, 2010	1,327

Unrecognized benefit June 30, 2010	$7,309

The Company increased its liability for uncertain tax positions by $1,327 during the six months ended June 30, 2010 which was primarily related to state net operating losses (recorded as an adjustment to the valuation allowance), that if recognized, would affect the effective income tax rate.

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

13.	Tax Receivable Agreement Obligation to Related Parties

In connection with the IPO, the Company entered into tax receivable agreements which obligate the Company to make payments to certain parties affiliated with General Atlantic, H&F and former EBS Master Grant Unit holders generally equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from the 2006 Transaction, the 2008 Transaction and the former EBS Master Grant Unit holders’ exchange of EBS Master Units for cash or shares of Class A common stock. The Company will retain the benefit of the remaining 15% of these tax savings.

All future exchanges of EBS Master Units for cash or shares of Class A common stock related to the affiliates of General Atlantic, H&F and the former EBS Master Grant Unit holders who are parties to the tax receivable agreements are expected to result in an additional tax receivable obligation for the Company with a corresponding offset to the Company’s additional paid in capital account. Subsequent adjustments of the tax receivable obligations due to certain events (e.g., realization of net operating losses, tax rate changes or the timing of cash settlement obligations) are expected to result in a corresponding adjustment of the Company’s net income. As a result of a change in the Company’s income tax rate during the period, the Company recognized a change in estimate related to this obligation of approximately $1,480 (increase to pre-tax income) for the six months ended June 30, 2010.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

14.	Net Income Per Share

The following tables sets forth the computation of basic and diluted net income per share of Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Basic net income per share:
Numerator:
Net income attributable to Emdeon Inc.	$4,229	$12,439	$6,118	$13,657
Denominator:
Weighted average common shares outstanding	90,061,975	77,413,610	89,879,916	77,413,610

Basic net income per share	$0.05	$0.16	$0.07	$0.18

Diluted net income per share:
Numerator:
Net income attributable to Emdeon Inc.		$12,439		$13,657
Net loss excluding EBS Master	$(6,774)		$(13,503)
Weighted average effect of dilutive securities
Add:
Emdeon Inc. allocation of EBS Master net income	11,005	2,044	19,589	—

	$4,231	$14,483	$6,086	$13,657
Denominator:
Number of shares used in basic computation	90,061,975	77,413,610	89,879,916	77,413,610
Weighted average effect of dilutive securities
Add:
Exchange of Class B common stock for Class A common Stock	—	22,586,390	—	—
Restricted Class A common stock units	103,360	—	89,046	—
Contingently issuable Class A common stock	593,695	—	679,439	—

	90,759,030	100,000,000	90,648,401	77,413,610

Diluted net income per share	$0.05	$0.14	$0.07	$0.18

Due to their antidilutive effect, the following securities have been excluded from diluted net income per share for the respective periods:

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2010	2009	2010	2009

Class B common stock	23,418,371	—	23,408,255	22,586,390
Options to purchase Class A common stock	5,844,226	—	5,371,146	—
Restricted Class A common stock units	474,745	—	399,035	—

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

Additionally, 627,080 contingently issuable shares of Class A common stock have been excluded from diluted net income per share for the three and six month periods ending June 30, 2010 because the contingencies have not been resolved.

15.	Loss on Abandonment of Leased Properties

During 2009, the Company ceased use of certain properties in Jessup, Maryland and Largo, Florida. During 2008, the Company ceased use of property subject to operating leases in Nashville, Tennessee and Scottsdale, Arizona.

The following table summarizes the activity related to these contract termination costs for six months ended June 30, 2010:

Balance at December 31, 2009	$2,170
Costs incurred	(483)
Costs paid or otherwise settled	(1,078)

Balance at June 30, 2010	$609

The estimate of the original loss, changes in expected timing and amounts of cash flows and all subsequent amortization associated with the abandonment of these operating leases, is classified within sales, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2010, the Company had incurred cumulative costs associated with the abandonment of these operating leases of $4,273.

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

Payer Services Segment

The payer services segment provides payment cycle solutions to healthcare payers, both directly and through the Company’s channel partners, that simplify the administration of healthcare related to insurance eligibility and benefit verification, claims filing, payment integrity and claims and payment distribution. Additionally, the payer services segment provides consulting services primarily to healthcare payers.

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

Pharmacy Services Segment

The pharmacy services segment provides electronic prescribing services and other electronic solutions to pharmacies, pharmacy benefit management companies, government agencies and other payers related to prescription benefit claim filing, adjudication and management.

Other

Inter-segment revenue and expenses primarily represent claims management and patient statement services provided between segments.

Corporate and eliminations includes personnel and other costs associated with the Company’s management, administrative and other corporate services functions and eliminations to remove inter-segment revenues and expenses.

The revenue and total segment contribution for the reportable segments are as follows:

For the Three Months Ended June 30, 2010

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated

Revenue from external customers
Claims management	$50,176	$—	$—	$—	$50,176
Payment services	56,504	—	—	—	56,504
Patient statements	—	65,705	—	—	65,705
Revenue cycle management	—	43,030	—	—	43,030
Dental	—	7,947	—	—	7,947
Pharmacy services	—	—	19,927	—	19,927
Inter-segment revenues	680	72	—	(752)	—

Net revenue	107,360	116,754	19,927	(752)	243,289
Costs and expenses:
Cost of operations	70,208	71,702	7,254	(720)	148,444
Development and engineering	3,050	3,840	1,805	—	8,695
Sales, marketing, general and administrative	6,115	6,712	1,503	11,913	26,243

Segment contribution	$27,987	$34,500	$9,365	$(11,945)	59,907

Depreciation and amortization					29,278
Interest income					(5)
Interest expense					15,919
Other loss					(2,060)

Income before income tax provision					$16,775

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

For the Three Months Ended June 30, 2009

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated

Revenue to external customers
Claims management	$46,256	$—	$—	$—	$46,256
Payment services	52,742	—	—	—	52,742
Patient statements	—	68,792	—	—	68,792
Revenue cycle management	—	38,037	—	—	38,037
Dental	—	7,952	—	—	7,952
Pharmacy services	—	—	10,762	—	10,762
Inter-segment revenue	68	508	—	(576)	—

Net revenue	99,066	115,289	10,762	(576)	224,541
Costs and expenses:
Cost of operations	62,412	72,961	1,940	(444)	136,869
Development and engineering	2,694	3,565	1,046	—	7,305
Sales, marketing, general and administrative	6,570	7,810	1,048	11,995	27,423

Segment contribution	$27,390	$30,953	$6,728	$(12,127)	52,944

Depreciation and amortization					25,287
Interest income					(32)
Interest expense					17,169

Income before income tax provision					$10,520

For the Six Months Ended June 30, 2010

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated

Revenue from external customers
Claims management	$95,652	$—	$—	$—	$95,652
Payment services	113,324	—	—	—	113,324
Patient statements	—	132,294	—	—	132,294
Revenue cycle management	—	83,791	—	—	83,791
Dental	—	15,884	—	—	15,884
Pharmacy services	—	—	39,623	—	39,623
Inter-segment revenues	1,554	158	—	(1,712)	—

Net revenue	210,530	232,127	39,623	(1,712)	480,568
Costs and expenses:
Cost of operations	137,024	143,075	13,979	(1,648)	292,430
Development and engineering	6,064	7,664	3,520	—	17,248
Sales, marketing, general and administrative	12,989	13,523	3,061	22,789	52,362

Segment contribution	$54,453	$67,865	$19,063	$(22,853)	118,528

Depreciation and amortization					57,053
Interest income					(8)
Interest expense					31,584
Other loss					(1,770)

Income before income tax provision					$31,669

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited and amounts in thousands, except share and per share amounts)

For the Six Months Ended June 30, 2009

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated

Revenue to external customers
Claims management	$91,368	$—	$—	$—	$91,368
Payment services	103,088	—	—	—	103,088
Patient statements	—	137,464	—	—	137,464
Revenue cycle management	—	75,783	—	—	75,783
Dental	—	15,712	—	—	15,712
Pharmacy services	—	—	21,011	—	21,011
Inter-segment revenue	137	972	—	(1,109)	—

Net revenue	194,593	229,931	21,011	(1,109)	444,426
Costs and expenses:
Cost of operations	122,288	146,394	3,789	(864)	271,607
Development and engineering	5,326	6,987	2,069	—	14,382
Sales, marketing, general and administrative	12,424	15,296	2,026	21,836	51,582

Segment contribution	$54,555	$61,254	$13,127	$(22,081)	106,855

Depreciation and amortization					50,384
Interest income					(53)
Interest expense					35,111

Income before income tax provision					$21,413

17.	Accumulated Other Comprehensive (Loss) Income

The following is a summary of the accumulated other comprehensive (loss) income balances, net of taxes and noncontrolling interest, as of and for the six months ended June 30, 2010.

	Foreign	Net Losses		Accumulated
	Currency	on Cash Flow	Discontinued	Other
	Translation	Hedging	Cash Flow	Comprehensive
	Adjustment	Derivatives	Hedge	Income

Balance at December 31, 2009	$(32)	$(4,439)	$(6,727)	$(11,198)
Change associated with foreign currency translation	41	—	—	41
Change associated with current period hedging	—	(5,285)	—	(5,285)
Reclassification into earnings	—	8,335	1,991	10,326

Balance at June 30, 2010	$9	$(1,389)	$(4,736)	$(6,116)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”), together with the risk factors contained in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 (“Form 10-K”) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 on file with the Securities and Exchange Commission (the “SEC”).

Unless stated otherwise or the context otherwise requires, references in this Quarterly Report to “we,” “us,” “our,” “Emdeon” and the “Company” refer to Emdeon Inc. and its subsidiaries.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read this Quarterly Report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. For further information about these and other factors that could affect our future results, please see the risk factors contained in the section titled “Risk Factors” in our Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

We deliver our solutions and operate our business in three business segments: (i) payer services, which provides solutions to commercial insurance companies, third party administrators and governmental payers; (ii) provider services, which provides services to hospitals, physicians, dentists and other healthcare providers, such as labs and home healthcare providers; and (iii) pharmacy services, which provides services to pharmacies, pharmacy benefit management companies, government agencies and other payers. Through our payer services segment, we provide payment cycle solutions, both directly and through our network of companies with which we have contracted to market and sell some of our products and services, including healthcare information system vendors, such as physician practice management system, hospital information system, payer administration system and electronic medical record vendors (“channel partners”). These payment cycle solutions simplify the administration of healthcare related to insurance eligibility and benefit verification, claims filing, payment integrity and claims and payment distribution. Additionally, we provide consulting services through our payer services segment. Through our provider services segment, we provide revenue cycle management solutions, patient billing and payment services and clinical exchange capabilities, both directly and through our channel partners, that simplify providers’ revenue cycle, reduce related costs and improve cash flow. Through our pharmacy services segment, we provide electronic prescribing services and other electronic solutions related to prescription benefit claim filing, adjudication and management.

There are a number of company-specific initiatives and industry trends that may affect our transaction volumes, revenues, cost of operations and margins. As part of our strategy, we encourage our customers to migrate from paper-based claim, patient statement, payment and other transaction processing to electronic, automated processing in order to improve efficiency. Our business is aligned with our customers to support this transition, and as they migrate from paper-based transaction processing to electronic processing, even though our revenues for an applicable customer generally will decline, our margins and profitability will typically increase. For example, because the cost of postage is included in our revenues for patient statement and payment services (which is then also deducted as a cost of operations), when our customers transition to electronic processing, our revenues and costs of operations are expected to decrease as we will no longer incur or be required to charge for postage. As another example, as our payer customers migrate to exclusive or other comprehensive management services agreements with us, which we sometimes refer to as Managed Gateway Agreements (“MGAs”), our electronic transaction volume usually increases while the rebates we pay and the per transaction rates we charge under these agreements are typically reduced.

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

In addition to our internal development efforts, we actively evaluate opportunities to improve and expand our solutions through strategic acquisitions. Our acquisition strategy focuses on identifying acquisitions that improve and streamline the healthcare revenue and payment cycle. We believe our broad customer footprint allows us to deploy acquired products and services into our installed base, which, in turn, can help to accelerate growth of our acquired businesses. We also believe our management team’s ability to identify acquisition opportunities that are complementary and synergistic to our business, and to integrate them into our existing operations with minimal disruption, will continue to play an important role in the expansion of our business and in our growth. Our success in acquiring and integrating acquired businesses into our existing operations, the associated costs of such acquisitions, including integration costs, and the operating characteristics of the acquired businesses also may impact our results of operations and margins.

We also expect to continue to be affected by general economic, regulatory and demographic factors affecting the health care industry. For several years, there has been pricing pressure in our industry, which has led (and is expected to continue to lead) to reduced prices for the same services. We have sought in the past and will continue to seek to mitigate pricing pressure by (i) providing additional value-added products and services, (ii) increasing the volume of services we provide and (iii) managing our costs. In addition, significant changes in regulatory schemes, such as the updated Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) Version 5010 standard electronic transaction code set requirements for ICD-10, American Recovery and Reinvestment Act of 2009 (“ARRA”), Patient Protection and Affordable Care Act (as amended by the Health Care and Education Reconciliation Act of 2010) (the “PPACA”) and other federal healthcare policy initiatives could impact our customers’ healthcare activities. Demographic trends affecting the healthcare industry, such as population growth and aging or continued high unemployment rates as a result of ongoing adverse economic conditions, also could affect the frequency and nature of our customers’ healthcare transactional activity. The impact of such changes could impact our revenues, cost of operations and infrastructure expenses and thereby affect our results of operations and the way we operate our business. For example, an increase in the U.S. population, if such increase is accompanied by an increase in the U.S. population that has health benefits, or the aging of the U.S. population, which requires an overall increased need for healthcare services, may result in an increase in our transaction volumes which, in turn, may increase our revenues and costs of operations. Alternatively, a continuation of the ongoing general economic downturn which reduces the number of discretionary health procedures by patients or a persistent high unemployment rate, if such unemployment rate is accompanied by a decrease in the U.S. population that has health benefits, may decrease or offset other growth in our transaction volumes, which, in turn, may adversely impact our revenues and cost of operations. For example, for the three months ended June 30, 2010, revenues for each of our payer services, provider services and pharmacy services segments were adversely affected by the impact of lower healthcare utilization trends driven by continued high unemployment and other adverse economic factors.

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

Organizational Structure

The Company is a Delaware corporation. A brief history of our organizational structure is as follows:

•	Prior to November 2006, the group of companies that comprised Emdeon Business Services (“EBS”) was owned by HLTH Corporation, currently known as “WebMD Health Corp.” (“HLTH”). EBS Master LLC (“EBS Master”) was formed by HLTH to act as a holding company for EBS. EBS Master, through its 100% owned subsidiary, Emdeon Business Services LLC (“EBS LLC”), owns EBS.

•	In September 2006, we were formed by General Atlantic LLC (“General Atlantic”) as a Delaware limited liability company for the purpose of making an investment in EBS Master. In November 2006, we acquired a 52% interest in EBS Master from HLTH (the “2006 Transaction”). HLTH retained a 48% interest in EBS Master upon closing of the 2006 Transaction.

•	In February 2008, HLTH sold its remaining 48% interest in EBS Master (the “2008 Transaction”) to affiliates of General Atlantic and Hellman & Friedman LLC (“H&F”). As a result, following the 2008 Transaction, EBS Master was owned 65.77% by affiliates of General Atlantic (including us) and 34.23% by affiliates of H&F. General Atlantic and H&F are sometimes referred to herein as the “Principal Equityholders.”

•	In connection with our initial public offering (“IPO”), we were converted into a Delaware corporation and changed our name to Emdeon Inc. in September 2008 and completed a corporate restructuring on August 5, 2009 (collectively, the “reorganization transactions”).

•	On August 11, 2009, we priced the IPO of our Class A common stock and began trading on the New York Stock Exchange (“NYSE”) under the symbol “EM”.

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

In March 2010, we acquired Healthcare Technology Management Services (“HTMS”), a consulting company focused primarily on the healthcare payer market. This acquisition allows us to assist payers in evaluating their existing information technology strategies, systems and technologies in order to help our customers implement effective solutions.

In April 2010, we exercised an option to acquire certain additional rights to specified uses of our data from HLTH. We recorded an additional amortizable intangible asset with an estimated life of approximately eight years and an obligation of approximately $6.3 million based on the present value of the scheduled annual payments through 2018.

In June 2010, we acquired all of the equity interests of Chapin Revenue Cycle Management, LLC (“Chapin”), a technology-enabled provider of hospital-based revenue cycle services. Under the terms of the purchase agreement, the purchase price consisted of: (i) $16.3 million in cash and 209,026 shares of our Class A common stock paid at closing and (ii) up to an aggregate of 627,080 additional shares of our Class A common stock that would become issuable based upon the financial performance of the acquired business for the calendar years 2010, 2011 and 2012. This acquisition will allow us to offer an added service layer designed to enhance the financial performance of institutional healthcare providers across our network, as well as strengthen our ability to drive acceleration of the hospital revenue cycle.

Our Revenues and Expenses

We generate virtually all of our revenue by providing products and services that automate and simplify business and administrative functions for payers and providers, generally on either a per transaction, per document, per communication or per member per month basis, or, in some cases, on a monthly flat-fee basis. For certain services, we may charge an implementation fee in conjunction with related setup and connection to our network and other systems. We also receive software license fees and software and hardware maintenance fees, primarily from payers who license our systems for converting paper claims into electronic ones, and occasionally, sell additional software and hardware products to such payers. Additionally, we receive consulting services fees on an hourly, and in some instances project basis, through our payer services segment.

Cost of operations consists primarily of costs related to products and services we provide to customers and costs associated with the operation and maintenance of our networks. These costs include (i) postage and materials costs related to our patient statement and payment services, (ii) rebates paid to our channel partners and (iii) data communications costs, all of which generally vary with our revenues and/or volumes. Cost of operations also includes (i) personnel costs associated with production, network operations, customer support and other personnel, (ii) facilities expenses and (iii) equipment maintenance, which vary less directly with our revenue and/or volumes due to the fixed or semi-fixed nature of these expenses.

The largest component of our cost of operations is currently postage which is primarily incurred in our patient statements and payment services businesses and which is also a component of our revenue in those businesses. Our postage costs increase as our patient statement and payment services volumes increase and also when the U.S. Postal Service increases postage rates. U.S. postage rate increases, while generally billed as pass-through costs to our customers, affect our cost of operations as a percentage of revenue. In recent years, we have offset the impact of postage rate increases through cost reductions from efficiency measures, including data communication expense reductions and production efficiencies. Though we plan to continue our efficiency measures, we may not be able to offset the impact of postage rate increases in the future and, as a result, cost of operations as a percentage of revenue may rise if postage rate increases continue. Although the U.S. Postal Service increased postal rates annually from 2006 to 2009, such annual increases may not occur as regularly in the future. For example, no postage rate increase has occurred to date or is expected in 2010.

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

Our material costs relate primarily to our patient statement and payment services volumes, and consist primarily of paper and printing costs.

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

Our corporate expense relates to personnel costs associated with management, administrative, finance, human resources, legal, marketing, public and investor relations and other corporate service functions as well as professional services, costs incurred in connection with acquisitions, certain facilities costs, advertising and promotion, insurance and other expenses related to our overall business operations. Since the IPO, we have incurred costs and we expect to incur additional costs related to operating as a public company, including additional directors’ and officers’ liability insurance, outside director compensation, additional personnel costs and Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and other compliance costs.

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

Acquisitions and Divestitures

We actively evaluate opportunities to improve and expand our business through targeted acquisitions that are consistent with our strategy. On occasion, we also may dispose of certain components of our business that no longer fit within our overall strategy. Because of our acquisition and divestiture activity, our results of operations may not be directly comparable among periods. The following summarizes our acquisition and divestiture transactions from January 1, 2009 through June 30, 2010 and the affected segments:

Date	Business	Description	Affected Segment

Acquisitions:

June 2009	The Sentinel Group	Fraud and abuse management solutions	Payer
July 2009	eRx Network, L.L.C. (“eRx”)	Electronic pharmacy healthcare solutions	Pharmacy
October 2009 and April 2010	Data Rights	Acquired certain additional rights to specified uses of data from HLTH	N/A
January 2010	FVTech	Electronic data conversion and management solutions	Provider; Payer
March 2010	HTMS	Consulting solutions	Payer
June 2010	Chapin	Hospital-based revenue cycle services	Provider

Divestiture:

October 2009	Control-o-Fax	Office supplies and print services	Provider

For certain of our acquisitions, we agreed to transfer additional consideration to the sellers of the acquired businesses in the event that specified performance measures are achieved. U.S. generally accepted accounting principles generally require us to recognize the initial fair value of the expected amount to be paid under such contingent consideration arrangements as a component of the total consideration transferred. Subsequent changes in the fair value of the amounts expected to be paid, however, are required to be recognized as a component of net income. Such changes in fair value may occur based on changes in the expected timing or amount of payments or the effect of discounting the liability for the time value of money. During the three months ended June 30, 2010, we recognized a gain of $2.1 million related to changes in fair value of contingent consideration.

Income Taxes

Our statutory federal and state income tax rate generally ranges from 38% to 40%. Several factors, however, can affect the Company’s effective tax rate for particular periods. Among these factors are the following items:

•	Valuation allowance changes — We record valuation allowances or reverse existing valuation allowances related to assumed future income tax benefits depending on circumstances and factors related to our business. During the three months and six months ended June 30, 2010, the Company recognized an increase in income tax expense of approximately $1.4 million and $5.8 million, respectively, related to changes in valuation allowances. Conversely, during the three months and six months ended June 30, 2009, we recognized a reduction in income tax expense of approximately $12.8 million and $10.4 million, respectively, related to changes in valuation allowances.

•	Changes in our book and tax basis in EBS Master — Certain items, including certain equity-based compensation, other comprehensive income and income of corporate consolidated subsidiaries of EBS Master, affect our book basis in EBS Master without similarly affecting our tax basis in EBS Master.

•	Changes in apportioned state income tax rate — Changes in our operations also may cause our apportioned state income tax rate to change from period to period. Such rate changes may require adjustment to our existing deferred income tax assets and liabilities that have been recorded primarily as a result of our investment in EBS Master, as well as the 2006 Transaction and 2008 Transaction.

Stock-Based and Equity-Based Compensation Expense

Prior to the IPO, certain of our employees and directors participated in one of two equity-based compensation plans — the Amended and Restated EBS Executive Equity Incentive Plan (the “EBS Equity Plan”) and the Amended and Restated EBS Incentive Plan (the “EBS Phantom Plan”). In connection with the IPO, outstanding awards under the EBS Phantom Plan were converted into awards under the Emdeon Inc. 2009 Equity Incentive Plan adopted by the Company’s stockholders in July 2009 (the “2009 Plan”) and outstanding awards under the EBS Equity Plan were converted into units of membership interest in EBS Master (“EBS Units”) that are governed by individual agreements with certain directors and members of executive management, as well as awards under the 2009 Plan. The EBS Equity Plan consisted of a class of non-voting EBS Master equity units called “Grant Units”. The Grant Units represented profits interests in EBS Master and appreciated with increases in value of EBS Master. The EBS Phantom Plan was designed to allow individual employees to participate economically in the future growth and value creation at EBS LLC. Each participant received a specified number of units in the EBS Phantom Plan called “Phantom Units”. These Phantom Units appreciated with increases in value of EBS Master. These Phantom Units did not give employees an ownership interest in the Company and had no voting rights.

We incurred stock-based and equity-based compensation expense of $7.8 million and $8.9 million during the six months ended June 30, 2010 and 2009, respectively. Comparability among the respective periods has been impacted by the following factors:

•	Change in the estimated fair value of liability awards. All equity-based awards granted under the EBS Equity Plan and EBS Phantom Plan prior to the second quarter of 2009 were classified as liabilities due to certain repurchase features. As liabilities, we were required to adjust the equity-based awards to fair value at the end of each quarter. The fair value of these liabilities generally fluctuated with the value of the underlying EBS Units.

•	Modification of equity-based awards. In June 2009, we modified the repurchase features of all Grant Units previously granted under the EBS Equity Plan. Following this modification, all Grant Units were reclassified as equity awards. Immediately prior to this reclassification, we adjusted the value of these Grant Units to their fair value. In addition to a change in estimate recognized at the modification date, we also began recognizing compensation expense prospectively based on the increased fair value of these Grant Units at the modification date as compared to the fair value of such awards at June 30, 2009.

•	Conversion in connection with the IPO. In connection with the IPO and reorganization transactions, the Phantom Units were converted into shares of our Class A common stock, restricted Class A common stock units and options to purchase shares of our Class A common stock under the 2009 Plan. As a result of the IPO and this conversion, in addition to a change in estimate recognized at the IPO date, we also began recognizing compensation expense prospectively based on the increased fair value of these Phantom Units at the IPO date as compared to the fair value of the Phantom Units at June 30, 2009.

•	Additional 2009 Plan Grants. On and since the IPO date, we have granted restricted Class A common stock units and options to purchase shares of our Class A common stock to certain of our employees and directors.

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

We believe there have been no significant changes during the six months ended June 30, 2010 to the items we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Results of Operations

The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2010 and 2009, respectively.

	Three Months		Three Months		Six Months		Six Months
	Ended		Ended		Ended		Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
		% of		% of		% of		% of
	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Revenue(1)

Revenues(2)
Payer Services	$107,360	44.1%	$99,066	44.1%	$210,530	43.8%	$194,593	43.8%
Provider Services	116,754	48.0	115,289	51.3	232,127	48.3	229,931	51.7
Pharmacy Services	19,927	8.2	10,762	4.8	39,623	8.2	21,011	4.7
Eliminations	(752)	(0.3)	(576)	(0.3)	(1,712)	(0.4)	(1,109)	(0.2)

Total revenues	243,289	100.0	224,541	100.0	480,568	100.0	444,426	100.0
Costs of operations
Payer Services	70,208	65.4	62,412	63.0	137,024	65.1	122,288	62.8
Provider Services	71,702	61.4	72,961	63.3	143,075	61.6	146,394	63.7
Pharmacy Services	7,254	36.4	1,940	18.0	13,979	35.3	3,789	18.0
Eliminations	(720)		(444)		(1,648)		(864)

Total costs of operations	148,444	61.0	136,869	61.0	292,430	60.9	271,607	61.1

Development and engineering
Payer Services	3,050	2.8	2,694	2.7	6,064	2.9	5,326	2.7
Provider Services	3,840	3.3	3,565	3.1	7,664	3.3	6,987	3.0
Pharmacy Services	1,805	9.1	1,046	9.7	3,520	8.9	2,069	9.8
Eliminations	—		—		—		—

Total development and engineering	8,695	3.6	7,305	3.3	17,248	3.6	14,382	3.2

Sales, marketing, general and admin
Payer Services	6,115	5.7	6,570	6.6	12,989	6.2	12,424	6.4
Provider Services	6,712	5.7	7,810	6.8	13,523	5.8	15,296	6.7
Pharmacy Services	1,503	7.5	1,048	9.7	3,061	7.7	2,026	9.6
Eliminations	(32)		(132)		(64)		(243)

Total sales, marketing, general and admin excluding corporate	14,298	5.9	15,296	6.8	29,509	6.1	29,503	6.6

Income from segment operations	71,852	29.5	65,071	29.0	141,381	29.4	128,934	29.0
Corporate expense	11,945	4.9	12,127	5.4	22,853	4.8	22,079	5.0
Depreciation and amortization	29,278	12.0	25,287	11.3	57,053	11.9	50,384	11.3

Operating income	30,629	12.6	27,657	12.3	61,475	12.8	56,471	12.7
Interest income	(5)	(0.0)	(32)	(0.0)	(8)	(0.0)	(53)	(0.0)
Interest expense	15,919	6.5	17,169	7.6	31,584	6.6	35,111	7.9
Other (gain) loss	(2,060)	(0.8)	—	—	(1,770)	(0.4)	—	—

Income before income tax provision	16,775	6.9	10,520	4.7	31,669	6.6	21,413	4.8
Income tax provision	9,520	3.9	(3,963)	(1.8)	20,152	4.2	3,640	0.8

Net income	7,255	3.0%	14,483	6.5%	11,517	2.4%	17,773	4.0%
Net income attributable to noncontrolling interest	3,026		2,044		5,399		4,116

Net income attributable to Emdeon Inc.	$4,229		$12,439		$6,118		$13,657

(1)	All references to percentage of revenues for expense components refer to the percentage of revenues for such segment.

(2)	See “Note 16-Segment Reporting” to our unaudited condensed consolidated financial statements for further detail of our revenues within each reportable segment.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues

Our total revenues were $243.3 million for the three months ended June 30, 2010 as compared to $224.5 million for the three months ended June 30, 2009, an increase of approximately $18.7 million, or 8.3%.

On an overall basis, revenues for our payer services, provider services and pharmacy services segments were adversely affected during the three months ended June 30, 2010 as compared to the prior year period by the impact of lower healthcare utilization driven by continued high unemployment and other adverse economic factors. Additional factors affecting our various product line revenues are described in the following paragraphs.

Our payer services segment revenue is summarized by product line in the following table:

	June 30,	June 30,
	2010	2009	$ Change

Claims management	$50,176	$46,256	$3,920
Payment services	56,504	52,742	3,762
Intersegment revenue	680	68	612

	$107,360	$99,066	$8,294

Claims management revenues for the three months ended June 30, 2010 increased by approximately $3.9 million, or 8.5%, from the three months ended June 30, 2009 primarily due to the inclusion of the FVTech and HTMS revenues during the current year period following the acquisitions of FVTech in January 2010 and HTMS in March 2010, as well as increased payment integrity revenue. This increase in revenue was partially offset by the impact of market pricing pressures on our average transaction rates. Payment services revenues for the three months ended June 30, 2010 increased by approximately $3.8 million, or 7.1%, as compared to the prior year period. This increase was primarily driven by new sales and implementations, as well as the impact of the U.S. postage rate increase effective in May 2009. Additionally, all payer services segment revenues were adversely affected by the impact of lower healthcare utilization during the three months ended June 30, 2010.

Our provider services segment revenue is summarized by product line in the following table:

	June 30,	June 30,
	2010	2009	$ Change

Patient statements	$65,705	$68,792	$(3,087)
Revenue cycle management	43,030	38,037	4,993
Dental	7,947	7,952	(5)
Intersegment revenue	72	508	(436)

	$116,754	$115,289	$1,465

Patient statements revenues for the three months ended June 30, 2010 decreased by approximately $3.1 million, or 4.5%, primarily due to the sale of our office supplies and print services business in October 2009 and customer attrition. This decrease was partially offset by new sales and implementations and the impact of the U.S. postage rate increase in May 2009. Revenue cycle management revenues for the three months ended June 30, 2010 increased by approximately $5.0 million, or 13.1%, primarily from new sales and implementations, including a license of data to a provider customer. Dental revenues for the three months ended June 30, 2010 were generally consistent with those reflected in the comparable prior year period. Additionally, all provider services segment revenues were adversely affected by the impact of lower healthcare utilization during the three months ended June 30, 2010.

Our pharmacy services segment revenues were $19.9 million for the three months ended June 30, 2010 as compared to $10.8 million for the three months ended June 30, 2009, an increase of approximately $9.2 million, or 85.2%. This increase was primarily due to our acquisition of eRx in July 2009 and new sales and implementations, partially offset by the impact of lower healthcare utilization during the three months ended June 30, 2010.

Cost of Operations

Our total cost of operations was $148.4 million for the three months ended June 30, 2010 as compared to $136.9 million for the three months ended June 30, 2009, an increase of approximately $11.6 million, or 8.5%.

Our cost of operations for our payer services segment was approximately $70.2 million for the three months ended June 30, 2010 as compared to $62.4 million for the three months ended June 30, 2009, an increase of approximately $7.8 million, or 12.5%. As a percentage of revenue, our payer services cost of operations increased to 65.4% for the three months ended June 30, 2010 as compared to 63.0% for the three months ended June 30, 2009. Cost of operations for our payer services segment includes approximately $0.5 million and $0.9 million of equity-based compensation for the three months ended June 30, 2010 and 2009, respectively. The increase in our payers services cost of operations is primarily due to revenue growth in payment services, including increased postage costs resulting from the U.S. postage rate increase effective in May 2009, and the inclusion of revenue and associated costs of The Sentinel Group, FVTech and HTMS businesses which were acquired in June 2009, January 2010 and March 2010, respectively. The increase as a percentage of revenue was primarily due to changes in revenue mix between our payment services solutions and recently acquired businesses, which generally have higher cost of operations, and claims management services, which generally have lower cost of operations.

Our cost of operations for our provider services segment was $71.7 million for the three months ended June 30, 2010 as compared to $73.0 million for the three months ended June 30, 2009, a decrease of approximately $1.3 million, or 1.7%. As a percentage of revenue, our provider services segment cost of operations decreased to 61.4% for the three months ended June 30, 2010 as compared to 63.3% for the three months ended June 30, 2009. Cost of operations for our provider services segment includes approximately $0.4 million and $0.2 million of equity-based compensation for the three months ended June 30, 2010 and 2009, respectively. The decrease in our provider services cost of operations and as a percentage of revenue is primarily due to changes in revenue mix between our patient statements services, which generally have higher cost of operations, and revenue cycle management services, which generally have lower cost of operations.

Our cost of operations for our pharmacy services segment was $7.3 million for the three months ended June 30, 2010 as compared to $1.9 million for the three months ended June 30, 2009, an increase of approximately $5.3 million, or 273.9%. This increase is primarily related to the inclusion of the revenues and associated costs of the eRx business following the eRx acquisition in July 2009.

Development and Engineering Expense

Our total development and engineering expense was $8.7 million for the three months ended June 30, 2010 as compared to $7.3 million for the three months ended June 30, 2009, an increase of approximately $1.4 million, or 19.0%. Development and engineering expense includes approximately $0.4 million and $0.0 million of equity-based compensation for the three months ended June 30, 2010 and 2009, respectively. In addition to equity-based compensation, the increase is primarily related to increased product development activity in our payer services and provider services segments and the inclusion of the product development infrastructures associated with our eRx and FVTech acquisitions in July 2009 and January 2010, respectively.

Sales, Marketing, General and Administrative Expense (Excluding Corporate Expense)

Our total sales, marketing, general and administrative expense (excluding corporate expense) was $14.3 million for the three months ended June 30, 2010 as compared to $15.3 million for the three months ended June 30, 2009, a decrease of approximately $1.0 million, or 6.5%.

Our sales, marketing, general and administrative expense for our payer services segment was approximately $6.1 million for the three months ended June 30, 2010 as compared to $6.6 million for the three months ended June 30, 2009, a decrease of approximately $0.5 million, or 6.9%. Sales, marketing, general and administrative expense for our payer services segment includes approximately $0.6 million and $1.3 million of equity-based compensation for the three months ended June 30, 2010 and 2009, respectively. The decrease in our payer services sales, marketing, general and administrative expense is primarily due to the lower equity-based compensation, partially offset by the inclusion of the infrastructures associated with The Sentinel Group and FVTech acquisitions in June 2009 and January 2010, respectively.

Our sales, marketing, general and administrative expense for our provider services segment was approximately $6.7 million for the three months ended June 30, 2010 as compared to $7.8 million for the three months ended June 30, 2009, a decrease of approximately $1.1 million, or 14.1%. Sales, marketing, general and administrative expense for our provider services segment includes approximately $0.4 million and $0.8 million of equity-based compensation for the three months ended June 30, 2010 and 2009, respectively. The decrease in our provider services sales, marketing, general and administrative expense is primarily due to the lower equity-based compensation and efficiency measures, which reduced compensation costs as compared to the prior year period.

Our sales, marketing, general and administrative expense for our pharmacy services segment was approximately $1.5 million for the three months ended June 30, 2010 as compared to $1.0 million for the three months ended June 30, 2009, an increase of approximately $0.5 million, or 43.4%. This increase is primarily related to the inclusion of the infrastructure associated with the eRx acquisition in July 2009.

Corporate Expense

Our corporate expense was $11.9 million for the three months ended June 30, 2010 as compared to $12.1 million for the three months ended June 30, 2009, a decrease of approximately $0.2 million, or 1.5%. Corporate expense includes approximately $1.7 million and $3.2 million of equity-based compensation for the three months ended June 30, 2010 and 2009, respectively. Excluding this equity-based compensation, corporate expense was $10.3 million for the three months ended June 30, 2010 as compared to $8.9 million for the three months ended June 30, 2009, an increase of approximately $1.4 million, or 15.2%. The increase in the current year period was primarily due to incremental costs associated with the infrastructure required to operate as a public company, such as increased directors and officers’ insurance costs, increased compliance costs and additional finance, legal and other personnel costs. This increase was partially offset by the impact of a reduction in scheduled rent payments under our former corporate office lease.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $29.3 million for the three months ended June 30, 2010 as compared to $25.3 million for the three months ended June 30, 2009, an increase of approximately $4.0 million, or 15.8%. This increase was primarily due to depreciation of property and equipment placed in service subsequent to June 30, 2009, as well as additional depreciation and amortization expense related to acquisition method adjustments associated with technology and intangible assets acquired in connection with: (i) the eRx, FVTech and HTMS acquisitions in July 2009, January 2010 and March 2010, respectively; and (ii) our acquisition from HLTH of certain additional rights to specified uses of our data in October 2009 and April 2010.

Interest Expense

Our interest expense was $15.9 million for the three months ended June 30, 2010 as compared to $17.2 million for the three months ended June 30, 2009, a decrease of approximately $1.3 million, or 7.3%. This decrease is primarily due to a scheduled decrease in the notional amount of our interest rate swap agreement of approximately $123.6 million that occurred on December 31, 2009 which caused less of our debt to be subject to the higher fixed rate of our interest rate swap agreement during the three months ended June 30, 2010.

Income Taxes

Our income tax expense was $9.5 million for the three months ended June 30, 2010 as compared to an income tax benefit of $4.0 million for the three months ended June 30, 2009, an increase of approximately $13.5 million, or 340.2%. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to the change in our book basis versus tax basis of our investment in EBS Master, including the effect of income allocated to a noncontrolling interest, valuation allowance changes, state income tax rate changes and the impact of other permanent differences relative to pre-tax income. During the three months ended June 30, 2010, the Company recognized an increase in income tax expense of approximately $1.4 million related to changes in valuation allowances.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues

Our total revenues were $480.6 million for the six months ended June 30, 2010 as compared to $444.4 million for the six months ended June 30, 2009, an increase of approximately $36.1 million, or 8.1%.

On an overall basis, revenues for our payer services, provider services and pharmacy services segments for the six months ended June 30, 2010 were adversely affected, primarily during the three months ended June 30, 2010, as compared to the prior year period by the impact of lower healthcare utilization driven by continued high unemployment and other adverse economic factors. Additional factors affecting our various product line revenues are described in the following paragraphs.

Our payer services segment revenue is summarized by product line in the following table:

	June 30,	June 30,
	2010	2009	$ Change

Claims management	$95,652	$91,368	$4,284
Payment services	113,324	103,088	10,236
Intersegment revenue	1,554	137	1,417

	$210,530	$194,593	$15,937

Claims management revenues for the six months ended June 30, 2010 increased by approximately $4.3 million, or 4.7%, from the six months ended June 30, 2009 primarily due to the inclusion of the FVTech and HTMS revenues during the current year period following the acquisitions of FVTech in January 2010 and HTMS in March 2010, as well as increased payment integrity revenue. This increase in revenue was partially offset by the impact of market pricing pressures on our average transaction rates and by volume impacts from weather conditions and a milder than expected flu season in the first quarter of 2010. Payment services revenues for the six months ended June 30, 2010 increased by approximately $10.2 million, or 9.9% as compared to the prior year period. This increase was primarily driven by new sales and implementations, as well as the impact of the U.S. postage rate increase effective in May 2009. Additionally, all payer services segment revenues were adversely affected by the impact of lower healthcare utilization primarily during the three months ended June 30, 2010.

Our provider services segment revenue is summarized by product line in the following table:

	June 30,	June 30,
	2010	2009	$ Change

Patient statements	$132,294	$137,464	$(5,170)
Revenue cycle management	83,791	75,783	8,008
Dental	15,884	15,712	172
Intersegment revenue	158	972	(814)

	$232,127	$229,931	$2,196

Patient statements revenues for the six months ended June 30, 2010 decreased by approximately $5.2 million, or 3.8%, primarily due to the sale of our office supplies and print services business in October 2009 and customer attrition. This decrease was partially offset by new sales and implementations and the impact of the U.S. postage rate increase in May 2009. Revenue cycle management revenues for the six months ended June 30, 2010 increased by approximately $8.0 million, or 10.6%, primarily from new sales and implementations, partially offset by the impact of weather conditions and the mild flu season in the first quarter of 2010. Dental revenues for the six months ended June 30, 2010 were generally consistent with those reflected in the comparable prior year period. Additionally, all provider services segment revenues were adversely affected by the impact of lower healthcare utilization primarily during the three months ended June 30, 2010.

Our pharmacy services segment revenues were $39.6 million for the six months ended June 30, 2010 as compared to $21.0 million for the six months ended June 30, 2009, an increase of approximately $18.6 million, or 88.6%. This increase was primarily due to our acquisition of eRx in July 2009 and new sales and implementations, partially offset by the impact of lower healthcare utilization primarily during the three months ended June 30, 2010.

Cost of Operations

Our total cost of operations was $292.4 million for the six months ended June 30, 2010 as compared to $271.6 million for the six months ended June 30, 2009, an increase of approximately $20.8 million, or 7.7%.

Our cost of operations for our payer services segment was approximately $137.0 million for the six months ended June 30, 2010 as compared to $122.3 million for the six months ended June 30, 2009, an increase of approximately $14.7 million, or 12.1%. As a percentage of revenue, our payer services cost of operations increased to 65.1% for the six months ended June 30, 2010 as compared to 62.8% for the six months ended June 30, 2009. Cost of operations for our payer services segment includes approximately $1.1 million and $1.3 million of equity-based compensation for the six months ended June 30, 2010 and 2009, respectively. The increase in our payer services cost of operations is primarily due to revenue growth in payment services, including increased postage costs resulting from the U.S. postage rate increase effective in May 2009, and the inclusion of revenue and associated costs of The Sentinel Group, FVTech and HTMS businesses which were acquired in June 2009, January 2010 and March 2010, respectively. The increase as a percentage of revenue was primarily due to changes in revenue mix between our payment services solutions and recently acquired businesses, which generally have higher cost of operations, and claims management services, which generally have lower cost of operations.

Our cost of operations for our provider services segment was $143.1 million for the six months ended June 30, 2010 as compared to $146.4 million for the six months ended June 30, 2009, a decrease of approximately $3.3 million, or 2.3%. As a percentage of revenue, our provider services segment cost of operations decreased to 61.6% for the six months ended June 30, 2010 as compared to 63.7% for the six months ended June 30, 2009. Cost of operations for our provider services segment includes approximately $0.5 million and $0.2 million of equity-based compensation for the six months ended June 30, 2010 and 2009, respectively. The decrease in our provider services cost of operations and as a percentage of revenue is primarily due to changes in revenue mix between our patient statements services, which generally have higher cost of operations, and revenue cycle management services, which generally have lower cost of operations.

Our cost of operations for our pharmacy services segment was $14.0 million for the six months ended June 30, 2010 as compared to $3.8 million for the six months ended June 30, 2009, an increase of approximately $10.2 million, or 268.9%. This increase is primarily related to the inclusion of the revenues and associated costs of the eRx business following the eRx acquisition in July 2009.

Development and Engineering Expense

Our total development and engineering expense was $17.2 million for the six months ended June 30, 2010 as compared to $14.4 million for the six months ended June 30, 2009, an increase of approximately $2.9 million, or 19.9%. Development and engineering expense includes approximately $0.7 million and

$0.1 million of equity-based compensation for the six months ended June 30, 2010 and 2009, respectively. In addition to equity-based compensation, the increase is primarily related to increased product development activity in our payer services and provider services segments and the inclusion of the product development infrastructures associated with our eRx and FVTech acquisitions in July 2009 and January 2010, respectively.

Sales, Marketing, General and Administrative Expense (Excluding Corporate Expense)

Our total sales, marketing, general and administrative expense (excluding corporate expense) was $29.5 million for both the six months ended June 30, 2010 and six months ended June 30, 2009.

Our sales, marketing, general and administrative expense for our payer services segment was approximately $13.0 million for the six months ended June 30, 2010 as compared to $12.4 million for the six months ended June 30, 2009, an increase of approximately $0.6 million, or 4.5%. Sales, marketing, general and administrative expense for our payer services segment includes approximately $1.1 million and $1.8 million of equity-based compensation for the six months ended June 30, 2010 and 2009, respectively. The increase in our payer services sales, marketing, general and administrative expense is primarily due to the inclusion of the infrastructures associated with The Sentinel Group, FVTech and HTMS acquisitions in June 2009, January 2010 and March 2010, respectively. This increase was partially offset by the lower equity-based compensation expense.

Our sales, marketing, general and administrative expense for our provider services segment was approximately $13.5 million for the six months ended June 30, 2010 as compared to $15.3 million for the six months ended June 30, 2009, a decrease of approximately $1.8 million, or 11.6%. Sales, marketing, general and administrative expense for our provider services segment includes approximately $0.8 million and $1.1 million of equity-based compensation for the six months ended June 30, 2010 and 2009, respectively. The decrease in our provider services sales, marketing, general and administrative expense is primarily due to the lower equity-based compensation expense and efficiency measures, which reduced compensation costs as compared to the prior year period.

Our sales, marketing, general and administrative expense for our pharmacy services segment was approximately $3.1 million for the six months ended June 30, 2010 as compared to $2.0 million for the six months ended June 30, 2009, an increase of approximately $1.1 million, or 51.1%. This increase is primarily related to the inclusion of the infrastructure associated with the eRx acquisition in July 2009.

Corporate Expense

Our corporate expense was $22.9 million for the six months ended June 30, 2010 as compared to $22.1 million for the six months ended June 30, 2009, an increase of approximately $0.8 million, or 3.5%. Corporate expense includes approximately $3.5 million and $4.5 million of equity-based compensation for the six months ended June 30, 2010 and 2009, respectively. Excluding this equity-based compensation, corporate expense was $19.4 million for the six months ended June 30, 2010 as compared to $17.6 million for the six months ended June 30, 2009, an increase of approximately $1.8 million, or 9.9%. The increase in the current year period was primarily due to incremental costs associated with the infrastructure required to operate as a public company, such as increased directors and officers’ insurance costs, increased compliance costs and additional finance, legal and other personnel costs. Additionally, corporate expense includes legal and other professional fees incurred in connection with our acquisitions, the number and costs of which increased for the six months ended June 30, 2010 as compared to the prior year period. These increases were partially offset by a change in estimate of our tax receivable obligations which reduced corporate expense for the six months ended June 30, 2010 by approximately $1.5 million and the impact of a reduction in scheduled rent payments under our former corporate office lease.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $57.1 million for the six months ended June 30, 2010 as compared to $50.4 million for the six months ended June 30, 2009, an increase of approximately $6.7 million, or 13.2%. This increase was primarily due to depreciation of property and equipment placed in service subsequent to June 30, 2009, as well as additional depreciation and amortization expense related to acquisition method adjustments associated with technology and intangible assets acquired in connection with: (i) the eRx, FVTech and HTMS acquisitions in July 2009, January 2010 and March 2010, respectively; and (ii) our acquisition from HLTH of certain additional rights to specified uses of our data in October 2009 and April 2010.

Interest Expense

Our interest expense was $31.6 million for the six months ended June 30, 2010 as compared to $35.1 million for the six months ended June 30, 2009, a decrease of approximately $3.5 million, or 10.0%. This decrease was primarily due to a scheduled decrease in the notional amount of our interest rate swap agreement of approximately $123.6 million that occurred on December 31, 2009 which caused less of our debt to be subject to the higher fixed rate of our interest rate swap agreement during the six months ended June 30, 2010.

Income Taxes

Our income tax expense was $20.2 million for the six months ended June 30, 2010 as compared to $3.6 million for the six months ended June 30, 2009, an increase of approximately $16.5 million. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to the change in our book basis versus tax basis of our investment in EBS Master, including the effect of income allocated to a noncontrolling interest, valuation allowance changes, state income tax rate changes and the impact of other permanent differences relative to pre-tax income. During the six months ended June 30, 2010, the Company recognized an increase in income tax expense of approximately $5.8 million related to changes in valuation allowances.

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

We have financed our operations primarily through cash provided by operating activities, private sales of EBS Units to the Principal Equityholders, borrowings under our credit agreements and the IPO. We believe that our existing cash on hand, the net proceeds from the IPO, cash generated from operating activities and available borrowings under our revolving credit agreement ($46.9 million as of June 30, 2010) will be sufficient to service our existing debt, finance internal growth, fund capital expenditures and fund small to mid-size acquisitions. As of June 30, 2010, we had cash and cash equivalents of $216.5 million as compared to $212.0 million as of December 31, 2009.

Our cash balances in the future may be reduced if we expend our cash on capital expenditures, future acquisitions or elect to make optional prepayments under our credit agreements. In addition, if as a result of the current conditions in the credit markets, any of the lenders participating in our revolving credit agreement become insolvent, it may make it more difficult for us to borrow under our revolving credit agreement, which could adversely affect our liquidity. Credit market instability also may make it more difficult for us to obtain additional financing or refinance our existing credit facilities in the future on acceptable terms or at all. If we were unable to obtain such additional financing when needed or were unable to refinance our credit facilities, our financial condition and results of operations could be materially and adversely affected.

Cash Flows

Operating Activities

Cash provided by operations for the six months ended June 30, 2010 was $89.1 million as compared to $76.7 million for the six months ended June 30, 2009. This $12.4 million increase is related primarily to business growth and lower interest payments on our debt.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2010 was $80.8 million as compared to $22.6 million for the six months ended June 30, 2009. This increase is primarily due to the acquisitions of FVTech in January 2010, HTMS in March 2010 and Chapin in June 2010, as well as increased capital expenditures due to the timing and extent of efficiency measures and product development and other projects as compared to the prior year period.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2010 was $3.9 million as compared to $29.6 million for the six months ended June 30, 2009. During the six months ended June 30, 2009, in addition to scheduled principal payments, we also paid amounts previously borrowed under our revolving credit facility and made an optional principal payment under our first lien credit agreement.

Credit Facilities

In November 2006, our subsidiary, EBS LLC, entered into the first lien credit agreement, which we refer to as the “First Lien Credit Agreement,” and the second lien credit agreement, which we refer to as the “Second Lien Credit Agreement.” Together, we refer to the First Lien Credit Agreement and the Second Lien Credit Agreement as the “Credit Agreements.” The First Lien Credit Agreement provided us $805.0 million of total available financing, consisting of a secured $755.0 million term loan facility and a secured $50.0 million revolving credit facility. The revolving credit facility provides for the issuance of standby letters of credit, in an aggregate face amount at any time not in excess of $12.0 million. The issuance of standby letters of credit reduces the available capacity under our revolving credit facility. In addition, under the terms of the First Lien Credit Agreement, we can borrow up to an additional $200.0 million in incremental term loans and increase the available capacity under the revolving credit facility by $25.0 million, provided that the aggregate amount of such increases may not exceed $200.0 million. There were no borrowings on our revolving credit facility as of June 30, 2010.

Borrowings outstanding under the First Lien Credit Agreement amounted to $682.6 million as of June 30, 2010, and currently bear interest, at our option, at either an adjusted LIBOR rate plus 2.00% or the lenders’ alternate base rate plus 1.00%, or a combination of the two. Not including optional prepayments, we are generally required to make quarterly principal payments of approximately $1.8 million on the term loan facilities of the First Lien Credit Agreement through 2013.

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

Our Second Lien Credit Agreement is a term loan facility with an aggregate principal amount of $170.0 million, which was the amount outstanding as of June 30, 2010. Borrowings outstanding under the Second Lien Credit Agreement currently bear interest, at our option, at either an adjusted LIBOR rate plus 5.00% or the lenders’ alternate base rate plus 4.00%, or a combination of the two. We are required to make quarterly interest payments. Although we are permitted to prepay the loans under our Second Lien Credit Agreement at any time, the terms of our First Lien Credit Agreement restrict our ability to make such prepayments to the amount of previous years’ retained excess cash flow (as defined under the Credit Agreements) and only if our total leverage ratio is 4.0:1 or better.

The revolving portion of the First Lien Credit Agreement matures in November 2012 and the term loan matures in November 2013. The Second Lien Credit Agreement matures in May 2014. We anticipate refinancing our Credit Agreements prior to or as of their maturity dates. Given the state of the current credit environment resulting from, among other things, ongoing adverse economic conditions, we cannot be certain that we will be successful in our refinancing efforts on acceptable terms or at all, which could have an adverse effect on our liquidity and results of operations.

The obligations of EBS LLC under the Credit Agreements are unconditionally guaranteed by EBS Master and all of its subsidiaries and are secured by liens on substantially all of EBS Master’s assets, including the stock of its subsidiaries.

As of June 30, 2010, total borrowings outstanding under the Credit Agreements amounted to $852.6 million (before unamortized debt discount of $47.1 million primarily related to the adjustment of our long-term debt to fair value in connection with the 2008 Transaction). Under the revolving portion of our First Lien Credit Agreement, net of $3.1 million of outstanding but undrawn letters of credit issued, we had $46.9 million in available borrowing capacity at June 30, 2010.

During the six months ended June 30, 2010, the weighted average cash interest rate of our borrowings under our Credit Agreements was approximately 4.9%. Approximately $354.7 million of our weighted average debt outstanding during the period was subject to a fixed interest rate of 4.94% under our interest rate swap agreement.

Covenants

The Credit Agreements require us to satisfy specified financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as set forth in the Credit Agreements. The minimum interest coverage ratio permitted was 2.5:1.0 at June 30, 2010 and increases at varying intervals over time until October 1, 2011, at which time it is fixed at 3.5:1.0. At June 30, 2010, we estimate our interest coverage ratio as defined under the Credit Agreements to be approximately 5.7 to 1.0. The maximum total leverage ratio permitted was 4.25:1.0 at June 30, 2010 and declines at varying intervals over time until October 1, 2011, at which time it is fixed at 3.0:1.0. At June 30, 2010, we estimate our total leverage ratio to be approximately 3.3 to 1.0 which, under the terms of the Credit Agreements, reflected only $35.0 million of the cash on our balance sheet at June 30, 2010 as a reduction of our net debt.

The Credit Agreements also limit us with respect to amounts we may spend on capital expenditures. As defined in the Credit Agreements, capital expenditures exclude certain items such as the expenditures made with the retained portion of excess cash flow, replacement of property and equipment, additions funded with equity offering proceeds and additions funded with proceeds of asset sales. The limitation varies based on certain base expenditure levels included in the Credit Agreements and the amount of unused capital expenditures from the previous calendar year, if any, as well as allowable amounts transferred from future year expenditure limits. For the year ending December 31, 2010, our capital expenditures (as defined under the Credit Agreements) are limited to approximately $60.5 million including allowable transfers from 2011. For the years ending December 31, 2011 and 2012, our capital expenditures are limited to $41.0 million and $42.0 million, respectively, excluding any carryovers from previous years and allowable transfers from future years. During 2010, in addition to our normal level of capital expenditures, we currently expect to incur up to $20.0 to $25.0 million to replace our primary data center in Nashville, Tennessee and approximately $12.0 to $15.0 million for equipment upgrades in our patient statements business. A portion of these additional capital expenditures may extend into 2011 depending on timing of the projects.

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

As of June 30, 2010, we were in compliance with all of the financial and other covenants under the Credit Agreements.

The Credit Agreements do not contain provisions that would accelerate the maturity date of the loans under the Credit Agreement upon a downgrade in our credit ratings. However, a downgrade in our credit ratings could adversely affect our ability to obtain other capital sources in the future and could increase our cost of borrowings.

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

Commitments and Contingencies

The Form 10-K discloses certain commitments and contractual obligations that existed as of December 31, 2009. During the six months ended June 30, 2010, we acquired FVTech, HTMS and Chapin. The consideration transferred in connection with these acquisitions included contingent obligations to make additional payments based on the achievement of certain financial performance targets. At June 30, 2010, based on current facts and circumstances, we have estimated the aggregate fair value of these contingent obligations at $21.9 million which we anticipate will be paid at various intervals, if earned, over the next three years.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements or obligations, other than those related to our letters of credit, our interest rate swap agreement, operating leases, contingent consideration related to certain of our acquisitions and surety bonds of an insignificant amount.

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

On January 1, 2010, the Company adopted the clarification and additional disclosure provisions of FASB Accounting Standards Update No. 2010-06, an update to FASB ASC Fair Value Measurements and Disclosures Topic. This update clarifies that companies must provide fair value measurement disclosures for each class of assets and liabilities and expands the requirements to include disclosure of amounts and reasons for transfers among different levels within the fair value hierarchy and information within a reconciliation about purchases, sales, issuances and settlements on a gross basis. The adoption of the clarification and additional disclosure provisions of this update had no material impact on the Company’s unaudited condensed consolidated financial statements for the six months ended June 30, 2010. The disclosures required by this update are presented within Note 8 to the unaudited condensed consolidated financial statements. The remaining provisions become effective in the fiscal period beginning after December 31, 2010 (January 1, 2011 in the case of the Company). The Company is currently evaluating the impact, if any, that the pending adoption of the remaining provisions of the update will have on the Company’s disclosures in its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have interest rate risk primarily related to borrowings under the Credit Agreements. Term loan borrowings under the First Lien Credit Agreement bear interest, at our option, at either an adjusted LIBOR rate plus 2.00% or the lenders’ alternate base rate plus 1.00%, or a combination of the two, and borrowings under the Second Lien Credit Agreement bear interest, at our option, at either an adjusted LIBOR rate plus 5.00% or the lenders’ alternate base rate plus 4.00%, or a combination of the two. As of June 30, 2010, we had outstanding borrowings (before unamortized debt discount of $47.1 million) of $682.6 million under the First Lien Credit Agreement and $170.0 million under the Second Lien Credit Agreement.

We manage our interest rate risk through the use of an interest rate swap agreement. Effective December 31, 2006, we entered into an interest rate swap to exchange three month LIBOR rates for fixed interest rates, resulting in the payment of an all-in fixed rate of 4.944% on an initial notional amount of $786.3 million which amortizes on a quarterly basis until maturity at December 30, 2011. At June 30, 2010, the notional amount of the interest rate swap was $353.3 million. As a result, as of June 30, 2010, $499.3 million of our total borrowings were effectively subject to a variable interest rate.

A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows. Since its redesignation on September 30, 2008, our interest rate swap qualifies for hedge accounting as a cash flow hedge. Therefore, future changes in market fluctuations related to the effective portion of this cash flow hedge do not impact our pre-tax earnings until the accrued interest is recognized on the derivative and the associated hedged debt. Based on our outstanding debt as of June 30, 2010, and assuming that our mix of debt instruments, interest rate swap and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have a pre-tax impact on our earnings and cash flows of approximately $5.5 million.

In the future, in order to manage our interest rate risk, we may enter into additional interest rate swaps, modify our existing interest rate swap or make changes that may impact our ability to treat our interest rate swap as a cash flow hedge. However, we do not intend or expect to enter into derivative or interest rate swap transactions for speculative purposes.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

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

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the six months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with the risk factors contained under the heading “Risk Factors” in our Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect our business, financial condition and results of operations, cash flows and prospects in a material adverse manner. As of June 30, 2010, there have been no material changes to the risk factors set forth in our Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities

On August 11, 2009, we commenced the IPO of our Class A common stock, par value of $0.0001 per share, pursuant to our Registration Statement on Form S-1 (File No. 333-153451), as amended, that was declared effective on August 11, 2009 and our Registration Statement on Form S-1MEF (File No. 333-161270) (collectively, “the Registration Statements”).

Following is a description of our use of IPO proceeds since March 31, 2010:

•	We used approximately $16.3 million (including the payment of Chapin obligations by us at closing of approximately $0.6 million) of the proceeds from the IPO to purchase Chapin in June 2010 and $3.0 million to purchase a minority equity investment in May 2010.

•	From April 2010 through June 2010, we used approximately $0.3 million of the proceeds from the IPO to fund expenses related to operating as a public company.

As of June 30, 2010, we have used an aggregate of approximately $60.6 million of the total net proceeds from the IPO of $144.9 million, leaving a balance of $84.3 million. We anticipate that we will use the remaining net proceeds from the IPO for working capital and other general corporate purposes, including repayment of indebtedness and future acquisitions. Prior to application of such proceeds, we may hold the net proceeds in cash or invest them in short-term securities or investments. There has been no material change in the planned use of the IPO net proceeds from that described in the Registration Statements.

Issuances of Class A common stock

On June 21, 2010, we issued an aggregate of 209,026 shares of Class A common stock to the former owners of Chapin as partial consideration for the Chapin acquisition. The shares of Class A common stock were issued in a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMDEON INC.

Date: August 6, 2010	By:	/s/ George I. Lazenby

George I. Lazenby, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2010	By:	/s/ Bob A. Newport

Bob A. Newport, Jr., Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

10.1	Amendment No. 1 to Stockholders’ Agreement dated as of August 5, 2009, by and among Emdeon Inc. and the stockholders named therein (filed herewith).
10.2	Emdeon Inc. Employee Stock Purchase Plan, as amended (restated for SEC filing purposes only) (included as Exhibit 99.1 to the Company’s Registration Statement of Form S-8 (File No. 333-167742), filed on June 24, 2010, and incorporated herein by reference).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).