Form 10-Q
period 2010-09-30
Emdeon Inc.
filed 2010-11-09
CIK 1444598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 5, 2010
Class A common stock, $0.00001 par value	90,869,542
Class B common stock, $0.00001 par value	24,689,142

Emdeon Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Emdeon Inc.
Condensed Consolidated Balance Sheets
(unaudited and amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$216,996	$211,999
Accounts receivable, net of allowance for doubtful accounts of $4,454 and $4,433 at September 30, 2010 and December 31, 2009, respectively	166,127	150,009
Deferred income tax assets	4,344	4,924
Prepaid expenses and other current assets	17,646	16,632

Total current assets	405,113	383,564
Property and equipment, net	200,486	152,091
Goodwill	740,252	703,027
Intangible assets, net	959,095	989,280
Other assets, net	9,501	1,451

Total assets	$2,314,447	$2,229,413

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,378	$9,910
Accrued expenses	85,850	72,493
Deferred revenues	10,108	11,140
Current portion of long-term debt	10,904	9,972

Total current liabilities	113,240	103,515
Long-term debt, excluding current portion	839,840	830,710
Deferred income tax liabilities	153,921	145,914
Tax receivable agreement obligations to related parties	139,430	142,044
Other long-term liabilities	40,035	27,361
Commitments and contingencies
Equity:
Preferred stock (par value, $0.00001), 25,000,000 shares authorized and 0 shares issued and outstanding	—	—
Class A common stock (par value, $0.00001), 400,000,000 shares authorized and 90,869,542 and 90,423,941 shares outstanding at September 30, 2010 and December 31, 2009 respectively	1	1
Class B common stock, exchangeable (par value, $0.00001), 52,000,000 shares authorized and 24,689,142 and 24,752,955 shares outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	745,276	730,941
Contingent consideration	1,955	—
Accumulated other comprehensive loss	(3,562)	(11,198)
Retained earnings	43,556	33,704

Emdeon Inc. equity	787,226	753,448
Noncontrolling interest	240,755	226,421

Total equity	1,027,981	979,869

Total liabilities and equity	$2,314,447	$2,229,413

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.
Condensed Consolidated Statements of Operations
(unaudited and amounts in thousands, except share and per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenue	$245,923	$235,462	$726,490	$679,888
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	150,918	146,471	443,349	418,079
Development and engineering	8,596	10,045	25,845	24,425
Sales, marketing, general and administrative	28,494	34,305	80,856	85,888
Depreciation and amortization	30,001	26,667	87,054	77,051

Operating income	27,914	17,974	89,386	74,445
Interest income	(4)	(27)	(12)	(81)
Interest expense	16,163	17,219	47,747	52,330
Other	(2,370)	—	(4,140)	—

Income before income tax provision	14,125	782	45,791	22,196
Income tax provision	7,498	9,245	27,650	12,885

Net income (loss)	6,627	(8,463)	18,141	9,311
Net income (loss) attributable to noncontrolling interest	2,890	(1,246)	8,289	2,871

Net income (loss) attributable to Emdeon Inc.	$3,737	$(7,217)	$9,852	$6,440

Net income (loss) per share Class A common stock:
Basic	$0.04	$(0.09)	$0.11	$0.08

Diluted	$0.04	$(0.09)	$0.11	$0.08

Weighted average common shares outstanding:
Basic	90,271,216	84,522,085	90,011,783	79,809,140

Diluted	90,989,313	84,522,085	90,740,909	79,856,588

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.
Condensed Consolidated Statements of Equity
(unaudited and amounts in thousands, except share amounts)

	Class A		Class B		Additional			Other	Non-
	Common Stock		Common Stock		Paid-in	Contingent	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Consideration	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2009	77,413,610	$1	22,586,390	$—	$670,702	$—	$24,123	$(23,195)	$206,522	$878,153
Capital contribution from stockholders	—	—	—	—	203	—	—	—	—	203
Distribution to stockholders					(434)					(434)
Reclassification of liability awards to equity awards	—	—	—	—	20,548	—	—	—	6,183	26,731
Equity-based compensation expense	—	—	—	—	3,022	—	—	—	832	3,854
Purchase of eRx Network L.L.C.	—	—	1,850,000	—	3,530	—	—	318	19,707	23,555
Issuance of Units of EBS Master to members of management, net of taxes	—	—	2,537,325	—	(11,979)	—	—	394	18,245	6,660
Issuance of Class A common stock to employees and directors, net of taxes	349,166	—	—	—	559	—	—	(18)	(851)	(310)
Conversion of EBS Master Units held by eRx to shares of Class A common stock, net of taxes	1,850,000	—	(1,850,000)	—	21,919	—	—	(376)	(17,443)	4,100
Issuance of Class A shares in connection with IPO (includes costs paid in 2008)	10,725,000	—	—	—	145,211	—	—	—	—	145,211
Issuance of Units of EBS Master to Emdeon Inc., net of taxes	—	—	—	—	13,799	—	—	(448)	(21,025)	(7,674)
Repurchase of Class A shares (to satisfy tax withholding obligation)	(101,515)	—	—	—	(1,573)	—	—	—	—	(1,573)
Repurchase of units of EBS Master issued to members of management, net of taxes	—	—	(370,760)	—	(1,115)	—	—	(74)	(3,500)	(4,689)
Tax receivable agreement with related parties, net of taxes	—	—	—	—	(131,556)	—	—	—	—	(131,556)
Issuance of Class A common stock upon vesting of Restricted Stock Units	2,632	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	6,440	—	2,871	9,311
Change in the fair value of interest rate swap, net of taxes	—	—	—	—	—	—	—	3,806	1,112	4,918
Foreign currency translation adjustment	—	—	—	—	—		—	10	6	16
Other comprehensive income amortization, net of taxes	—	—	—	—	—	—	—	4,072	1,193	5,265

Total comprehensive income										19,510

Balance at September 30, 2009	90,238,893	$1	24,752,955	$—	$732,836	$—	$30,563	$(15,511)	$213,852	$961,741

Balance at January 1, 2010	90,423,941	$1	24,752,955	$—	$730,941	$—	33,704	$(11,198)	$226,421	$979,869
Equity-based compensation expense	—	—	—	—	10,104	—	—	—	2,587	12,691
Exchange of units of EBS Master to Class A common stock, net of taxes	36,829	—	(36,829)	—	425	—	—	(4)	(339)	82
Cancellation of Class B common stock, net of taxes	—	—	(26,984)	—	127	—	—	(2)	(197)	(72)
Issuance of Class A common stock upon vesting of Restricted Stock Units, net of taxes	47,214	—	—	—	126	—	—	(1)	(96)	29
Issuance of Class A common stock in connection with acquisitions, net of taxes	361,558	—	—	—	4,365	1,955	—	(7)	720	7,033
Tax receivable agreements with related parties, net of taxes	—	—	—	—	(51)	—	—	—	—	(51)
Settlement of liability related to IPO	—	—	—	—	100	—	—	—	—	100
Contribution of data sublicense intangible to EBS Master	—	—	—	—	(861)	—	—	—	1,358	497
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(72)	(72)
Comprehensive income:
Net income	—	—	—	—	—	—	9,852	—	8,289	18,141
Changes in the fair value of interest rate swap, net of taxes	—	—	—	—	—	—	—	4,587	1,249	5,836
Foreign currency translation adjustment	—	—	—	—	—	—	—	52	15	67
Other comprehensive income amortization, net of taxes	—	—	—	—	—	—	—	3,011	820	3,831

Total comprehensive income										27,875

Balance at September 30, 2010	90,869,542	$1	24,689,142	$—	$745,276	$1,955	$43,556	$(3,562)	$240,755	$1,027,981

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited and amounts in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net income	$18,141	$9,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,054	77,051
Equity compensation expense	12,691	21,499
Deferred income tax expense (benefit)	7,870	(1,360)
Amortization of debt discount and issuance costs	9,536	8,842
Amortization of discontinued cash flow hedge from other comprehensive loss	4,395	5,968
Change in contingent consideration	(4,140)	—
Other	51	798
Changes in operating assets and liabilities:
Accounts receivable	(8,418)	(3,990)
Prepaid expenses and other	(5,691)	4,911
Accounts payable	(3,444)	3,515
Accrued expenses and other liabilities	5,158	(6,199)
Deferred revenues	(2,045)	737
Tax receivable agreement obligations to related parties	(318)	—

Net cash provided by operating activities	120,840	121,083

Investing activities
Purchases of property and equipment	(63,835)	(30,563)
Payments for acquisitions, net of cash acquired	(42,477)	(75,871)
Other	(3,000)	—

Net cash used in investing activities	(109,312)	(106,434)

Financing activities
Proceeds from initial public offering	—	148,261
Repurchase of Class A common stock	—	(1,573)
Repurchase of Units of EBS Master LLC	—	(5,372)
Debt principal payments	(5,663)	(21,663)
Payments on revolver	—	(10,201)
Payment of loan costs	—	(359)
Other	(796)	203
Distribution to shareholders	(72)	(434)

Net cash (used in) provided by financing activities	(6,531)	108,862

Net increase in cash and cash equivalents	4,997	123,511
Cash and cash equivalents at beginning of period	211,999	71,478

Cash and cash equivalents at end of period	$216,996	$194,989

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
Organization
     Prior to November 2006, the group of companies that comprised Emdeon Business Services (“EBS”) was owned by HLTH Corporation, currently known as “WebMD Health Corp.” (“WebMD”). EBS Master LLC (“EBS Master”) was formed by WebMD to act as a holding company for EBS. EBS Master, through its 100% owned subsidiary, Emdeon Business Services LLC (“EBS LLC”), owns EBS.
     In September 2006, EBS Acquisition LLC (“EBS Acquisition”) was formed as a Delaware limited liability company by affiliates of General Atlantic LLC (“General Atlantic”). On November 16, 2006, pursuant to the terms of an Amended and Restated Agreement and Plan of Merger, dated as of November 15, 2006, among WebMD and certain of its subsidiaries (including EBS Master) and EBS Acquisition and two of its subsidiaries, a subsidiary of EBS Acquisition merged into a subsidiary of WebMD. As a result of the merger, EBS Acquisition acquired a 52% interest in EBS Master, and WebMD received approximately $1.2 billion in cash and retained a 48% interest in EBS Master. The transactions through which EBS Acquisition acquired a 52% interest in EBS Master are referred to herein as the “2006 Transaction.” The 2006 Transaction was financed with $925,000 in bank debt and an equity investment of approximately $320,000 by EBS Acquisition. As the 2006 Transaction was deemed to be a highly leveraged transaction, the 2006 Transaction was accounted for in accordance with Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions, and 52% of the net assets of EBS Master were stepped up to fair market value.
     On February 8, 2008, WebMD sold its 48% noncontrolling interest in EBS Master to affiliates of General Atlantic and Hellman & Friedman LLC (“H&F”) for $575,000 in cash (the “2008 Transaction”). As a result, following the 2008 Transaction, EBS Master was owned 65.77% by affiliates of General Atlantic (including EBS Acquisition) and 34.23% by affiliates of H&F.
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
Recent Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, an update to FASB ASC Revenue Recognition Topic, which amends existing accounting standards for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, the update establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor-specific objective evidence nor third-party evidence is available for that deliverable. The update is to be applied prospectively for revenue arrangements entered into or materially modified after January 1, 2011 in the case of the Company. The Company does not expect that the pending adoption of the update will have a material effect on the Company’s consolidated financial statements.
     On January 1, 2010, the Company adopted the clarification and additional disclosure provisions of FASB Accounting Standards Update No. 2010-06, an update to FASB ASC Fair Value Measurements and Disclosures Topic. This update clarifies that companies must provide fair value measurement disclosures for each class of assets and liabilities and expands the requirements to include disclosure of amounts and reasons for transfers among different levels within the fair value hierarchy and information within a reconciliation about purchases, sales, issuances and settlements on a gross basis. The adoption of the clarification and additional disclosure provisions of this update had no material impact on the Company’s consolidated financial statements for the nine months ended September 30, 2010. The disclosures required by this

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
update are presented within Note 8 to the unaudited condensed consolidated financial statements. The remaining provisions become effective in the fiscal period beginning after December 31, 2010 (January 1, 2011 in the case of the Company). The Company does not expect that the pending adoption of the remaining provisions of the update will have a material effect on the Company’s disclosures in its consolidated financial statements.
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
     The Company has valued the total consideration transferred at $34,158, which consisted of $20,005 cash at closing, estimated contingent consideration of $13,850 and a working capital settlement of $303. The contingent consideration arrangement requires the Company to pay additional consideration ranging from $0 to $40,000 based upon the financial performance of the acquired business for the two and three year periods following the acquisition. The Company has valued the contingent consideration at the acquisition date, using a probability-weighted

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
discounted cash flow model, at $13,850. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in applying the income approach were as follows: 11.6% discount rate and a FVTech performance measure during the earnout period of between approximately $1,500 and $27,000. Through September 30, 2010, the Company has lowered its range of the FVTech performance measure during the earnout period which, combined with the reduced impact of discounting, resulted in a net increase to pre-tax income of $2,270 for the nine month period ended September 30, 2010.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash	$372
Accounts receivable	1,736
Other current assets	35
Property and equipment	18,423
Other assets	29
Identifiable intangible assets:
Customer contracts (16-year weighted average useful life)	560
Tradename (3-year weighted average useful life)	160
Goodwill	14,038
Accounts payable	(338)
Accrued expenses	(550)
Other long-term liabilities	(307)

Total consideration transferred	$34,158

Acquisition costs reflected within sales, marketing, general and administrative expenses in the nine months ended September 30, 2010	$143

     As of the acquisition date, FVTech had gross contractual accounts receivable of $1,774, of which approximately $38 is not expected to be collected.
     The goodwill recorded in the FVTech acquisition was assigned to the Company’s payer services and provider services segments based on revenue effects the acquisition is expected to have on each respective segment. The goodwill recognized is attributable to expected synergies and the assembled workforce of FVTech. The Company expects that approximately $18,700 of goodwill attributable to the FVTech acquisition is expected to be deductible for income tax purposes.
HTMS Acquisition
     On March 24, 2010, the Company acquired Healthcare Technology Management Services, Inc. (“HTMS”), a consulting company focused primarily on the healthcare payer market.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
     The Company has preliminarily valued the total consideration transferred at $18,710, which consisted of: (i) $7,841 in cash and 152,532 shares of Class A common stock (fair value of $2,263) paid at closing, (ii) estimated contingent consideration of $8,230 and (iii) an estimated working capital settlement of $409. The contingent consideration arrangement requires the Company to pay, to the extent a financial performance target is achieved, additional specified amounts in cash related to each of the calendar years 2010, 2011 and 2012. The Company has valued the contingent consideration at the acquisition date, using a probability-weighted discounted cash flow model, at $8,230. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in applying the income approach at the acquisition date were as follows: 20.5% discount rate and a probability of achieving the specified financial target of 80%, 90%, and 90% for each of the calendar years 2010, 2011 and 2012, respectively. Through September 30, 2010, the Company has lowered the probability of HTMS achieving the 2010 financial performance target. This change in probability, combined with the reduced impact of discounting, resulted in a net increase to pre-tax income of $1,060 for the nine month period ended September 30, 2010.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The preliminary values of the assets acquired and liabilities assumed are subject to change based on the outcome of a working capital settlement (expected to be finalized in 2011).

Cash	$1,029
Accounts receivable	3,270
Identifiable intangible assets:
Tradename (3-year weighted average useful life)	190
Noncompetition agreements (5-year weighted average useful life)	3,150
Backlog (1-year weighted average useful life)	1,630
Goodwill (Provisional)	12,414
Accounts payable	(1,786)
Accrued expenses	(1,050)
Current maturities of long-term debt	(104)

Total consideration transferred	$18,743

Acquisition costs reflected within sales, marketing, general and administrative expenses in the nine months ended September 30, 2010	$184

     As of the acquisition date, HTMS had gross contractual accounts receivable of $3,286, of which approximately $16 is not expected to be collected.
     The goodwill recorded in the HTMS acquisition was assigned to the Company’s payer services segment. The goodwill recognized is attributable to expected synergies and the assembled workforce of HTMS. The Company expects that approximately $9,100 of goodwill attributable to the HTMS acquisition will be deductible for income tax purposes.
Chapin Revenue Cycle Management, LLC
     On June 21, 2010, the Company acquired all of the equity interests of Chapin Revenue Cycle Management, LLC (“Chapin”), a technology-enabled provider of hospital-based revenue cycle services.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
     The Company has preliminarily valued the total consideration transferred at $22,933, which consisted of (i) $16,096 in cash and 209,026 shares of Emdeon Inc. Class A common stock (fair value of $2,554) paid at closing, (ii) estimated contingent consideration of $3,885 and (iii) an estimated working capital settlement of $398. The contingent consideration arrangement requires the Company to issue, to the extent that certain financial performance targets are achieved, a maximum of 627,080 additional shares of Class A common stock to the former owners of Chapin. These shares are generally issuable in installments in each of the three years following the acquisition, to the extent that the specified financial performance measures are achieved with respect to those years. The Company has valued the contingent consideration at the acquisition date at $3,885 (including $1,955 classified within equity). This value was estimated as the product of a probability-weighted number of shares to be issued and the fair value of the Class A common stock at the acquisition date, as reduced by a discount for lack of marketability. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in estimating this fair value are as follows: closing price of the Class A common stock on the acquisition date of $13.28, discount for lack of marketability of 8% and a probability of achieving the specified financial performance targets of between 20% and 70%. Through September 30, 2010, the Company has lowered its range of the Chapin performance measures during the first earnout period which, combined with the reduced impact of discounting, resulted in a net increase to pre-tax income of $810.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The preliminary values of the assets acquired and liabilities assumed are subject to change based on the receipt of a final valuation of intangible assets and the outcome of a working capital settlement (expected to be finalized in 2011).

Cash	$62
Accounts receivable	1,681
Prepaid expenses and other current assets	46
Property and equipment	3,065
Other assets	12
Identifiable intangible assets:
Tradename (2-year weighted average useful life)	50
Noncompetition agreements (5-year weighted average useful life)	3,350
Customer contracts (9 -year weighted average useful life)	4,640
Goodwill (Provisional)	10,521
Accounts payable	(146)
Accrued expenses	(348)

Total consideration transferred	$22,933

Acquisition costs reflected within sales, marketing, general and administrative expenses in the nine months ended September 30, 2010	$246

     As of the acquisition date, Chapin had gross contractual accounts receivable of $1,720, of which $39 is not expected to be collected.
     The goodwill recorded in the Chapin acquisition was assigned to the Company’s provider services segment. The goodwill recognized is attributable to expected synergies and the assembled workforce of Chapin. The Company expects that approximately $17,400 of goodwill attributable to the Chapin acquisition will be deductible for tax purposes.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
5. Goodwill and Intangible Assets
     Goodwill activity during the nine months ended September 30, 2010 was as follows:

	Payer	Provider	Pharmacy	Total
Balance at December 31, 2009	$303,650	$315,647	$83,730	$703,027
Acquisitions	18,451	18,522	—	36,973
Other	—	—	252	252

Balance at September 30, 2010	$322,101	$334,169	$83,982	$740,252

     Intangible assets subject to amortization as of September 30, 2010 consist of the following:
     Amortization expense was $50,255 and $46,101 for the nine months ended September 30, 2010 and 2009, respectively. Aggregate future amortization expense for intangible assets is estimated to be:

		Gross
	Weighted Average	Carrying	Accumulated
	Remaining Life	Amount	Amortization	Net
Customer relationships	15.2	$970,722	$(162,003)	$808,719
Trade names	17.1	117,948	(18,882)	99,066
Non-compete agreements	4.4	17,996	(11,534)	6,462
Data sublicense agreement	7.3	49,600	(5,532)	44,068
Backlog	0.5	1,630	(850)	780

Total		$1,157,896	$(198,801)	$959,095

2010 (remainder)	$17,069
2011	67,008
2012	66,619
2013	66,406
2014	66,356
Thereafter	675,637

$959,095

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
6. Long-Term Debt
As of September 30, 2010, long-term debt consisted of the following:

	September 30,	December 31,
	2010	2009
Credit Facilities

$755 million First Lien Term Loan facility, expiring on November 16, 2013, bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (total rate 2.38% and 2.26%) and net of unamortized discount of $30,974 and $38,105 at September 30, 2010 and December 31, 2009, respectively (effective interest rate of 3.99% at September 30, 2010)	649,713	648,245

$170 million Second Lien Term Loan facility, expiring on May 16, 2014, bearing interest at a variable base rate (LIBOR) plus a spread rate (total rate 5.38% and 5.26%) and net of unamortized discount of $12,916 and $15,169 at September 30, 2010 and December 31, 2009, respectively (effective interest rate of 7.98% at September 30, 2010)	157,084	154,831

Obligation under data sublicense agreement	43,947	37,606
Less current portion	(10,904)	(9,972)

Long-term debt	$839,840	$830,710

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
     The Revolver expires November 2012 and provides for revolving loans not to exceed $50,000, of which $12,000 may be used for letters of credit in support of payment obligations of the Company. As of September 30, 2010, the Company had no borrowings outstanding, undrawn letters of credit totaling $4,250 and $45,750 available for future borrowings under the Revolver. The Company pays a quarterly commitment fee on the unused portion of the Revolver that fluctuates, based upon certain leverage ratios, between 0.375% and 0.5% per annum.
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
     The Second Lien Term Loan is subordinate to the First Lien Term Loan and matures in May 2014.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
     In October 2010, the Company borrowed an additional $100,000 under an incremental term loan facility through an amendment to the First Lien Term Loan (see Note 18).
     The credit agreements require EBS LLC to maintain certain financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio. The credit agreements also impose restrictions related to capital expenditures, investments, additional debt or liens, asset sales, transactions with affiliates and equity interests, among other items. Additionally, the credit agreements include restrictions on the payment of dividends or distributions (other than to fund income tax liabilities) to or advances or loans to parties that are not party to the credit agreements. In the case of dividends, the credit agreements generally limit payments to non-loan parties (including the Company) with such limitations increasing based on achievement of certain leverage ratios. Transactions with affiliates are limited to those which are approved by a majority of the non-interested members of the EBS LLC board of directors and whose terms are no less favorable than those available to an unrelated person. Substantially all of the Company’s net assets are subject to the restrictions of these credit agreements. EBS LLC believes it was in compliance with all debt covenants at September 30, 2010. This debt is secured by substantially all of the assets of EBS LLC.
Obligation Under Data Sublicense Agreement
     In October 2009, the Company acquired certain additional rights to specified uses of its data from WebMD in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to WebMD pursuant to an Amended and Restated Data License Agreement in connection with the 2008 Transaction. The Company has recorded an amortizable intangible asset and a corresponding obligation related to this agreement.
     In April 2010, the Company exercised an option to acquire certain additional rights to specified uses of its data from WebMD. The Company recorded an additional amortizable intangible asset with an estimated life of approximately eight years and an obligation of approximately $6,300 based on the present value of the scheduled annual payments through 2018.
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

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
     The following table summarizes the fair value of the Company’s derivative instrument at September 30, 2010 and December 31, 2009:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
		September 30,	December 31,
	Balance Sheet Location	2010	2009
Derivatives designated as hedging instruments:
Interest rate swap	Other long-term liabilities	$(14,646)	$(21,337)

Cash Flow Hedging Relationships
     In December 2006, the Company entered into an interest rate swap agreement, which matures in December 2011, to reduce the variability of interest payments associated with its total long-term debt. The notional amount of the swap was $352,369 and $355,200 as of September 30, 2010 and December 31, 2009, respectively. Changes in the cash flows of the interest rate swap are intended to offset the changes in cash flows attributable to fluctuations in the variable base rates underlying the Company’s long-term debt obligations. As of September 30, 2010, $12,411 of net losses associated with the existing cash flow hedge, which have been recorded within accumulated other comprehensive income, are expected to be reclassified to interest expense within the next twelve months.
     The 2008 Transaction represented a redesignation event. As the Company’s interest rate swap did not meet all the criteria for hedge accounting at that time, changes in the fair value subsequent to the 2008 Transaction but prior to its redesignation as a cash flow hedge on September 30, 2008 were recorded within interest expense during the period from February 8, 2008 to September 30, 2008. Additionally, the amortization of the amounts reflected in other comprehensive income at the date of the 2008 Transaction related to the discontinued cash flow hedge are and continue to be reflected within interest expense in the accompanying unaudited condensed consolidated statements of operations. Amortization of amounts included in other comprehensive income related to the discontinued original hedge is expected to total approximately $4,450 over the next twelve months.
     The effect of the derivative instrument on the accompanying unaudited condensed consolidated statements of operations for the three and nine month periods ended September 30, 2010 and 2009, respectively, is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Derivatives in Cash Flow Hedging Relationships

Gain related to effective portion of derivative recognized in other comprehensive loss	$2,224	$1,113	$6,690	$5,596

Gain related to effective portion of derivative reclassified from accumulated other comprehensive loss to interest expense	$5,460	$7,338	$16,712	$20,030

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
     Effective October 1, 2010, the Company removed the designation of its interest rate swap agreement as a cash flow hedge. Accordingly, all subsequent changes in the fair value of the interest rate swap during each quarter are expected to be recorded within interest expense.
8. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The Company’s assets and liabilities that are measured at fair value on a recurring basis consist principally of the Company’s derivative financial instrument and contingent consideration associated with business combinations. The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

				Significant
		Quoted in	Significant Other	Unobservable
	Balance at	Markets	Observable Inputs	Inputs
Description	September 30, 2010	Identical (Level 1)	(Level 2)	(Level 3)
Interest Rate Swap	$(14,646)	$—	$(14,646)	$—
Contingent Consideration Obligations	(19,870)	—	—	(19,870)

Total	$(34,516)	$—	$(14,646)	$(19,870)

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
     Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and by its counterparties. However, as of September 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
     The table below presents a reconciliation of the fair value of our liabilities that use significant unobservable inputs (Level 3).
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2010	2010
Balance at beginning of period	$(21,875)	$—
Issuances of contingent consideration	(365)	(24,010)
Total changes included in other income (loss)	2,370	4,140

Balance at end of period	$(19,870)	$(19,870)

Assets and Liabilities Measured at Fair Value upon Initial Recognition
     The carrying amount and the estimated fair value of financial instruments held by the Company as of September 30, 2010 were:

	Carrying
	Amount	Fair Value
Cash and cash equivalents	$216,996	$216,996
Accounts receivable	$166,127	$166,127
Long-term debt (credit facilities)	$806,797	$830,165
Cost method investment	$3,000	$3,800
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
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
Noncontrolling Interests
     The Company has executed transactions that both increased and decreased its ownership interest in EBS Master. These changes are summarized in the following table:

	Nine Months Ended
	September 30,
	2010	2009
Net income attributable to Emdeon Inc.	$9,852	$6,440

Transfers from the noncontrolling interest:

Increase in Emdeon Inc. paid-in capital for the issuance of 1,850,000 EBS Units in connection with the acquisition of eRx	—	3,530
Decrease in Emdeon Inc. paid-in capital for the issuance of 2,537,325 EBS Units to management	—	(11,979)
Increase in Emdeon Inc. paid-in capital for the issuance of 10,703,406 EBS Units	—	14,358
Increase in Emdeon Inc. paid-in capital related to exchange of EBS Units held by eRx selling stockholders for shares of Emdeon Inc. Class A common stock	—	21,919
Decrease in Emdeon Inc. paid-in capital for purchase of 370,760 EBS Units from management	—	(1,115)
Increase in Emdeon Inc. paid-in capital for issuance of 361,558 EBS Master Units in connection with the acquisition of HTMS and Chapin	4,365	—
Increase in Emdeon Inc. paid-in capital for issuance of 47,214 EBS Master Units in connection with vesting of restricted Class A common stock units of Emdeon Inc.	126	—
Increase in Emdeon Inc. paid-in capital for exchange of 36,829 EBS Master Units to Class A common stock of Emdeon Inc.	425	—
Increase in Emdeon Inc. paid-in capital for cancellation of 26,984 EBS Master Units	127	—

Net transfers from noncontrolling interest	5,043	26,713

Change from net income attributable to Emdeon Inc. and transfers from noncontrolling interest	$14,895	$33,153

11. Equity-Based Compensation Plans
     During the nine months ended September 30, 2010, the Company issued 283,035 restricted Class A common stock units and 1,417,200 options to purchase Class A common stock to certain of the Company’s employees and directors with an aggregate grant date fair value of $15,345. These restricted Class A common stock units and options to purchase Class A common stock generally vest ratably over a four-year period.
     The Emdeon Inc. Employee Stock Purchase Plan (“ESPP”) became effective July 1, 2010. Under the ESPP, the Company is authorized to issue up to 8,900,000 shares of Class A common stock to qualifying employees. Eligible employees may direct the Company, during each six month option period, to withhold between 1% and 10% of their base pay, the proceeds from which are used to purchase shares of Class A common stock at a price equal to the lesser of 85% of the closing market price on the exercise date or the grant date. For accounting purposes, the ESPP is considered a compensatory plan such that the Company recognizes equity-based compensation expense based on the fair value of the options held by the employees to purchase the Company’s shares.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
     During the nine months ended September 30, 2010 and 2009, the Company recognized equity-based compensation expense of $12,691 and $21,499, respectively.
12. Income Taxes
     Income taxes for the nine months ended September 30, 2010 and 2009 amounted to an expense of $27,650 and $12,885, respectively. The Company’s effective tax rate was 60.4% for the nine months ended September 30, 2010 compared with 58.1% during the same period in 2009. The Company’s effective tax rate is affected by deferred tax expense resulting from differences between the book and income tax basis of its investment in EBS Master, as well by changes in the Company’s valuation allowances. The Company has recorded a valuation allowance against $337,272 of state net operating losses and $7,935 of capital losses as of September 30, 2010. Changes in these valuation allowances resulted in $1,140 and $6,902 of additional income tax expense for the three and nine months ended September 30, 2010, respectively, and $1,898 of income tax expense and $8,123 of income tax benefit for the three and nine months ended September 30, 2009, respectively.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized benefit January 1, 2010	$5,982
Increase in nine months ended September 30, 2010	1,906

Unrecognized benefit September 30, 2010	$7,888

     The Company increased its liability for uncertain tax positions by $1,853 during the nine months ended September 30, 2010 which was primarily related to state net operating losses (recorded as an adjustment to the valuation allowance), that if recognized, would affect the effective income tax rate.
     The Company does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.
     The Company recognizes interest income and expense (if any) related to income taxes as a component of income tax expense.
     The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company’s U.S. federal and state income tax returns for the tax years 2007 and beyond remain subject to examination by the Internal Revenue Service. With respect to state and local jurisdictions and countries outside of the United States, the Company and its subsidiaries are typically subject to examination for a number of years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for in the accompanying unaudited condensed consolidated financial statements for any adjustments that may be incurred due to state, local or foreign audits.
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

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
     All future exchanges of EBS Master Units for cash or shares of Class A common stock related to the affiliates of General Atlantic, H&F and the former EBS Master Grant Unit holders who are parties to the tax receivable agreements are expected to result in an additional tax receivable obligation for the Company with a corresponding offset to the Company’s additional paid in capital account. Subsequent adjustments of the tax receivable obligations due to certain events (e.g., realization of net operating losses, tax rate changes or the timing of cash settlement obligations) are expected to result in a corresponding adjustment of the Company’s net income. As a result of changes in the Company’s income tax rate during the period, the Company recognized changes in estimate related to this obligation of approximately $1,162 (decrease to pre-tax income) and $318 (increase to pre-tax income) for the three and nine month periods ended September 30, 2010, respectively.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
14. Net Income Per Share
     The following tables sets forth the computation of basic and diluted net income per share of Class A common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic net income per share:
Numerator:
Net income (loss) attributable to Emdeon Inc.	$3,737	$(7,217)	$9,852	$6,440
Denominator:
Weighted average common shares outstanding	90,271,216	84,522,085	90,011,783	79,809,140

Basic net income per share	$0.04	$(0.09)	$0.11	$0.08

Diluted net income per share:
Numerator:
Net loss excluding EBS Master	$(6,822)	$(3,346)	$(20,324)	$(3,804)
Weighted average effect of dilutive securities
Add:
Emdeon Inc. allocation of EBS Master net income	10,563	(4,011)	30,107	10,169

	$3,741	$(7,357)	$9,783	$6,365

Denominator:
Number of shares used in basic computation	90,271,216	84,522,085	90,011,783	79,809,140
Weighted average effect of dilutive securities
Add:
Restricted Class A common stock units	124,402	—	77,951	47,448
Contingently issuable Class A common stock	593,695	—	651,175	—

	90,989,313	84,522,085	90,740,909	79,856,588

Diluted net income (loss) per share	$0.04	$(0.09)	$0.11	$0.08

     Due to their antidilutive effect, the following securities have been excluded from diluted net income per share for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Class B common stock	23,474,722	23,658,441	23,430,654	22,947,667
Options to purchase Class A common stock	5,875,887	2,588,881	5,541,234	872,443
Restricted Class A common stock units	468,853	142,344	422,563	—
     Additionally, 627,080 contingently issuable shares of Class A common stock have been excluded from diluted net income per share for the three and nine month periods ending September 30, 2010 because the contingencies have not been resolved.

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
     The following table summarizes the activity related to these contract termination costs for nine months ended September 30, 2010:

Balance at January 1, 2010	$2,170
Costs incurred	(408)
Costs paid or otherwise settled	(1,464)

Balance at September 30, 2010	$298

     The estimate of the original loss, changes in expected timing and amounts of cash flows and all subsequent amortization associated with the abandonment of these operating leases, is classified within sales, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2010, the Company had incurred cumulative costs associated with the abandonment of these operating leases of $4,347.
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
     The revenue and total segment contribution for the reportable segments are as follows:

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
For the Three Months Ended September 30, 2010

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated
Revenue from external customers
Claims management	$49,438	$—	$—	$—	$49,438
Payment services	58,369	—	—	—	58,369
Patient statements	—	65,920	—	—	65,920
Revenue cycle management	—	44,064	—	—	44,064
Dental	—	7,925	—	—	7,925
Pharmacy services	—	—	20,207	—	20,207
Inter-segment revenues	758	83	—	(841)	—

Net revenue	108,565	117,992	20,207	(841)	245,923
Costs and expenses:
Cost of operations	71,206	72,710	7,811	(809)	150,918
Development and engineering	2,873	3,943	1,780	—	8,596
Sales, marketing, general and administrative	6,433	7,526	1,459	13,076	28,494

Segment contribution	$28,053	$33,813	$9,157	$(13,108)	57,915

Depreciation and amortization					30,001
Interest income					(4)
Interest expense					16,163
Other					(2,370)

Income before income tax provision					$14,125

For the Three Months Ended September 30, 2009

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated
Revenue from external customers
Claims management	$46,072	$—	$—	$—	$46,072
Payment services	53,345	—	—	—	53,345
Patient statements	—	69,840	—	—	69,840
Revenue cycle management	—	39,041	—	—	39,041
Dental	—	7,978	—	—	7,978
Pharmacy services	—	—	19,186	—	19,186
Inter-segment revenue	297	416	—	(713)	—

Net revenue	99,714	117,275	19,186	(713)	235,462
Costs and expenses:
Cost of operations	65,805	75,070	6,158	(562)	146,471
Development and engineering	3,847	4,297	1,901	—	10,045
Sales, marketing, general and administrative	8,037	9,038	3,413	13,817	34,305

Segment contribution	$22,025	$28,870	$7,714	$(13,968)	44,641

Depreciation and amortization					26,667
Interest income					(27)
Interest expense					17,219

Income before income tax provision					$782

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
For the Nine Months Ended September 30, 2010

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated
Revenue from external customers
Claims management	$145,090	$—	$—	$—	$145,090
Payment services	171,693	—	—	—	171,693
Patient statements	—	198,214	—	—	198,214
Revenue cycle management	—	127,855	—	—	127,855
Dental	—	23,808	—	—	23,808
Pharmacy services	—	—	59,830	—	59,830
Inter-segment revenues	2,311	241	—	(2,552)	—

Net revenue	319,094	350,118	59,830	(2,552)	726,490
Costs and expenses:
Cost of operations	208,231	215,785	21,790	(2,457)	443,349
Development and engineering	8,938	11,607	5,300	—	25,845
Sales, marketing, general and administrative	19,422	21,049	4,520	35,865	80,856

Segment contribution	$82,503	$101,677	$28,220	$(35,960)	176,440

Depreciation and amortization					87,054
Interest income					(12)
Interest expense					47,747
Other					(4,140)

Income before income tax provision					$45,791

For the Nine Months Ended September 30, 2009

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated
Revenue from external customers
Claims management	$137,440	$—	$—	$—	$137,440
Payment services	156,433	—	—	—	156,433
Patient statements	—	207,304	—	—	207,304
Revenue cycle management	—	114,825	—	—	114,825
Dental	—	23,690	—	—	23,690
Pharmacy services	—	—	40,196	—	40,196
Inter-segment revenue	434	1,388	—	(1,822)	—

Net revenue	294,307	347,207	40,196	(1,822)	679,888
Costs and expenses:
Cost of operations	188,094	221,464	9,947	(1,426)	418,079
Development and engineering	9,172	11,283	3,970	—	24,425
Sales, marketing, general and administrative	20,461	24,335	5,439	35,653	85,888

Segment contribution	$76,580	$90,125	$20,840	$(36,049)	151,496

Depreciation and amortization					77,051
Interest income					(81)
Interest expense					52,330

Income before income tax provision					$22,196

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
17. Accumulated Other Comprehensive (Loss) Income
     The following is a summary of the accumulated other comprehensive (loss) income balances, net of taxes and noncontrolling interest, as of and for the nine months ended September 30, 2010.

	Foreign	Net Losses		Accumulated
	Currency	on Cash Flow	Discontinued	Other
	Translation	Hedging	Cash Flow	Comprehensive
	Adjustment	Derivatives	Hedge	Income

Balance at January 1, 2010	$(32)	$(4,439)	$(6,727)	$(11,198)
Change associated with foreign currency translation	52	—	—	52
Change associated with current period hedging	—	(7,736)	—	(7,736)
Reclassification into earnings	—	12,317	3,003	15,320

Balance at September 30, 2010	$20	$142	$(3,724)	$(3,562)

18. Subsequent Event
     Chamberlin Edmonds Acquisition
     On October 1, 2010, the Company acquired all of the equity interests of Chamberlin Edmonds Holdings Inc. and Chamberlin Edmonds & Associates, Inc. (collectively, “Chamberlin”), a provider of government program eligibility and enrollment services. The acquisition will allow the Company to use Chamberlin’s technology-enabled services to assist hospitals in lowering the incidence of uncompensated care, reducing bad-debt expense and increasing overall cash flow. Under the terms of the merger agreement, the purchase price was $260,000 in cash, which consisted of: (i) payments of $209,522 to former stockholders of Chamberlin and $44,502 in satisfaction of Chamberlin’s debt and transaction related obligations and (ii) other transaction related adjustments benefitting the Company of $5,976.
     The Company has preliminarily valued the total consideration transferred at $209,522, which is subject to change based on the outcome of a working capital settlement.
     The initial accounting for this acquisition was incomplete as of the date of this report. As such, certain of the disclosures for business combinations occurring after the balance sheet date, but before the financial statements are issued, are not disclosed herein. These disclosures include: (i) the amounts of revenues and earnings of Chamberlin since the acquisition date that are included in the consolidated statements of operations for the reporting period; (ii) the revenue and earnings of the combined entity for the current reporting period as though the acquisition had occurred as of the beginning of the current period; (iii) the revenue and earnings of the combined entity for the comparable prior reporting period as though the acquisition had occurred as of the beginning of the comparable prior period; and (iv) the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed (including goodwill). Based on the date of this acquisition, (i) above is not applicable as the latest reporting date is prior to the date of the acquisition. As it relates to items (ii), (iii) and (iv) above, the disclosure of each is dependent upon the completion of a valuation of the tangible and intangible assets acquired and/or liabilities assumed.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
     Amendment to First Lien Credit Agreement
     On October 1, 2010, the Company, through certain of its subsidiaries, borrowed an additional $100,000 under an incremental term loan facility through an amendment to the First Lien Credit Agreement. The incremental term loan facility bears interest at the Company’s option at either an adjusted LIBOR rate plus 3.00% (subject to a LIBOR floor of 1.50%) or the lenders’ alternate base rate plus 2.00% (subject to an alternate base rate floor of 2.50%). Other than the interest rate, the incremental term loans are on substantially the same terms as the Company’s existing First Lien Term Loan. The proceeds of the borrowing under the incremental term loans were used to partially finance the acquisition of Chamberlin.

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
     There are a number of company-specific initiatives and industry trends that may affect our transaction volumes, revenues, cost of operations and margins. As part of our strategy, we encourage our customers to migrate from paper-based claim, patient statement, payment and other transaction processing to electronic, automated processing in order to improve efficiency. Our business is aligned with our customers to support this transition, and as they migrate from paper-based transaction processing to electronic processing, even though our revenues for an applicable customer generally will decline, our margins and profitability will typically increase. For example, because the cost of postage is included in our revenues for patient statement and payment services (which is then also deducted as a cost of operations), when our customers transition to electronic processing, our revenues and costs of operations are expected to decrease as we will no longer incur or be required to charge for postage. As another example, as our payer customers migrate to exclusive or other comprehensive management services agreements with us, our electronic transaction volume usually increases while the rebates we pay and the per transaction rates we charge under these agreements are typically reduced.
     Part of our strategy also includes the development and introduction of new products and services. Our new and updated products and services are likely to require us to incur development and engineering expenditures at levels similar to, and possibly greater than, recent years’ expenditures in order to successfully develop and achieve market acceptance of such products and services. We also may acquire, or enter into agreements with third parties to assist us in providing, new products and services. For example, we offer our electronic payment solutions through banks or vendors who contract with banks and other financial service firms. The costs of these initiatives or the failure to achieve broad penetration in target markets with respect to new or updated products and services may negatively affect our results of operations and margins.
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
     We also expect to continue to be affected by general economic, regulatory and demographic factors affecting the healthcare industry. For several years, there has been pricing pressure in our industry, which has led and is expected to continue to lead to reduced prices for the same services. We have sought in the past and will continue to seek to mitigate pricing pressure by (i) providing additional value-added products and services, (ii) increasing the volume of services we provide and (iii) managing our costs. In addition, significant changes in regulatory schemes, such as the updated Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) Version 5010 standard electronic transaction code set requirements for ICD-10, American Recovery and Reinvestment Act of 2009 (“ARRA”), Patient Protection and Affordable Care Act (as amended by the Health Care and Education Reconciliation Act of 2010) ( “PPACA”) and other federal healthcare policy initiatives could impact our customers’ healthcare activities. Demographic trends affecting the healthcare industry, such as population growth and aging or continued high unemployment rates as a result of ongoing adverse economic conditions, also could affect the frequency and nature of our customers’ healthcare transactional activity. The impact of such changes could impact our revenues, cost of operations and infrastructure expenses and thereby affect our results of operations and the way we operate our business. For example, an increase in the U.S. population, if such increase is accompanied by an increase in the U.S. population that has health benefits, or the aging of the U.S. population, which requires an overall increased need for healthcare services, may result in an increase in our transaction volumes which, in turn, may increase our revenues and costs of operations. Alternatively, a continuation of the ongoing general economic downturn, which reduces the number of discretionary health procedures by patients, or a persistent high unemployment rate, if such unemployment rate is accompanied by a decrease in the U.S. population that has health benefits, may decrease or offset other growth in our transaction volumes, which, in turn, may adversely impact our revenues and cost of operations. For example, for the nine months ended September 30, 2010, revenues for each of our payer services, provider services and pharmacy services segments were adversely affected by the impact of lower healthcare utilization trends driven by continued high unemployment and other adverse economic factors.
     In March 2010, the President signed PPACA into law. PPACA will change how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced Medicare program spending and insurance market reforms. By January 2014, PPACA requires states to expand Medicaid coverage significantly, requires states to establish health insurance exchanges to facilitate the purchase of health insurance by individuals and small employers and provides subsidies to states to create non-Medicaid plans for certain low-income residents. Effective in 2014, PPACA imposes penalties on individuals who do not obtain health insurance and employers that do not provide health insurance to their employees. PPACA also sets forth several health insurance market reforms, including increased dependent coverage, prohibitions on excluding individuals based on pre-existing conditions and mandated minimum medical loss ratios for health plans. In addition, PPACA provides for significant new taxes, including an industry user tax paid by health insurance companies beginning in 2014, as well as an excise tax on health insurers and employers offering high cost health coverage plans. PPACA also imposes significant Medicare Advantage funding cuts and material reductions to Medicare and Medicaid program spending. PPACA provides for additional resources to combat healthcare fraud, waste and abuse and also requires the Department of Health & Human Services to adopt standards for electronic transactions in addition to those required under HIPAA and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction. In addition to federal reform, several states are considering, or may consider, legislative proposals that could affect our business or our customers.
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
Organizational Structure
     The Company is a Delaware corporation. A brief history of our organizational structure is as follows:

•	Prior to November 2006, the group of companies that comprised Emdeon Business Services (“EBS”) was owned by HLTH Corporation, currently known as “WebMD Health Corp.” (“WebMD”). EBS Master LLC (“EBS Master”) was formed by WebMD to act as a holding company for EBS. EBS Master, through its 100% owned subsidiary, Emdeon Business Services LLC (“EBS LLC”), owns EBS.

•	In September 2006, we were formed by General Atlantic LLC (“General Atlantic”) as a Delaware limited liability company for the purpose of making an investment in EBS Master. In November 2006, we acquired a 52% interest in EBS Master from WebMD (the “2006 Transaction”). WebMD retained a 48% interest in EBS Master upon closing of the 2006 Transaction.

•	In February 2008, WebMD sold its remaining 48% interest in EBS Master (the “2008 Transaction”) to affiliates of General Atlantic and Hellman & Friedman LLC (“H&F”). As a result, following the 2008 Transaction, EBS Master was owned 65.77% by affiliates of General Atlantic (including us) and 34.23% by affiliates of H&F. General Atlantic and H&F are sometimes referred to herein as the “Principal Equityholders.”

•	In connection with our initial public offering (“IPO”), we were converted into a Delaware corporation and changed our name to Emdeon Inc. in September 2008 and completed a corporate restructuring on August 5, 2009 (collectively, the “reorganization transactions”).

•	On August 11, 2009, we priced the IPO of our Class A common stock and began trading on the New York Stock Exchange (“NYSE”) under the symbol “EM”.
Recent Developments
     In January 2010, we acquired Future Vision Investment Group L.L.C. and the assets of two related companies (collectively, “FVTech”), a provider of outsourced services specializing in electronic data conversion and information management solutions. This acquisition allows us to electronically process virtually all patient and third party healthcare payments regardless of the format in which the payments are submitted.
     In March 2010, we acquired Healthcare Technology Management Services (“HTMS”), a consulting company focused primarily on the healthcare payer market. This acquisition allows us to assist payers in evaluating their existing information technology strategies, systems and technologies in order to help our customers implement effective solutions.
     In April 2010, we exercised an option to acquire certain additional rights to specified uses of our data from WebMD.
     In June 2010, we acquired all of the equity interests of Chapin Revenue Cycle Management, LLC (“Chapin”), a technology-enabled provider of hospital-based revenue cycle services. This acquisition allows us to offer an added service layer designed to enhance the financial performance of institutional healthcare providers across our network, as well as strengthen our ability to drive acceleration of the hospital revenue cycle.
     In October 2010, we acquired all of the equity interests of Chamberlin Edmonds Holdings Inc. and Chamberlin Edmonds & Associates, Inc. (collectively, “Chamberlin”), a provider of government program eligibility and enrollment services, for approximately $260.0 million in cash. Under the terms of the merger agreement, the purchase price consisted of: (i) payments of approximately $209.5 million to former stockholders of Chamberlin and $44.5 million in satisfaction of Chamberlin’s debt and transaction related obligations and (ii) other transaction related adjustments benefitting the Company of approximately $6.0 million. This acquisition will allow us to use Chamberlin’s technology-enabled services to assist hospitals in lowering the incidence of uncompensated care, reducing bad-debt expense and increasing overall cash flow.

Our Revenues and Expenses
     We generate virtually all of our revenue by providing products and services that automate and simplify business and administrative functions for payers and providers, generally on either a per transaction, per document, per communication or per member per month basis, or, in some cases, on a monthly flat-fee or contingent fee basis. For certain services, we may charge an implementation fee in conjunction with related setup and connection to our network and other systems. We also receive software license fees and software and hardware maintenance fees, primarily from payers who license our systems for converting paper claims into electronic ones, and occasionally, sell additional software and hardware products to such payers. Additionally, we receive consulting services fees on an hourly or project basis through our payer services segment.
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
     Rebates are paid to channel partners for electronic and other volumes delivered through our network to certain payers and can be impacted by the number of exclusive or other comprehensive management services agreements we execute with payers, the associated rate structure with our payer customers, the success of our direct sales efforts for provider revenue cycle management products and services and the extent to which direct connections to payers are developed by channel partners.
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
     Our development and engineering expense, sales, marketing, general and administrative expense and our corporate expense, while related to our current operations, are also affected and influenced by our future plans including the development of new products and services, business strategies and enhancement and maintenance of our infrastructure.
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
Acquisitions and Divestitures
     We actively evaluate opportunities to improve and expand our business through targeted acquisitions that are consistent with our strategy. On occasion, we also may dispose of certain components of our business that no longer fit within our overall strategy. Because of our acquisition and divestiture activity, our results of operations may not be directly comparable among periods. The following summarizes our acquisitions and divestitures since January 1, 2009 and the affected segments:

Date	Business	Description	Affected Segment
Acquisitions:

June 2009	The Sentinel Group	Fraud and abuse management solutions	Payer

July 2009	eRx Network, L.L.C.	Electronic pharmacy healthcare solutions	Pharmacy
(“eRx”)

October 2009 and April 2010	Data Rights	Acquired certain additional rights to specified uses of data from WebMD	N/A

January 2010	FVTech	Electronic data conversion and management solutions	Provider; Payer

March 2010	HTMS	Consulting solutions	Payer

Date	Business	Description	Affected Segment
June 2010	Chapin	Hospital-based revenue cycle services	Provider

October 2010	Chamberlin	Government program eligibility and enrollment services	Provider

Divestiture:

October 2009	Control-o-Fax	Office supplies and print services	Provider

     For certain of our acquisitions, we agreed to transfer additional consideration to the sellers of the acquired businesses in the event that specified performance measures are achieved. U.S. generally accepted accounting principles generally require us to recognize the initial fair value of the expected amount to be paid under such contingent consideration arrangements as a component of the total consideration transferred. Subsequent changes in the fair value of the amounts expected to be paid, however, are generally required to be recognized as a component of net income. Such changes in fair value may occur based on changes in the expected timing or amount of payments or the effect of discounting the liability for the time value of money. During the three and nine month periods ended September 30, 2010, we recognized an increase in pretax income of $2.4 million and $4.1 million, respectively related to changes in fair value of contingent consideration.
Income Taxes
     Our statutory federal and state income tax rate generally ranges from 38% to 40%. Several factors, however, can affect the Company’s effective tax rate for particular periods. Among these factors are the following items:
•	Valuation allowance changes — We record valuation allowances or reverse existing valuation allowances related to assumed future income tax benefits depending on circumstances and factors related to our business. Changes in these valuation allowances resulted in approximately $1.1 million and $6.9 million of additional income tax expense for the three and nine months ended September 30, 2010, respectively, and approximately $1.9 million of income tax expense and $8.1 million of income tax benefit for the three and nine months ended September 30, 2009, respectively.

•	Changes in our book and tax basis in EBS Master — Certain items, including certain equity-based compensation, other comprehensive income and income of corporate consolidated subsidiaries of EBS Master, affect our book basis in EBS Master without similarly affecting our tax basis in EBS Master.

•	Changes in apportioned state income tax rate — Changes in our operations also may cause our apportioned state income tax rate to change from period to period. Such rate changes may require adjustment to our existing deferred income tax assets and liabilities that have been recorded primarily as a result of our investment in EBS Master, as well as the 2006 Transaction and 2008 Transaction.
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
     We incurred stock-based and equity-based compensation expense of $4.8 million and $12.7 million for the three and nine month periods ended September 30, 2010, respectively, compared to $12.6 million and $21.5 million during the three and nine month periods ended September 30, 2009, respectively. Comparability among the respective periods has been impacted by the following factors:
•	Change in the estimated fair value of liability awards. All equity-based awards granted under the EBS Equity Plan and EBS Phantom Plan prior to the second quarter of 2009 were classified as liabilities due to certain repurchase features. As liabilities, we were required to adjust the equity-based awards to fair value at the end of each quarter. The fair value of these liabilities generally fluctuated with the value of the underlying EBS Units.

•	Modification of equity-based awards. In June 2009, we modified the repurchase features of all Grant Units previously granted under the EBS Equity Plan. Following this modification, all Grant Units were reclassified as equity awards. Immediately prior to this reclassification, we adjusted the value of these Grant Units to their fair value. In addition to a change in estimate recognized at the modification date, we also began recognizing compensation expense prospectively based on the increased fair value of these Grant Units at the modification date as compared to the fair value of such awards at September 30, 2009.

•	Conversion in connection with the IPO. In connection with the IPO and reorganization transactions, the Phantom Units were converted into shares of our Class A common stock, restricted Class A common stock units and options to purchase shares of our Class A common stock under the 2009 Plan. As a result of the IPO and this conversion, in addition to a change in estimate recognized at the IPO date, we also began recognizing compensation expense prospectively based on the fair value of these Phantom Units at the IPO date.

•	Additional 2009 Plan Grants. On and since the IPO date, we have granted restricted Class A common stock units and options to purchase shares of our Class A common stock to certain of our employees and directors.
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
     We believe there have been no significant changes during the nine months ended September 30, 2010 to the items we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Results of Operations
The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2010 and 2009, respectively.

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
		% of		% of		% of		% of
	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Revenue(1)
Revenues (2)
Payer Services	$108,565	44.1%	$99,714	42.3%	$319,094	43.9%	$294,307	43.3%
Provider Services	117,992	48.0	117,275	49.8	350,118	48.2	347,207	51.1
Pharmacy Services	20,207	8.2	19,186	8.1	59,830	8.2	40,196	5.9
Eliminations	(841)	(0.3)	(713)	(0.3)	(2,552)	(0.4)	(1,822)	(0.3)

Total revenues	245,923	100.0	235,462	100.0	726,490	100.0	679,888	100.0

Costs of operations
Payer Services	71,206	65.6	65,805	66.0	208,231	65.3	188,094	63.9
Provider Services	72,710	61.6	75,070	64.0	215,785	61.6	221,464	63.8
Pharmacy Services	7,811	38.7	6,158	32.1	21,790	36.4	9,947	24.7
Eliminations	(809)		(562)		(2,457)		(1,426)

Total costs of operations	150,918	61.4	146,471	62.2	443,349	61.0	418,079	61.5

Development and engineering
Payer Services	2,873	2.6	3,847	3.9	8,938	2.8	9,172	3.1
Provider Services	3,943	3.3	4,297	3.7	11,607	3.3	11,283	3.2
Pharmacy Services	1,780	8.8	1,901	9.9	5,300	8.9	3,970	9.9
Eliminations	—		—		—		—

Total development and engineering	8,596	3.5	10,045	4.3	25,845	3.6	24,425	3.6

Sales, marketing, general and admin
Payer Services	6,433	5.9	8,037	8.1	19,422	6.1	20,461	7.0
Provider Services	7,526	6.4	9,038	7.7	21,049	6.0	24,335	7.0
Pharmacy Services	1,459	7.2	3,413	17.8	4,520	7.6	5,439	13.5
Eliminations	(32)		(151)		(95)		(398)

Total sales, marketing, general and admin excluding corporate	15,386	6.3	20,337	8.6	44,896	6.2	49,837	7.3

Income from segment operations	71,023	28.9	58,609	24.9	212,400	29.2	187,547	27.6
Corporate expense	13,108	5.3	13,968	5.9	35,960	4.9	36,051	5.3
Depreciation and amortization	30,001	12.2	26,667	11.3	87,054	12.0	77,051	11.3

Operating income	27,914	11.4	17,974	7.6	89,386	12.3	74,445	10.9
Interest income	(4)	(0.0)	(27)	(0.0)	(12)	(0.0)	(81)	(0.0)
Interest expense	16,163	6.6	17,219	7.3	47,747	6.6	52,330	7.7
Other (gain) loss	(2,370)	(1.0)	—	—	(4,140)	(0.6)	—	—

Income before income tax provision	14,125	5.7	782	0.3	45,791	6.3	22,196	3.3
Income tax provision	7,498	3.0	9,245	3.9	27,650	3.8	12,885	1.9

Net income (loss)	6,627	2.7%	(8,463)	(3.6)%	18,141	2.5%	9,311	1.4%
Net income (loss) attributable to noncontrolling interest	2,890		(1,246)		8,289		2,871

Net income (loss) attributable to Emdeon Inc.	$3,737		$(7,217)		$9,852		$6,440

(1)	All references to percentage of revenues for expense components refer to the percentage of revenues for such segment.

(2)	See “Note 16-Segment Reporting” to our unaudited condensed consolidated financial statements for further detail of our revenues within each reportable segment.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Revenues
     Our total revenues were $245.9 million for the three months ended September 30, 2010 as compared to $235.5 million for the three months ended September 30, 2009, an increase of approximately $10.5 million, or 4.4%.
     On an overall basis, revenues for our payer services, provider services and pharmacy services segments were adversely affected during the three months ended September 30, 2010 as compared to the prior year period by the impact of lower healthcare utilization driven by continued high unemployment and other adverse economic factors. Additional factors affecting our various product line revenues are described in the following paragraphs.
     Our payer services segment revenue is summarized by product line in the following table:

	September 30,	September 30,
	2010	2009	$ Change
Claims management	$49,438	$46,072	$3,366
Payment services	58,369	53,345	5,024
Intersegment revenue	758	297	461

	$108,565	$99,714	$8,851

     Claims management revenues for the three months ended September 30, 2010 increased by approximately $3.4 million, or 7.3%, primarily due to the inclusion of the FVTech and HTMS acquired businesses in the current year period. This increase in revenue was partially offset by the impact of market pricing pressures on our average transaction rates. Payment services revenues for the three months ended September 30, 2010 increased by approximately $5.0 million, or 9.4%, as compared to the prior year period. This increase was primarily driven by new sales and implementations. Additionally, all payer services segment revenues were adversely affected by the impact of lower healthcare utilization during the three months ended September 30, 2010.
     Our provider services segment revenue is summarized by product line in the following table:

	September 30,	September 30,
	2010	2009	$ Change
Patient statements	$65,920	$69,840	$(3,920)
Revenue cycle management	44,064	39,041	5,023
Dental	7,925	7,978	(53)
Intersegment revenue	83	416	(333)

	$117,992	$117,275	$717

     Patient statements revenues for the three months ended September 30, 2010 decreased by approximately $3.9 million, or 5.6%, primarily due to the sale of our office supplies and print services business in October 2009 and customer attrition. This decrease was partially offset by new sales and implementations. Revenue cycle management revenues for the three months ended September 30, 2010 increased by approximately $5.0 million, or 12.9%, primarily due to new sales and implementations and the inclusion of the Chapin business which was acquired in June 2010. Dental revenues for the three months ended September 30, 2010 were generally consistent with those reflected in the comparable prior year period. Additionally, all provider services segment revenues were adversely affected by the impact of lower healthcare utilization during the three months ended September 30, 2010.
     Our pharmacy services segment revenues were $20.2 million for the three months ended September 30, 2010 as compared to $19.2 million for the three months ended September 30, 2009, an increase of approximately $1.0 million, or 5.3%. This increase was primarily due to new sales and implementations, partially offset by the impact of lower healthcare utilization during the three months ended September 30, 2010.
Cost of Operations
     Our total cost of operations was $150.9 million for the three months ended September 30, 2010 as compared to $146.5 million for the three months ended September 30, 2009, an increase of approximately $4.4 million, or 3.0%.
     Our cost of operations for our payer services segment was approximately $71.2 million for the three months ended September 30, 2010 as compared to $65.8 million for the three months ended September 30, 2009, an increase of approximately $5.4 million, or 8.2%. As a percentage of revenue, our payer services cost of operations decreased to 65.6% for the three months ended September 30, 2010 as compared to 66.0% for the three months ended September 30, 2009. Cost of operations for our payer services segment includes approximately $0.7 million and $2.6 million of equity-based compensation for the three months ended September 30, 2010 and 2009, respectively. Excluding this equity-based compensation, payers services costs of operations were $70.5 million for the three months ended September 30, 2010 as compared to $63.3 million for the three months ended September 30, 2009, an increase of approximately $7.3 million or 11.5%. The increase in our payer services cost of operations is primarily due to revenue growth in payment services and the inclusion of businesses acquired in 2010. Excluding equity-based compensation, as a percentage of revenue, our payer services costs of operations increased to 64.9% for the three months ended September 30, 2010 as compared to 63.4% for the three months ended September 30, 2009. This increase as a percentage of revenue was primarily due to changes in revenue mix between our payment services solutions and recently acquired claims management businesses, which generally have higher cost of operations, and our historical claims management services, which generally have lower cost of operations.
     Our cost of operations for our provider services segment was $72.7 million for the three months ended September 30, 2010 as compared to $75.1 million for the three months ended September 30, 2009, a decrease of approximately $2.4 million, or 3.1%. As a percentage of revenue, our provider services segment cost of operations decreased to 61.6% for the three months ended September 30, 2010 as compared to 64.0% for the three months ended September 30, 2009. Cost of operations for our provider services segment includes approximately $0.3 million and $1.7 million of equity-based compensation for the three months ended September 30, 2010 and 2009, respectively. Excluding this equity-based compensation, provider services cost of operations were $72.4 million for the three months ended September 30, 2010 as compared to $73.3 million for the three months ended September 30, 2009, a decrease of approximately $1.0 million or 1.3%. The decrease in our provider services cost of operations and as a percentage of revenue is primarily due to changes in revenue mix between our patient statements services, which generally have higher cost of operations, and revenue cycle management services, which generally have lower cost of operations. This decrease was partially offset by the inclusion of revenue and associated costs of the Chapin business which was acquired in June 2010.
     Our cost of operations for our pharmacy services segment was $7.8 million for the three months ended September 30, 2010 as compared to $6.2 million for the three months ended September 30, 2009, an increase of approximately $1.7 million, or 26.8%. This increase is primarily attributable to the integration of the acquired eRx business with the Company’s pharmacy operations.
Development and Engineering Expense
     Our total development and engineering expense was $8.6 million for the three months ended September 30, 2010 as compared to $10.0 million for the three months ended September 30, 2009, a decrease of approximately $1.4 million, or 14.4%. Development and engineering expense includes approximately $0.3 million and $0.9 million of equity-based compensation for the three months ended September 30, 2010 and 2009, respectively. Excluding this equity-based compensation, development and engineering expense was $8.3 million for the three months ended September 30, 2010 as compared to $9.1 million for the three months ended September 30, 2009, a decrease of approximately $0.8 million or 9.1%. The decrease is primarily attributable to the absence in the three months ended September 30, 2010, of severance, compensation and facility consolidation costs related to 2009 efficiency measures.
Sales, Marketing, General and Administrative Expense (Excluding Corporate Expense)
     Our total sales, marketing, general and administrative expense (excluding corporate expense) was $15.4 million for the three months ended September 30, 2010 as compared to $20.3 million for the three months ended September 30, 2009, a decrease of approximately $5.0 million, or 24.3%.
     Our sales, marketing, general and administrative expense for our payer services segment was approximately $6.4 million for the three months ended September 30, 2010 as compared to $8.0 million for the three months ended September 30, 2009, a decrease of approximately $1.6 million, or 20.0%. Sales, marketing, general and administrative expense for our payer services segment includes approximately $0.7 million and $2.3 million of equity-based compensation for the three months ended September 30, 2010 and 2009, respectively. Excluding this equity-based compensation, payer services sales, marketing, general and administrative expense was $5.7 million for the three months ended September 30, 2010 as compared to $5.8 million for the three months ended September 30, 2009, a decrease of approximately $0.1 or 1.7%, which reflects a generally consistent level of activity.
     Our sales, marketing, general and administrative expense for our provider services segment was approximately $7.5 million for the three months ended September 30, 2010 as compared to $9.0 million for the three months ended September 30, 2009, a decrease of approximately $1.5 million, or 16.7%. Sales, marketing, general and administrative expense for our provider services segment includes approximately $0.5 million and $1.4 million of equity-based compensation for the three months ended September 30, 2010 and 2009, respectively. Excluding this equity-based compensation, provider services sales, marketing, general and administrative expense was $7.0 million for the three months ended September 30, 2010 as compared to $7.6 million for the three months ended September 30, 2009, a decrease of approximately $0.6 million or 7.9%. The decrease in our provider services sales, marketing, general and administrative expense is primarily due to reduced bad debt expense in our revenue cycle management business and reduced compensation costs from efficiency measures. This decrease was partially offset by the inclusion of the infrastructure associated with the Chapin business which was acquired in June 2010.
     Our sales, marketing, general and administrative expense for our pharmacy services segment was approximately $1.5 million for the three months ended September 30, 2010 as compared to $3.4 million for the three months ended September 30, 2009, a decrease of approximately $2.0 million, or 57.3%. This decrease is primarily attributable to the integration of the acquired eRx business with the Company’s pharmacy operations.
Corporate Expense
     Our corporate expense was $13.1 million for the three months ended September 30, 2010 as compared to $14.0 million for the three months ended September 30, 2009, a decrease of approximately $0.9 million, or 6.2%. Corporate expense includes approximately $2.1 million and $3.3 million of equity-based compensation for the three months ended September 30, 2010 and 2009, respectively. Excluding this equity-based compensation, corporate expense was $11.0 million for the three months ended September 30, 2010 as compared to $10.7 million for the three months ended September 30, 2009, an increase of approximately $0.3 million, or 2.7%.

Depreciation and Amortization Expense
     Our depreciation and amortization expense was $30.0 million for the three months ended September 30, 2010 as compared to $26.7 million for the three months ended September 30, 2009, an increase of approximately $3.3 million, or 12.5%. This increase was primarily due to depreciation of property and equipment placed in service subsequent to September 30, 2009, as well as additional depreciation and amortization expense related to acquisition method adjustments associated with technology and intangible assets acquired in connection with recently acquired businesses and the acquisition from WebMD of certain additional rights to specified uses of our data.
Interest Expense
     Our interest expense was $16.2 million for the three months ended September 30, 2010 as compared to $17.2 million for the three months ended September 30, 2009, a decrease of approximately $1.1 million, or 6.1%. This decrease is primarily due to a scheduled decrease in the notional amount of our interest rate swap agreement of approximately $123.6 million that occurred on December 31, 2009 which caused less of our debt to be subject to the higher fixed rate of our interest rate swap agreement during the three months ended September 30, 2010.
Income Taxes
     Our income tax expense was $7.5 million for the three months ended September 30, 2010 as compared to $9.2 million for the three months ended September 30, 2009, a decrease of approximately $1.7 million, or 18.9%. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to the change in our book basis versus tax basis of our investment in EBS Master, including the effect of income allocated to a noncontrolling interest, valuation allowance changes, state income tax rate changes and the impact of other permanent differences relative to pre-tax income. During the three months ended September 30, 2010 and 2009, the Company recognized an increase in income tax expense of approximately $1.1 million and $1.9 million, respectively, related to changes in valuation allowances.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Revenues
     Our total revenues were $726.5 million for the nine months ended September 30, 2010 as compared to $679.9 million for the nine months ended September 30, 2009, an increase of approximately $46.6 million, or 6.9%.
     On an overall basis, revenues for our payer services, provider services and pharmacy services segments for the nine months ended September 30, 2010 were adversely affected as compared to the prior year period by the impact of lower healthcare utilization driven by continued high unemployment and other adverse economic factors. Additional factors affecting our various product line revenues are described in the following paragraphs.
     Our payer services segment revenue is summarized by product line in the following table:

	September 30,	September 30,
	2010	2009	$ Change
Claims management	$145,090	$137,440	$7,650
Payment services	171,693	156,433	15,260
Intersegment revenue	2,311	434	1,877

	$319,094	$294,307	$24,787

     Claims management revenues for the nine months ended September 30, 2010 increased by approximately $7.7 million, or 5.6%, primarily due to the inclusion of the FVTech and HTMS acquired businesses, as well as increased payment integrity revenue, in the current year period. This increase in revenue was partially offset by the impact of market pricing pressures on our average transaction rates and by volume impacts from weather conditions and a milder than expected flu season in the first quarter of 2010. Payment services revenues for the nine months ended September 30, 2010 increased by approximately $15.3 million, or 9.8%, as compared to the prior year period. This increase was primarily driven by new sales and implementations, as well as the impact of the U.S. postage rate increase effective in May 2009. Additionally, all payer services segment revenues were adversely affected by the impact of lower healthcare utilization during the nine months ended September 30, 2010.
     Our provider services segment revenue is summarized by product line in the following table:

	September 30,	September 30,
	2010	2009	$ Change
Patient statements	$198,214	$207,304	$(9,090)
Revenue cycle management	127,855	114,825	13,030
Dental	23,808	23,690	118
Intersegment revenue	241	1,388	(1,147)

	$350,118	$347,207	$2,911

     Patient statements revenues for the nine months ended September 30, 2010 decreased by approximately $9.1 million, or 4.4%, primarily due to the sale of our office supplies and print services business in October 2009 and customer attrition. This decrease was partially offset by new sales and implementations and the impact of the U.S. postage rate increase in May 2009. Revenue cycle management revenues for the nine months ended September 30, 2010 increased by approximately $13.0 million, or 11.3%, primarily due to new sales and implementations and the inclusion of Chapin business which was acquired in June 2010, partially offset by the impact of weather conditions and the mild flu season in the first quarter of 2010. Dental revenues for the nine months ended September 30, 2010 were generally consistent with those reflected in the comparable prior year period. Additionally, all provider services segment revenues were adversely affected by the impact of lower healthcare utilization during the nine months ended September 30, 2010.
     Our pharmacy services segment revenues were $59.8 million for the nine months ended September 30, 2010 as compared to $40.2 million for the nine months ended September 30, 2009, an increase of approximately $19.6 million, or 48.8%. This increase was primarily due to our acquisition of eRx in July 2009 and new sales and implementations, partially offset by the impact of lower healthcare utilization during the nine months ended September 30, 2010.
Cost of Operations
     Our total cost of operations was $443.3 million for the nine months ended September 30, 2010 as compared to $418.1 million for the nine months ended September 30, 2009, an increase of approximately $25.3 million, or 6.0%.
     Our cost of operations for our payer services segment was approximately $208.2 million for the nine months ended September 30, 2010 as compared to $188.1 million for the nine months ended September 30, 2009, an increase of approximately $20.1 million, or 10.7%. As a percentage of revenue, our payer services cost of operations increased to 65.3% for the nine months ended September 30, 2010 as compared to 63.9% for the nine months ended September 30, 2009. Cost of operations for our payer services segment includes approximately $1.8 million and $3.8 million of equity-based compensation for the nine months ended September 30, 2010 and 2009, respectively. Excluding this equity-based compensation, payer services costs of operations were $206.5 million for the nine months ended September 30, 2010 as compared to $184.3 million for the nine months ended September 30, 2009, an increase of approximately $22.2 million or 12.0%. The increase in our payer services cost of operations is primarily due to revenue growth in payment services, including increased postage costs resulting from the U.S. postage rate increase effective in May 2009, and the inclusion of businesses acquired in 2010. Excluding equity-based compensation, as a percentage of revenue, our payer services costs of operations increased to 64.7% for the nine months ended September 30, 2010 as compared to 62.6% for the nine months ended September 30, 2009. The increase as a percentage of revenue was primarily due to changes in revenue mix between our payment services solutions and recently acquired claims management businesses, which generally have higher cost of operations, and our historical claims management services, which generally have lower cost of operations.
     Our cost of operations for our provider services segment was $215.8 million for the nine months ended September 30, 2010 as compared to $221.5 million for the nine months ended September 30, 2009, a decrease of approximately $5.7 million, or 2.6%. As a percentage of revenue, our provider services segment cost of operations decreased to 61.6% for the nine months ended September 30, 2010 as compared to 63.8% for the nine months ended September 30, 2009. Cost of operations for our provider services segment includes approximately $0.9 million and $2.0 million of equity-based compensation for the nine months ended September 30, 2010 and 2009, respectively. Excluding this equity-based compensation, provider services cost of operations were $214.9 million for the nine months ended September 30, 2010 as compared to $219.5 million for the nine months ended September 30, 2009, a decrease of approximately $4.6 million or 2.1%. The decrease in our provider services cost of operations and as a percentage of revenue is primarily due to changes in revenue mix between our patient statements services, which generally have higher cost of operations, and revenue cycle management services, which generally have lower cost of operations. This decrease was partially offset by the inclusion of revenue and associated costs of the Chapin business which was acquired in June 2010.

     Our cost of operations for our pharmacy services segment was $21.8 million for the nine months ended September 30, 2010 as compared to $9.9 million for the nine months ended September 30, 2009, an increase of approximately $11.8 million, or 119.1%. This increase is primarily related to the integration of the acquired eRx business with the Company’s pharmacy operations.
Development and Engineering Expense
     Our total development and engineering expense was $25.8 million for the nine months ended September 30, 2010 as compared to $24.4 million for the nine months ended September 30, 2009, an increase of approximately $1.4 million, or 5.8%. Development and engineering expense includes approximately $1.0 million and $1.0 million of equity-based compensation for the nine months ended September 30, 2010 and 2009, respectively. The increase is primarily related to increased product development activity in our payer services and provider services segments and the inclusion of the product development infrastructures associated with our recently acquired businesses.
Sales, Marketing, General and Administrative Expense (Excluding Corporate Expense)
     Our total sales, marketing, general and administrative expense (excluding corporate expense) was $44.9 million for the nine months ended September 30, 2010 as compared to $49.8 million for the nine months ended September 30, 2009, a decrease of approximately $4.9 million, or 9.9%.
     Our sales, marketing, general and administrative expense for our payer services segment was approximately $19.4 million for the nine months ended September 30, 2010 as compared to $20.5 million for the nine months ended September 30, 2009, a decrease of approximately $1.0 million, or 5.1%. Sales, marketing, general and administrative expense for our payer services segment includes approximately $1.8 million and $4.0 million of equity-based compensation for the nine months ended September 30, 2010 and 2009, respectively. Excluding this equity-based compensation, payer services sales, marketing, general and administrative expense was $17.6 million for the three months ended September 30, 2010 as compared to $16.4 million for the three months ended September 30, 2009, an increase of approximately $1.2 million or 7.1%, The increase in our payer services sales, marketing, general and administrative expense is primarily due to the inclusion of the infrastructures associated with recently acquired businesses.
     Our sales, marketing, general and administrative expense for our provider services segment was approximately $21.0 million for the nine months ended September 30, 2010 as compared to $24.3 million for the nine months ended September 30, 2009, a decrease of approximately $3.3 million, or 13.5%. Sales, marketing, general and administrative expense for our provider services segment includes approximately $1.3 million and $2.5 million of equity-based compensation for the nine months ended September 30, 2010 and 2009, respectively. Excluding this equity-based compensation, provider services sales, marketing, general and administrative expense was $19.8 million for the three months ended September 30, 2010 as compared to $21.8 million for the three months ended September 30, 2009, a decrease of approximately $2.1 million or 9.5%. The decrease in our provider services sales, marketing, general and administrative expense is primarily due to reduced bad debt expense in our revenue cycle management business and reduced compensation costs from efficiency measures. This decrease was partially offset by the inclusion of the infrastructure associated with the Chapin business which was acquired in June 2010.
     Our sales, marketing, general and administrative expense for our pharmacy services segment was approximately $4.5 million for the nine months ended September 30, 2010 as compared to $5.4 million for the nine months ended September 30, 2009, a decrease of approximately $0.9 million, or 16.9%. This decrease is primarily attributable to the integration of the acquired eRx business with the Company’s pharmacy operations.
Corporate Expense
     Our corporate expense was $36.0 million for the nine months ended September 30, 2010 as compared to $36.1 million for the nine months ended September 30, 2009, a decrease of approximately $0.1 million, or 0.3%. Corporate expense includes approximately $5.6 million and $7.7 million of equity-based compensation for the nine months ended September 30, 2010 and 2009, respectively. Excluding this equity-based compensation, corporate expense was $30.3 million for the nine months ended September 30, 2010 as compared to $28.3 million for the nine months ended September 30, 2009, an increase of approximately $2.0 million, or 7.2%. This increase was primarily attributable to incremental costs in the current year period associated with the infrastructure required to operate as a public company and legal and other professional fees related to 2010 acquisition activity. These increases were partially offset by changes in estimate of our tax receivable obligations which reduced corporate expense for the nine months ended September 30, 2010 by approximately $0.3 million and the impact of a reduction in scheduled rent payments under our former corporate headquarters’ office lease.
Depreciation and Amortization Expense
     Our depreciation and amortization expense was $87.1 million for the nine months ended September 30, 2010 as compared to $77.1 million for the nine months ended September 30, 2009, an increase of approximately $10.0 million, or 13.0%. This increase was primarily due to depreciation of property and equipment placed in service subsequent to September 30, 2009, as well as additional depreciation and amortization expense related to acquisition method adjustments associated with technology and intangible assets acquired in connection with recently acquired businesses and the acquisition from WebMD of certain additional rights to specified uses of our data.
Interest Expense
     Our interest expense was $47.7 million for the nine months ended September 30, 2010 as compared to $52.3 million for the nine months ended September 30, 2009, a decrease of approximately $4.6 million, or 8.8%. This decrease was primarily due to a scheduled decrease in the notional amount of our interest rate swap agreement of approximately $123.6 million that occurred on December 31, 2009 which caused less of our debt to be subject to the higher fixed rate of our interest rate swap agreement during the nine months ended September 30, 2010.
Income Taxes
     Our income tax expense was $27.7 million for the nine months ended September 30, 2010 as compared to $12.9 million for the nine months ended September 30, 2009, an increase of approximately $14.8 million. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to the change in our book basis versus tax basis of our investment in EBS Master, including the effect of income allocated to a noncontrolling interest, valuation allowance changes, state income tax rate changes and the impact of other permanent differences relative to pre-tax income. During the nine months ended September 30, 2010, the Company recognized an increase in income tax expense of approximately $6.9 million related to changes in valuation allowances. During the prior year period, the Company recognized a decrease in income tax expense of approximately $8.1 million related to changes in valuation allowances.
Liquidity and Capital Resources
     General
     We are a holding company with no material business operations. Our principal asset is the equity interests we own in EBS Master. We conduct all of our business operations through the direct and indirect subsidiaries of EBS Master. Accordingly, our only material sources of cash are the IPO proceeds, borrowings under our credit agreement and dividends or other distributions or payments that are derived from earnings and cash flow generated by the subsidiaries of EBS Master.
     We have financed our operations primarily through cash provided by operating activities, private sales of EBS Units to the Principal Equityholders, borrowings under our credit agreements and the IPO. We believe that our existing cash on hand, cash generated from operating activities and available borrowings under our revolving credit agreement ($45.7 million as of September 30, 2010) will be sufficient to service our existing debt, finance internal growth, fund capital expenditures and fund small to mid-size acquisitions. As of September 30, 2010, we had cash and cash equivalents of $217.0 million as compared to $212.0 million as of December 31, 2009.

     On October 1, 2010, we borrowed an additional $100.0 million under an incremental term loan facility through an amendment to our first lien credit agreement and used the net proceeds, along with $160.0 million cash on hand, to acquire Chamberlin for approximately $260.0 million in cash. Under the terms of the merger agreement, the purchase price consisted of: (i) payments of approximately $209.5 million to former stockholders of Chamberlin and $44.5 million in satisfaction of Chamberlin’s debt and transaction related obligations and (ii) other transaction related adjustments benefitting the Company of approximately $6.0 million.
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
     Cash Flows
     Operating Activities
     Cash provided by operations for the nine months ended September 30, 2010 was $120.8 million as compared to $121.1 million for the nine months ended September 30, 2009. Cash provided by operating activities can be significantly impacted by our non-cash working capital assets and liabilities, which may vary based on the timing of cash receipts that fluctuate by day of week and/or month and be impacted by cash management decisions. For example, the timing of our cash disbursements during the fourth quarter of 2008 affected the amounts of our prepaid expenses, accounts payable and accrued expenses at December 31, 2008 and the cash provided by operating activities during 2009.
     Investing Activities
     Cash used in investing activities for the nine months ended September 30, 2010 was $109.3 million as compared to $106.4 million for the nine months ended September 30, 2009. Cash used in investing activities for the nine months ended September 30, 2010 and 2009 primarily reflects cash paid for acquisitions. In addition, we also increased our capital expenditures during the nine months ended September 30, 2010 primarily due to our investment in a new data center in Nashville, Tennessee and equipment upgrades in our patient statements business.
     Financing Activities
     Cash used in financing activities for the nine months ended September 30, 2010 was $6.5 million as compared to cash provided by financing activities of $108.9 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we paid only scheduled principal payments. During the nine months ended September 30, 2009, we (i) received net proceeds of approximately $148.3 million from our IPO and (ii) in addition to scheduled principal payments, also paid amounts previously borrowed under our revolving credit facility and made an optional principal payment under our first lien credit agreement.
     Credit Facilities
     In November 2006, our subsidiary, EBS LLC, entered into the first lien credit agreement, which we refer to as the “First Lien Credit Agreement,” and the second lien credit agreement, which we refer to as the “Second Lien Credit Agreement”, each as amended from time to time. Together, we refer to the First Lien Credit Agreement and the Second Lien Credit Agreement as the “Credit Agreements.” The First Lien Credit Agreement provided us $805.0 million of total available financing, consisting of a secured $755.0 million term loan facility and a secured $50.0 million revolving credit facility. In October 2010, we, through our subsidiaries, borrowed an additional

$100.0 million pursuant to an incremental term loan facility under an amendment to the First Lien Credit Agreement.
     The revolving credit facility provides for the issuance of standby letters of credit, in an aggregate face amount at any time not in excess of $12.0 million. The issuance of standby letters of credit reduces the available capacity under our revolving credit facility. In addition, under the terms of the First Lien Credit Agreement, we can borrow up to an additional $100.0 million in additional incremental term loans and increase the available capacity under the revolving credit facility by $25.0 million, provided that the aggregate amount of such increases may not exceed $100.0 million. There were no borrowings on our revolving credit facility as of September 30, 2010.
     Borrowings outstanding under the First Lien Credit Agreement amounted to $680.7 million as of September 30, 2010, and currently bear interest, at our option, at either an adjusted LIBOR rate plus 2.00% or the lenders’ alternate base rate plus 1.00%, or a combination of the two. In addition, under the October 2010 $100.0 million incremental term loan facility, we are required to pay interest, at our option, at either an adjusted LIBOR rate plus 3.00% (subject to a LIBOR floor of 1.50%) or the lenders’ alternate base rate plus 2.00% (subject to an alternate base rate floor of 2.50%). Other than the interest rate, the incremental term loans are on substantially the same terms as the Company’s existing term loans incurred under the First Lien Credit Agreement. Not including optional prepayments, we are generally required to make quarterly principal payments through 2013 of approximately $1.8 million and $0.3 million on the original and additional $100.0 million incremental term loan facilities, respectively, under the First Lien Credit Agreement.
     We are required to pay a commitment fee of 0.5% per annum, provided that our total leverage ratio is greater than or equal to 4.0:1, and otherwise 0.375% per annum on the undrawn portion of the revolving credit facility. We are permitted to prepay the revolving credit facility or the term loans (including the $100.0 million incremental term loans) under the First Lien Credit Agreement at any time. We are required to prepay amounts outstanding under the First Lien Credit Agreement with proceeds we receive from asset sales that generate proceeds in excess of $1.0 million if not reinvested (as defined in the Credit Agreements), from indebtedness we incur that is not specifically permitted to be incurred under the First Lien Credit Agreement, with any excess cash flow (as defined in the First Lien Credit Agreement) we generate in any fiscal year and from casualty events.
     Our Second Lien Credit Agreement is a term loan facility with an aggregate principal amount of $170.0 million, which was the amount outstanding as of September 30, 2010. Borrowings outstanding under the Second Lien Credit Agreement currently bear interest, at our option, at either an adjusted LIBOR rate plus 5.00% or the lenders’ alternate base rate plus 4.00%, or a combination of the two. We are required to make quarterly interest payments. Although we are permitted to prepay the loans under our Second Lien Credit Agreement at any time, the terms of our First Lien Credit Agreement restrict our ability to make such prepayments to the amount of previous years’ retained excess cash flow (as defined under the Credit Agreements) and only if our total leverage ratio is 4.0:1 or better.
     The revolving portion of the First Lien Credit Agreement matures in November 2012 and the term loans (including the additional $100.0 million incremental term loans) mature in November 2013. The Second Lien Credit Agreement matures in May 2014. We anticipate refinancing our Credit Agreements prior to or as of their maturity dates. Given the state of the current credit environment resulting from, among other things, ongoing adverse economic conditions, we cannot be certain that we will be successful in our refinancing efforts on acceptable terms or at all, which could have an adverse effect on our liquidity and results of operations.
     The obligations of EBS LLC under the Credit Agreements are unconditionally guaranteed by EBS Master and all of its subsidiaries and are secured by liens on substantially all of EBS Master’s assets, including the stock of its subsidiaries.

     As of September 30, 2010, total borrowings outstanding under the Credit Agreements amounted to $850.7 million (excluding the additional $100.0 million incremental term loan facility borrowed in October 2010 and before unamortized debt discount of $43.9 million primarily related to the adjustment of our long-term debt to fair value in connection with the 2008 Transaction). Under the revolving portion of our First Lien Credit Agreement, net of $4.3 million of outstanding but undrawn letters of credit issued, we had $45.7 million in available borrowing capacity at September 30, 2010.
     During the nine months ended September 30, 2010, the weighted average cash interest rate of our borrowings under our Credit Agreements (including the net cash payments under our interest rate swap) was approximately 4.9%. Approximately $354.2 million of our weighted average debt outstanding during the period was subject to a fixed interest rate of 4.94% under our interest rate swap agreement.
     Covenants
     The Credit Agreements require us to satisfy specified financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as set forth in the Credit Agreements. The minimum interest coverage ratio permitted was 2.5:1.0 at September 30, 2010 and increases at varying intervals over time until October 1, 2011, at which time it is fixed at 3.5:1.0. At September 30, 2010, we estimate our interest coverage ratio as defined under the Credit Agreements to be approximately 6.0 to 1.0. The maximum total leverage ratio permitted was 4.0:1.0 at September 30, 2010 and declines at varying intervals over time until October 1, 2011, at which time it is fixed at 3.0:1.0. At September 30, 2010, we estimate our total leverage ratio to be approximately 3.2 to 1.0 which, under the terms of the Credit Agreements, reflected only $35.0 million of the cash on our balance sheet at September 30, 2010 as a reduction of our net debt.
     The Credit Agreements also limit us with respect to amounts we may spend on capital expenditures. As defined in the Credit Agreements, capital expenditures exclude certain items such as the expenditures made with the retained portion of excess cash flow, replacement of property and equipment, additions funded with equity offering proceeds and additions funded with proceeds of asset sales. The limitation varies based on certain base expenditure levels included in the Credit Agreements and the amount of unused capital expenditures from the previous calendar year, if any, as well as allowable amounts transferred from future year expenditure limits. For the year ending December 31, 2010, our capital expenditures (as defined under the Credit Agreements) are limited to approximately $60.5 million including allowable transfers from 2011. For the years ending December 31, 2011 and 2012, our capital expenditures are limited to $41.0 million and $42.0 million, respectively, excluding any carryovers from previous years and allowable transfers from future years. During 2010, in addition to our normal level of capital expenditures, we currently expect to incur approximately $25.0 million to replace our primary data center in Nashville, Tennessee and approximately $15.0 million to upgrade equipment in our patient statements business. A portion of these additional capital expenditures may extend into 2011 depending on timing of the projects.
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
     As of September 30, 2010, we were in compliance with all of the financial and other covenants under the Credit Agreements.
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
     Commitments and Contingencies
     The Form 10-K discloses certain commitments and contractual obligations that existed as of December 31, 2009. During the nine months ended September 30, 2010, we acquired FVTech, HTMS and Chapin. The consideration transferred in connection with these acquisitions included contingent obligations to make additional payments based on the achievement of certain financial performance targets. At September 30, 2010, based on current facts and circumstances, we have estimated the aggregate fair value of these contingent obligations at $18.8 million which we anticipate will be paid at various intervals, if earned, over the next three years.
     Additionally, in October 2010, we, through our subsidiaries, borrowed an additional $100.0 million pursuant to an incremental term loan facility under an amendment to the First Lien Credit Agreement to partially fund the acquisition of Chamberlin. We are required to make quarterly payments of principal and interest on the incremental term loan facility of approximately $0.3 million through 2013 at which time the remaining balance becomes due.
Off-Balance Sheet Arrangements
     As of September 30, 2010, we had no off-balance sheet arrangements or obligations, other than those related to our letters of credit, our interest rate swap agreement, operating leases, contingent consideration related to certain of our acquisitions and surety bonds of an insignificant amount.
Recent Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, an update to FASB ASC Revenue Recognition Topic, which amends existing accounting standards for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, the update establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor-specific objective evidence nor third-party evidence is available for that deliverable. The update is to be applied prospectively for revenue arrangements entered into or materially modified after January 1, 2011 in the case of the Company. The Company does not expect that the pending adoption of the update will have a material effect on the Company’s consolidated financial statements.
     On January 1, 2010, the Company adopted the clarification and additional disclosure provisions of FASB Accounting Standards Update No. 2010-06, an update to FASB ASC Fair Value Measurements and Disclosures Topic. This update clarifies that companies must provide fair value measurement disclosures for each class of assets and liabilities and expands the requirements to include disclosure of amounts and reasons for transfers among different levels within the fair value hierarchy and information within a reconciliation about purchases, sales, issuances and settlements on a gross basis. The adoption of the clarification and additional disclosure provisions of this update had no material impact on the Company’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2010. The disclosures required by this update are presented within Note 8 to the unaudited condensed consolidated financial statements. The remaining provisions become effective in the fiscal period beginning after December 31, 2010 (January 1, 2011 in the case of the Company).

The Company does not expect that the pending adoption of the remaining provisions of the update will have a material effect on the Company’s disclosures in its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have interest rate risk primarily related to borrowings under the Credit Agreements. The original term loan borrowings under the First Lien Credit Agreement bear interest, at our option, at either an adjusted LIBOR rate plus 2.00% or the lenders’ alternate base rate plus 1.00%, or a combination of the two, and borrowings under the Second Lien Credit Agreement bear interest, at our option, at either an adjusted LIBOR rate plus 5.00% or the lenders’ alternate base rate plus 4.00%, or a combination of the two. As of September 30, 2010, we had outstanding borrowings (before unamortized debt discount of $43.9 million) of $680.7 million under the First Lien Credit Agreement and $170.0 million under the Second Lien Credit Agreement.
     In October 2010, we borrowed an additional $100.0 million under an incremental term loan facility through an amendment to the First Lien Credit Agreement. The incremental term loan facility bears interest at our option at either an adjusted LIBOR rate plus 3.00% (subject to a LIBOR floor of 1.50%) or the lenders’ alternate base rate plus 2.00% (subject to an alternate base rate floor of 2.50%).
     We manage our interest rate risk through the use of an interest rate swap agreement. Effective December 31, 2006, we entered into an interest rate swap to exchange three month LIBOR rates for fixed interest rates, resulting in the payment of an all-in fixed rate of 4.944% on an initial notional amount of $786.3 million which amortizes on a quarterly basis until maturity at December 30, 2011. At September 30, 2010, the notional amount of the interest rate swap was $352.4 million. As a result, as of September 30, 2010, $498.3 million of our total borrowings were effectively subject to a variable interest rate.
     A change in interest rates on variable rate debt impacts our pre-tax earnings and cash flows. Since its redesignation on September 30, 2008, our interest rate swap has qualified for hedge accounting as a cash flow hedge. Therefore, future changes in market fluctuations related to the effective portion of this cash flow hedge have not impacted our pre-tax earnings until the accrued interest is recognized on the derivative and the associated hedged debt. Based on our outstanding debt as of September 30, 2010, and assuming that our mix of debt instruments, interest rate swap and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have a pre-tax impact on our earnings and cash flows of approximately $5.8 million. Effective October 1, 2010 the Company removed the designation of the interest rate swap as a cash flow hedge such that future changes in fair value of the interest rate swap will be reflected within our pre-tax earnings.
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
Disclosure Controls and Procedures
     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.
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
Changes in Internal Control Over Financial Reporting
     There has been no change to our internal control over financial reporting during the nine months ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     The discussion of the Company’s business and operations should be read together with the risk factors contained under the heading “Risk Factors” in our Form 10-K and Form 10-Q for the quarter ended March 31, 2010, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect our business, financial condition and results of operations, cash flows and prospects in a material adverse manner. As of September 30, 2010, there have been no material changes to the risk factors set forth in our Form 10-K and Form 10-Q for the quarter ended March 31, 2010.

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
     Following is a description of our use of IPO proceeds since June 30, 2010:
•	We used approximately $84.0 million of the proceeds from the IPO to purchase Chamberlin on October 1, 2010.

•	From June 2010 through September 2010, we used approximately $0.4 million of the proceeds from the IPO to fund expenses related to operating as a public company.
     As of October 1, 2010, we have used all of the total net proceeds from the IPO, leaving no balance. All IPO net proceeds were used in a manner consistent with the descriptions contained in the Registration Statements.
     Issuances of Class A common stock
     None.
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

EMDEON INC.
Date: November 9, 2010	By:	/s/ George I. Lazenby
George I. Lazenby, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2010	By:	/s/ Bob A. Newport
Bob A. Newport, Jr., Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.
2.1*	Agreement and Plan of Merger dated as of September 3, 2010 by and among Medifax-EDI Holding Company, Medifax Merger Sub Inc., Medifax CEA Merger Sub Inc., Chamberlin Edmonds Holdings, Inc., Chamberlin Edmonds & Associates, Inc., and CEA Rep, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2010, and incorporated herein by reference).

4.1	Amendment No. 3 to First Lien Credit Agreement, dated as of October 1, 2010, among EBS Master LLC, Emdeon Business Services LLC, as borrower, Medifax-EDI Holding Company, as additional borrower, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent, collateral agent, Swingline Lender and Issuing Bank (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2010, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Emdeon undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.