Form 10-K
period 2010-12-31
Emdeon Inc.
filed 2011-03-10
CIK 1444598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $380,115,806. Market value is determined by reference to the closing price on June 30, 2010 of the registrant’s Common Stock as reported by the New York Stock Exchange. Class B common stock is not publicly listed for trade on any exchange or market system; however, Class B common stock can be exchanged for Class A common stock on a one-for-one basis. Accordingly, the market value was calculated based on the market price of Class A common stock. For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrant are affiliates.

Class	Outstanding as of March 4, 2011

Class A common stock, $0.00001 par value	91,064,486
Class B common stock, $0.00001 par value	24,689,142

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed subsequently with the Securities and Exchange Commission are incorporated by reference into Part III hereof.

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

Overview

We are a leading provider of revenue and payment cycle management and clinical information exchange solutions connecting payers, providers and patients in the U.S. healthcare system. Our product and service offerings integrate and automate key business and administrative functions of our payer and provider customers throughout the patient encounter, including pre-care patient eligibility and benefits verification and enrollment, clinical information exchange capabilities, claims management and adjudication, payment integrity, payment distribution, payment posting and denial management and patient billing and payment processing. Through the use of our comprehensive suite of products and services, our customers are able to improve efficiency, reduce costs, increase cash flow and more efficiently manage the complex revenue and payment cycle and clinical information exchange processes. Our services are delivered primarily through recurring, transaction-based processes that leverage our health information network, the single largest financial and administrative information exchange in the U.S. healthcare system. Our health information network currently reaches approximately 1,200 payers, 500,000 providers, 5,000 hospitals, 81,000 dentists, 60,000 pharmacies and 150 labs.

We deliver our solutions and operate our business in three business segments: (i) payer services, which provides services to commercial insurance companies, third party administrators and governmental payers; (ii) provider services, which provides services to hospitals, physicians, dentists and other healthcare providers, such as labs and home healthcare providers; and (iii) pharmacy services, which provides services to pharmacies, pharmacy benefit management companies and other payers. Through our payer services segment, we provide payment cycle solutions, both directly and through our network of companies, or channel partners, with which we have contracted to market and sell certain of our products and services, including healthcare information system vendors, such as physician and dental practice management system, hospital information system and electronic medical record vendors, that help simplify the administration of healthcare related to insurance eligibility and benefit verification, claims filing, payment integrity and claims and payment distribution. Additionally, we provide consulting services through our payer services segment. Through our provider services segment, we provide revenue cycle management solutions, patient billing and payment services, government program eligibility and enrollment services and clinical information exchange capabilities, both directly and through our channel partners, that simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow. Through our pharmacy services segment, we provide electronic prescribing services and other electronic solutions to pharmacies, pharmacy benefit management companies and government agencies related to prescription benefit claim filing, adjudication and management.

In 2010, we processed a total of approximately 5.8 billion healthcare-related transactions, including approximately one out of every two commercial healthcare claims delivered electronically in the United States. We have developed our network of payers and providers over 25 years and connect to virtually all private and government payers, claim-submitting providers and pharmacies. Our network and related products and services are designed to integrate with our customers’ existing technology infrastructures and administrative workflow and typically require minimal capital expenditure on the part of the customer, while generating significant savings and operating efficiencies.

Organizational Structure and Corporate History

The Company is a Delaware corporation. Our predecessors have been in the healthcare information solutions business for over 25 years. We have grown both organically and through targeted acquisitions in order to offer the full range of products and services required to automate the patient encounter process.

A brief history of our organizational structure is as follows:

•	Prior to November 2006, the group of companies that comprised Emdeon Business Services, or EBS, was owned by HLTH Corporation, currently known as “WebMD Health Corp.”, or WebMD. EBS

Master LLC, or EBS Master, was formed by WebMD to act as a holding company for EBS. EBS Master, through its 100% owned subsidiary, Emdeon Business Services LLC, or EBS LLC, owns EBS.

•	In September 2006, we were formed by General Atlantic LLC, or General Atlantic, as a Delaware limited liability company for the purpose of making an investment in EBS Master. In November 2006, we acquired a 52% interest in EBS Master from WebMD (the “2006 Transaction”). WebMD retained a 48% interest in EBS Master upon closing of the 2006 Transaction.

•	In February 2008, WebMD sold its remaining 48% interest in EBS Master (the “2008 Transaction”) to affiliates of General Atlantic and Hellman & Friedman LLC, or H&F. As a result, following the 2008 Transaction, EBS Master was owned by affiliates of General Atlantic, who we sometimes refer to herein as the “General Atlantic Equityholders,” and by affiliates of H&F, who we sometimes refer to herein as the “H&F Equityholders.” The General Atlantic Equityholders and H&F Equityholders are sometimes collectively referred to herein as the “Principal Equityholders.” Together, our Principal Equityholders currently control approximately 72% of the combined voting power of our Class A common stock and Class B common stock.

•	In anticipation of our initial public offering, or IPO, we converted into a Delaware corporation, changed our name to Emdeon Inc. and completed a corporate restructuring (collectively, the “reorganization transactions”).

•	In August 2009, we completed the IPO of our Class A common stock and began trading on the New York Stock Exchange, or NYSE, under the symbol “EM.”

A brief description of businesses we have acquired since January 1, 2010 is as follows:

•	In January 2010, we acquired FutureVision Investment Group, L.L.C., or FVTech, a provider of outsourced services specializing in electronic data conversion and information management solutions. This acquisition allowed us to electronically process virtually all patient and third party healthcare payments regardless of the format in which payments are submitted by combining FVTech’s document conversion technology with our broad connectivity network and revenue cycle management solutions.

•	In March 2010, we acquired Healthcare Technology Management Services, Inc., or HTMS, a management consulting company focused primarily on the healthcare payer market. This acquisition allowed us to assist payers in evaluating their existing technology strategies and systems in order to help our customers implement effective solutions by combining HTMS’ consulting services with our infrastructure, payer relationships and distribution network.

•	In June 2010, we acquired Chapin Revenue Cycle Management, LLC, or Chapin, a technology-enabled provider of accounts receivable denial and recovery services. By leveraging Chapin’s contract management systems, this acquisition enhanced our ability to assist providers identify and prevent underpayments, appeal denials and resubmit claims in a timely manner to help ensure that providers collect appropriate payments for services rendered.

•	In October 2010, we acquired Chamberlin Edmonds & Associates, Inc., or CEA, a technology-enabled provider of government program eligibility and enrollment services to uninsured and underinsured populations to assist our provider customers in lowering their incidence of uncompensated care and bad-debt expense and increasing overall cash flow.

Our Industry

Payer and Provider Landscape

Healthcare expenditures are a significant component of the U.S. economy, representing $2.5 trillion in 2009, or 17.6% of gross domestic product, or GDP, and are expected to grow at 6.1% per year to $4.4 trillion, or 20% of GDP, in 2018. We believe the cost of healthcare administration in the U.S. was approximately $360 billion in 2008, or 17% of total healthcare expenditures, and that $150 billion of these costs were spent by payers and providers on billing and insurance administration-related activities. We believe the increased need to slow the rise in healthcare expenditures, particularly during the recent period of U.S. economic weakness, increased financial pressures on payers and providers and public policy initiatives to reduce healthcare administrative inefficiencies should accelerate adoption of our solutions.

Healthcare is generally provided through a fragmented industry of providers that have, in many cases, historically under-invested in administrative and clinical information systems. Within this universe of providers, there are currently over 5,700 hospitals and over 560,000 office-based doctors. Approximately 73% of the office-based doctors are in small physician practices consisting of six or fewer physicians and have fewer resources to devote to administrative and financial matters compared to larger practices. In addition, providers can maintain relationships with 50 or more individual payers, many of which have customized claim requirements and reimbursement procedures. The administrative portion of healthcare costs for providers is expected to continue to expand due in part to the increasing complexity in the reimbursement process and the greater administrative burden being placed on providers for reporting and documentation relating to the care they provide. These complexities and other factors are compounded by the fact that many providers lack the technological infrastructure and human resources to bill, collect and obtain full reimbursement for their services, and instead rely on inefficient, labor-intensive processes to perform these functions. These manual and paper-based processes are more prone to human error and administrative inefficiencies, often resulting in increased costs and uncompensated care. As a result, we believe payers and providers will continue to seek solutions that automate and simplify the administrative and clinical processes of healthcare. We benefit from this trend given our suite of administrative and clinical information exchange product and service offerings.

Payers are continually exploring new ways to increase administrative efficiencies to drive greater profitability and mitigate the impact of decelerating premium increases, increased governmental requirements and mandated cuts in federal funding to programs such as Medicare Advantage. Payment for healthcare services generally occurs through complex and frequently changing reimbursement mechanisms involving multiple parties. The proliferation of private-payer benefit plan designs and government mandates, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, format and data content standards continues to increase the complexity of the reimbursement process. For example, preferred provider organizations, or PPOs, health maintenance organizations, point of service plans and high-deductible health plans, or HDHPs, now cover virtually all of employer-sponsored health insurance beneficiaries and are more complex than traditional indemnity plans, which covered 73% of healthcare beneficiaries in 1988. In addition, industry estimates indicate that between $68 billion and $226 billion in healthcare costs are attributable to fraud, waste and abuse each year. Despite significant consolidation among private payers in recent years, claims systems have often not been sufficiently integrated, resulting in persistently high costs associated with administering these plans.

Government payers continue to introduce more complex rules to align payments with the appropriate care provided, including the expansion of Medicare diagnosis-related group codes and the implementation of the Recovery Audit Contractor program, both of which have increased administrative burdens on providers by requiring more detailed classification of patients and care provided in order to receive and retain associated Medicare reimbursement. Further, because we believe there is an increasing number of drug prescriptions authorized by providers and an industry-wide shortage of pharmacists, we believe pharmacists must increasingly be able to efficiently process transactions in order to maximize their productivity and better control prescription drug costs. Most payers, providers and many independent pharmacies are not equipped to handle this increased complexity and the associated administrative challenges alone.

Increases in patient financial responsibility for healthcare expenses have put additional pressure on providers to collect payments at the patient point of care since more than half of every one percent increase in patient self-pay becomes bad debt. Several market trends have contributed to this growing bad debt problem, including the shift towards HDHP and consumer-oriented plans (which grew to 10.0 million in January 2010, up from 8.0 million in January 2009, 6.1 million in January 2008, 4.5 million in January 2007 and 3.2 million in January 2006), higher deductibles and co-payments for privately insured individuals and the increasing ranks of the uninsured (50.7 million or 16.7% of the U.S. population in 2009). We believe the breadth of our network, coupled with our solutions, positions us to help providers estimate financial liability and significantly improve collection at the point of care.

The Revenue and Payment Cycle

The healthcare revenue and payment cycle consists of all the processes and efforts that providers undertake to ensure they are compensated properly by payers and patients for the medical services rendered to patients. For payers, the payment cycle includes all the processes necessary to facilitate provider compensation and use of medical services by members. These processes begin with the collection of relevant eligibility, financial and demographic information about the patient and co-pay amounts before care is provided and end with the collection of payment from payers and patients. Providers are required to send invoices, or claims, to a large number of different payers, including government agencies, managed care companies and private individuals in order to be reimbursed for the care they provide.

We believe payers and providers spend approximately $150 billion annually on these revenue and payment cycle activities. Major steps in this process include:

•	Pre-Care/Medical Treatment: The provider verifies insurance benefits available to the patient, ensures treatment will adhere to medical necessity guidelines and confirms patient personal financial and demographic information. For certain uninsured or underinsured populations, providers also may assist their patients enroll in government, charity and community benefit programs for which they may be eligible. Furthermore, in order to receive reimbursement for the care they provide, providers are often required by payers to obtain pre-authorizations before patient procedures or in advance of referring patients to specialists for care. Co-pay and other self-pay amounts are also collected. The provider then treats the patient and documents procedures conducted and resources used.

•	Claim Management/Adjudication: The provider prepares and submits paper or electronic claims to a payer for services rendered directly or through a clearinghouse, such as ours. Before submission, claims are validated for payer-specific rules and corrected as necessary. The payer verifies accuracy, completeness and appropriateness of the claim and calculates payment based on the patient’s health plan design, out of pocket payments relative to established deductibles and the existing contract between the payer and provider.

•	Payment Distribution: The payer sends a payment and a payment explanation (i.e., remittance advice) to the provider and sends an explanation of benefits, or EOB, to the patient.

•	Payment Posting/Denial Management: The provider posts payments internally, reconciles payments with accounts receivable and submits any claims to secondary insurers if secondary coverage exists. The provider is responsible for evaluating denial/underpayment of a claim and re-submitting it to the payer if appropriate.

•	Patient Billing and Payment: The provider sends a bill to the patient for any remaining balance and posts payments received.

Recent Industry Trends

We believe recent federal initiatives to control the rising cost of healthcare through the elimination of administrative and clinical inefficiencies will increase payer and provider adoption of healthcare information systems and electronic transactions. For example, in July 2008, Congress passed legislation providing financial incentives to Medicare providers using electronic prescribing. In addition, the American Recovery and Reinvestment Act of 2009, or ARRA, included at least $20 billion in federal subsidies to incentivize the implementation and meaningful use of electronic health records. “Meaningful Use” criterion under the Health Information Technology for Economic and Clinical Health, or HITECH, provisions of ARRA requires providers to successfully capture and exchange electronic clinical healthcare information, such as electronic prescriptions and lab orders, to receive incentive payments from Medicare and Medicaid. The goal of these initiatives is, in part, to establish the capability to electronically move clinical information among disparate healthcare information systems to help improve patient outcomes. Some industry reports estimate that the federal government will spend more than $35 billion on promoting healthcare information technology through ARRA over the next decade. In addition, the integration of electronic health records with computerized physician order entry applications, such as electronic prescribing, may also promote greater utilization of electronic transactions. We believe that increasing provider adoption of electronic prescribing has contributed to making it one of the fastest growing transaction types in our business. Currently, we believe only approximately 18% of all prescriptions are transmitted electronically. Moreover, we believe our historical claims data, combined with our healthcare fraud, waste and abuse management services, positions us to benefit from government proposals to promote cost effective healthcare and reduce fraud, waste and abuse and our customers’ initiatives designed to promote the detection and prevention of improper or fraudulent healthcare payments.

Reducing administrative costs continues to garner significant public policy attention. A key component of recent healthcare reform initiatives includes a focus on reducing inefficiency and increasing quality of care. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”), requires the adoption of additional standardized electronic transactions and provides for the creation of operating rules to promote uniformity in the implementation of each standardized electronic transaction. PPACA also contains a number of provisions intended to further link Medicare and Medicaid program payments to quality and efficiency. In late 2008, we launched the U.S. Healthcare Efficiency Indextm, or the Index, an industry-wide transparency and efficiency initiative that identifies and tracks the transition of specific transactions from manual-to-electronic-based formats in order to raise awareness of cost saving opportunities and the immediate benefits of adopting standard electronic transactions. Based on the Index, we estimate that the transition to electronic medical claims and payment-related transactions could produce over $30 billion annually in administrative cost savings.

Our Market Opportunity and Solutions

Opportunities exist to increase efficiencies and cash flow throughout many steps of the healthcare revenue and payment cycle. The breadth of our revenue and payment cycle network and solutions is illustrated in the chart below:

Products and Services

Our business operations are organized into three reportable segments: payer services, provider services and pharmacy services. The selected financial information for each operating segment is provided in Note 23 in the accompanying Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report. A description of our payer, provider and pharmacy solutions follows:

Payer Products and Services

Pre-Care and Claim Management

Our pre-care solutions interface directly with the payer’s own systems allowing providers to process insurance eligibility and benefits verification tasks prior to the delivery of care without the need for live payer/provider interaction. Our claim submission solutions include electronic data interchange, or EDI, and paper-to-EDI conversion of insurance claims through high-volume imaging, batch and real-time healthcare transaction information exchanges and intelligent routing between payers and our other business partners. We also perform payer-specific edits of claims for proper format, including standards in accordance with HIPAA, before submission to minimize manual processes associated with pending claims. Our healthcare fraud, waste and abuse management services combine sophisticated data analytics solutions and technology with an experienced team of investigators to help identify potential financial risks earlier in the revenue and payment cycle and prevent payment of fraudulent and improper claims, creating efficiencies and cost savings for payers and providers.

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

Consulting Services

Our consulting services solutions assist our healthcare clients analyze, develop and implement technology strategies designed to ensure alignment with healthcare trends and overall business goals. Our consultants bring extensive health industry knowledge with practical experience that can help solve many industry challenges, such as limited time and resources, disparate and out-of-date systems, antiquated processes and diverse perspectives, to assist our clients with analysis, selection, procurement and implementation services in deploying information technology solutions quickly and cost-effectively.

Provider Products and Services

Pre-Care/Medical Treatment

Our patient eligibility and verification solutions, including automated referral approval applications, assist our provider customers in determining a patient’s current health benefits levels and also integrating other information to help determine a patient’s ability to pay, as well as the likelihood of public assistance and charity care reimbursement. These solutions help to mitigate a provider’s exposure to bad debt expense by providing clarity into a patient’s insurance coverage, ultimate out-of-pocket responsibility and ability to pay.

We also help providers save time and money by offering technology enabled government program eligibility and enrollment services to uninsured and underinsured populations to assist our provider customers in lowering their incidence of uncompensated care and bad-debt expense and increasing overall cash flow.

As part of the medical treatment process, providers use our clinical information exchange capabilities to order and access lab reports and for electronic prescribing.

Claim Management

Our claims management solutions can be delivered to a provider via our web-based direct solutions or through our network of channel partners. In either case, our claim management solutions leverage our industry leading payer connectivity to deliver consistent and reliable access to virtually every payer in the United States. Our solutions streamline reimbursement by providing (i) tools to improve provider workflow, (ii) tools to edit claims prior to submission and identify errors that delay reimbursement and (iii) robust reporting to providers in order to track claims throughout their life cycle and to reduce claim rejections and denials.

Payment Posting/Denial Management

Our payment automation solutions allow providers to manage and automate the entire payment process. On behalf of our provider customers, we can accept paper payments from both third party payers and patients and convert them into automated workflows which can be reconciled and posted. Our web-based solutions allow providers to analyze remittance advice or payment data and reconcile it with the originally submitted claim to determine whether proper reimbursement has been received. These solutions also: (i) allow providers to identify underpayments, efficiently appeal denials and resubmit claims in a timely manner, (ii) provide insight into patterns of denials and (iii) enable the establishment of procedures that can reduce the number of inaccurate claims submitted in the future. Our payment posting solution automates the labor intensive, paper-based payment reconciliation and manual posting process, which we believe saves providers time and improves accuracy.

We also provide technology solutions and professional services that enable providers to transform previously written-off government and commercial payer underpayments into realized revenue. Our provider payment integrity services not only help identify root cause, but also help collect and prevent underpayments from happening with audit and recovery services, accounts receivable management, denial and appeals services and performance improvement and prevention.

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

Claims Management and Adjudication (Providers)

Our pharmacy claims, revenue management and electronic prescribing solutions provide pharmacies and providers with integrated tools for managing efficiency and profitability through claims management, business intelligence and network infrastructure. We believe our pharmacy provider products and services improve pharmacy workflow and customer service, increase operational efficiency and patient safety, and build pharmacy revenue and customer loyalty.

Payment Posting and Denial Management (Providers)

Our payment posting and denial management solutions offer pharmacies efficient ways to monitor and track remittance and third party payment information, as well as Medicaid and Medicare denial claims, which we believe allows our pharmacy customers to improve their collections.

Customers

We generally provide our products and services to our payer, provider and pharmacy customers on either a per transaction, per document, per communication or per member per month or, in some cases, on a monthly flat-fee, contingent fee or hourly basis. Our contracts with our payer, provider and pharmacy customers are generally one to three years in term and automatically renew for successive terms unless terminated. We have also entered into exclusive or other comprehensive management services agreements with more than 400 of our payer customers under which we provide exclusive or other comprehensive services for certain eligibility and benefit verification and/or claims management services. These comprehensive management services agreements generally have terms of three years and renew automatically for successive terms unless terminated.

Payer Services

The payer market is comprised of more than 1,200 payers across four main segments: Medicare, Medicaid, Blue Cross Blue Shield fiscal intermediaries and private insurance companies. We are directly connected and provide services to virtually all payers offering electronic transaction connectivity services. We also serve the payer market with payment and remittance distribution services and with intelligent claim capture and routing services. For the year ended December 31, 2010, our top 10 payer customers represented approximately 13% of our total revenues and no payer customer accounted for more than 3% of our total revenues.

Provider Services

The provider market is composed of hospitals, physicians, dentists and other healthcare providers, such as lab and home healthcare providers. We currently have contractual or submitter relationships, directly or through our channel partners, with approximately 340,000 physicians, 2,700 hospitals, 81,000 dentists and 150 labs. For the year ended December 31, 2010, our top 10 provider customers represented approximately 10% of our total revenues and no provider customer accounted for more than 4% of our total revenues.

Pharmacy Services

The pharmacy market is composed of more than 60,000 chains and independent pharmacies, as well as prescription benefits solutions marketed directly to payers. We are connected and provide services to virtually all pharmacies utilizing electronic transaction connectivity services. For the year ended December 31, 2010, no pharmacy services customer accounted for more than 2% of our total revenues.

Marketing and Sales

Marketing activities for our payer, provider and pharmacy solutions include direct sales, targeted direct marketing, advertising, tradeshow exhibits, provider workshops, web-based marketing activities, e-newsletters and conference sponsorships. We have a dedicated sales force that supports each of our payer, provider and pharmacy segments.

As of December 31, 2010, we also had over 600 channel partner relationships. Our channel partners include physician and dental practice management system and electronic medical record vendors, hospital information system vendors, pharmacy system vendors and other vendors that provide software and services to providers. We integrate our products and services into these channel partners’ software solutions for distribution to their provider customers.

Technology

Our technology platforms employ a standard enterprise services bus in a service-oriented architecture, configured for 24/7 operations. We maintain two secure, interconnected, environmentally-controlled primary data centers, one in Nashville, Tennessee and one in Memphis, Tennessee, each with emergency power generation capabilities. We also operate several satellite data centers that we plan to consolidate over time to our two primary data centers. Our software development life cycle methodology requires that all applications are able to run in both of our primary data centers. We use a variety of proprietary and licensed standards-based technologies to implement our platforms, including those which provide for orchestration, interoperability and process control. The platforms also integrate a data infrastructure to support both transaction processing and data warehousing for operational support and data analytics.

Competition

We compete on the basis of the size and reach of our network, the ability to offer a single-vendor solution, the breadth and functionality of products and services we offer and are able to develop, and our pricing models. While we do not believe any single competitor offers a similarly expansive suite of products and services, our payer, provider and pharmacy services compete with:

•	healthcare transaction processing companies, including those providing EDI and/or internet-based services and those providing services through other means, such as paper and fax;

•	healthcare information system vendors that support providers and their revenue and payment cycle management and clinical information exchanges processes, including physician and dental practice management system, hospital information system and electronic medical record system vendors;

•	large information technology and healthcare consulting service providers;

•	health insurance companies, pharmacy benefit management companies, hospital management companies and pharmacies that provide or are developing electronic transaction and payment distribution services for use by providers and/or by their members and customers;

•	healthcare focused print and mail vendors; and

•	financial institutions that have invested in healthcare data management assets.

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

Some of our existing payer and provider customers compete with us or plan to do so. In general, these customers offer services that compete with some of our solutions but do not offer the full range of products and services we offer. For example, some payers currently offer, through affiliated clearinghouses, internet portals and other means, electronic data transmission services to providers that allow the provider to have a direct connection to the payer, bypassing third party EDI service providers such as us. In addition, the solutions offered by healthcare information system vendors, including our channel partners, may include products and services that we supply directly or similar products and services offered by our competitors.

Certain of our current and potential competitors have greater financial and marketing resources than we have. Furthermore, we believe that the increasing acceptance of automated solutions in the healthcare marketplace, the adoption of more sophisticated technology, legislative and regulatory reform and consolidation within the payer, provider and pharmacy industries will result in increased competition. There can be no assurance that we will continue to maintain our existing customer base or that we will be successful with any new products or services that we have introduced or will introduce. See “Risk Factors — We face significant competition for our products and services” in Part I, Item 1A. of this Annual Report.

Regulation and Legislation

Introduction

Almost all of our revenue is either derived from the healthcare industry or could be affected by changes in healthcare spending. The healthcare industry is highly regulated and subject to changing political, legislative, regulatory and other influences. In March 2010, the President signed into law the PPACA. As enacted, PPACA will change how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced Medicare program spending and insurance market reforms. By January 2014, PPACA requires states to expand Medicaid coverage significantly and establish health insurance exchanges to facilitate the purchase of health insurance by individuals and small employers and provides subsidies to states to create non-Medicaid plans for certain low-income residents. Effective in 2014, PPACA imposes penalties on individuals who do not obtain health insurance and employers that do not provide health insurance to their employees. PPACA also sets forth several health insurance market reforms, including increased dependent coverage, prohibitions on excluding individuals based on pre-existing conditions and mandated minimum medical loss ratios for health plans. In addition, PPACA further provides for significant new taxes, including an industry user tax paid by health insurance companies beginning in 2014, as well as an excise tax on health insurers and employers offering high cost health coverage plans. PPACA also imposes significant Medicare Advantage funding cuts and material reductions to Medicare and Medicaid program spending. PPACA provides for additional resources to combat healthcare fraud, waste and abuse and also requires the U.S. Department of Health & Human Services (“HHS”) to adopt standards for electronic transactions in addition to those required under HIPAA, including standards for electronic payments, and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

While many of the provisions of PPACA will not be directly applicable to us, PPACA, as enacted, will affect the business of our payer, provider and pharmacy customers and will also affect the Medicaid programs of the states. Because of the many variables involved, including PPACA’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, pending court challenges and possible amendment or repeal, we are unable to predict all of the ways in which PPACA could impact us or the business of our customers. Implementation of PPACA, particularly those provisions expanding health insurance coverage, could be delayed, revised or even blocked due to court challenges and congressional efforts to repeal or amend the law. Further, it is unclear how federal lawsuits challenging the constitutionality of PPACA will be resolved or what the impact will be of any resulting changes to all or portions of PPACA.

In addition to PPACA, the healthcare industry is required to comply with extensive and complex laws and regulations at the federal and state levels. Although many regulatory and governmental requirements do not directly apply to our operations, our customers are required to comply with a variety of laws, and we may be impacted by these laws as a result of our contractual obligations. For many of these requirements, there is little history of regulatory or judicial interpretation upon which to rely. We may also be impacted by banking and financial services industry laws, regulations and industry standards as a result of payment and remittance services and products we offer directly and through our third party vendors. We have attempted to structure our operations to comply with applicable legal requirements, but there can be no assurance that our operations will not be challenged or impacted by enforcement initiatives.

HIPAA Administrative Simplification and ARRA Electronic Health Records Requirements

General.  HIPAA mandated a package of interlocking administrative simplification rules to establish standards and requirements for the electronic transmission of certain healthcare claims and payment transactions. These regulations are intended to encourage electronic commerce in the healthcare industry and apply directly to health plans, most providers and healthcare clearinghouses (“Covered Entities”). Some of our businesses, including our healthcare clearinghouse operations, are considered Covered Entities under HIPAA and its implementing regulations. Other aspects of our operations are considered “business associates” under HIPAA and are impacted by the HIPAA regulations as a result of our contractual obligations to our customers and interactions with other constituents in the healthcare industry that are Covered Entities (“Business Associates”).

Transaction Standards.  The standard transaction regulations established under HIPAA, or Transaction Standards, mandate certain format and data content standards for the most common electronic healthcare transactions, using technical standards promulgated by recognized standards publishing organizations. These transactions include healthcare claims, enrollment, payment and eligibility. In addition, PPACA requires HHS to establish standards for additional electronic healthcare transactions including electronic funds transfer and health claims attachment transactions. The Transaction Standards are applicable to that portion of our business involving the processing of healthcare transactions among payers, providers, patients and other healthcare industry constituents. Failure to comply with the Transaction Standards may subject us to civil and potentially criminal penalties and breach of contract claims. The Centers for Medicare & Medicaid Services, or CMS, is responsible for enforcing the Transaction Standards.

Payers and providers who are unable to exchange data in the required standard formats can achieve Transaction Standards compliance by contracting with a clearinghouse to translate between standard and non-standard formats. As a result, use of a clearinghouse has allowed numerous payers and providers to establish compliance with the Transaction Standards independently and at different times, reducing transition costs and risks. In addition, the standardization of formats and data standards envisioned by the Transaction Standards has only partially occurred. Multiple versions of a HIPAA standard claim have emerged as each payer defines for itself what constitutes a “HIPAA-compliant” claim. To date, payers have published more than 600 different “companion documents” setting forth their individual interpretations and implementation of the government guidelines. However, PPACA requires HHS to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction. The operating rules for eligibility for a health plan and health claim status transactions must be adopted by July 1, 2011 and will be effective no later than January 1, 2013. PPACA sets forth a schedule with staggered deadlines for the development of and compliance with operating rules for the other standardized electronic transactions, with all operating rules finalized and requiring compliance by December 31, 2015. Under PPACA, payers and service contractors of payers, including, in some cases, us, will be required to certify compliance with these standards to HHS. The compliance date for the certification requirement depends on the type of transaction, with the earliest certification required by December 31, 2013.

In order to help prevent disruptions in the healthcare payment system, CMS has permitted the use of “contingency plans” under which claims and other covered transactions can be processed, in some circumstances, in either HIPAA standard or legacy formats. CMS terminated the Medicare contingency plan for incoming claims in 2005. The Medicare contingency plan for HIPAA transactions, other than claims, remains in effect. Our contingency plan, pursuant to which we process “HIPAA-compliant” standard transactions and legacy transactions, as appropriate, based on the needs of our customers, remains in effect. We cannot provide assurance regarding how CMS will enforce the Transaction Standards or how long CMS will permit constituents in the healthcare industry to utilize contingency plans. We continue to work with payers and providers, healthcare information system vendors and other healthcare constituents to implement fully the Transaction Standards.

In January 2009, CMS published a final rule adopting updated standard code sets for diagnoses and procedures known as the ICD-10 code sets. A separate final rule also published by CMS in January 2009 resulted in changes to the formats to be used for electronic transactions subject to the ICD-10 code sets, known as Version 5010. While use of the ICD-10 code sets is not mandatory until October 1, 2013 and the use of Version 5010 is not mandatory until January 1, 2012, we have begun to modify our systems and processes to prepare for their implementation. These changes may result in errors and otherwise negatively impact our service levels, and we may experience complications related to supporting customers that are not fully compliant with the revised requirements as of the applicable compliance date. Also, the compliance date for ICD-10 code sets and the use of Version 5010 may overlap with the adoption of the operating rules as mandated by PPACA, which may further burden our resources.

NPI Standard.  The national provider identifier, or NPI, regulations established under HIPAA, or NPI Standard, require providers that transmit any health information in electronic form in connection with a HIPAA-standard transaction to obtain a single, ten position all-numeric NPI and to use the NPI in standard transactions for which a provider identifier is required. Health plans and healthcare clearinghouses must use a provider’s NPI to identify the provider on all standard transactions requiring a provider identifier.

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

Health Plan Identifier.  PPACA requires HHS to promulgate regulations implementing the establishment of a unique health plan identifier, or HPI, by October 12, 2012. Similar to a provider’s NPI, the HPI will provide an identification system for health plans to use for electronic transactions. How the HPI requirement will be applied, what process will be involved to obtain a HPI and how the HPI process will impact us is unclear at this time.

Electronic Health Records.  ARRA provides for Medicare and Medicaid incentive payments beginning in 2011 for eligible hospitals and eligible professionals that adopt and meaningfully use certified electronic health records, or EHR, technology. At least $20 billion in incentives is being made available through the Medicare and Medicaid incentive programs to providers who successfully demonstrate meaningful use of EHR technology. Beginning in 2015, eligible hospitals and eligible professionals who fail to demonstrate meaningful use of EHR technology will face reductions in Medicare payments.

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

The Anti-Kickback Law contains a limited number of exceptions, and the Office of the Inspector General of HHS has created regulatory safe harbors to the federal Anti-Kickback Law. Activities that comply precisely with a safe harbor are deemed protected from prosecution under the federal Anti-Kickback Law. Failure to meet a safe harbor does not automatically render an arrangement illegal under the Anti-Kickback Law. The arrangement, however, does risk increased scrutiny by government enforcement authorities, based on its particular facts and circumstances. Our contracts and other arrangements may not meet an exception or a safe harbor. Many states have laws and regulations that are similar to the federal Anti-Kickback Law. In many cases, these state requirements are not limited to items or services for which payment is made by a federal healthcare program.

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

Further, our products and services may indirectly impact the ability of our payer customers to comply with state prompt payment laws. These laws require payers to pay healthcare claims meeting the statutory or regulatory definition of a “clean claim” to be paid within a specified time frame.

False Claims Laws and Other Fraud, Waste and Abuse Restrictions

We provide claims processing and other products and services to providers that relate to, or directly involve, the reimbursement of health services covered by Medicare, Medicaid, other federal healthcare programs and private payers. In addition, as part of our data transmission and claims submission services, we may employ certain edits, using logic, mapping and defaults, when submitting claims to third party payers. Such edits are utilized when the information received from providers is insufficient to complete individual data elements requested by payers.

As a result of these aspects of our business, we may be subject to, or contractually required to comply with, state and federal laws that govern various aspects of the submission of healthcare claims for reimbursement and the receipt of payments for healthcare items or services. These laws generally prohibit an individual or entity from knowingly presenting or causing to be presented claims for payment to Medicare, Medicaid or other third party payers that are false or fraudulent. False or fraudulent claims include, but are not limited to, billing for services not rendered, failing to refund known overpayments, misrepresenting actual services rendered in order to obtain higher reimbursement and improper coding and billing for medically unnecessary goods and services. Further, providers may not contract with individuals or entities excluded from participation in any federal healthcare program. Like the federal Anti-Kickback Law, these provisions are very broad. To avoid liability, providers and their contractors must, among other things, carefully and accurately code, complete and submit claims for reimbursement.

Some of these laws, including restrictions contained in amendments to the Social Security Act, commonly known as “the federal Civil Monetary Penalty Law,” require a lower burden of proof than other fraud, waste and abuse laws. Federal and state governments increasingly use the federal Civil Monetary Penalty Law, especially where they believe they cannot meet the higher burden of proof requirements under the various criminal healthcare fraud provisions. Many of these laws provide significant civil and criminal penalties for noncompliance and can be enforced by private individuals through “whistleblower” or qui tam actions. For example, the federal Civil Monetary Penalty Law provides for penalties ranging from $10,000 to $50,000 per prohibited act and assessments of up to three times the amount claimed or received. Further, violations of the federal False Claims Act, or the FCA, are punishable by treble damages and penalties of up to $11,000 per false claim, and whistleblowers may receive a share of amounts recovered. Under PPACA, civil penalties also may now be imposed for the failure to report and return an overpayment made by the federal government within 60 days of identifying the overpayment and may also result in liability under the FCA. Whistleblowers, the federal government and some courts have taken the position that entities that have violated other statutes, such as the federal Anti-Kickback Law, have thereby submitted false claims under the FCA.

From time to time, constituents in the healthcare industry, including us, may be subject to actions under the FCA or other fraud, waste and abuse provisions, such as the federal Civil Monetary Penalty Law. We cannot guarantee that state and federal agencies will regard any billing errors we process as inadvertent or will not hold us responsible for any compliance issues related to claims we handle on behalf of providers and payers. Although we believe our editing processes are consistent with applicable reimbursement rules and industry practice, a court, enforcement agency or whistleblower could challenge these practices. We cannot predict the impact of any enforcement actions under the various false claims and fraud, waste and abuse laws applicable to our operations. Even an unsuccessful challenge of our practices could cause adverse publicity and cause us to incur significant legal and related costs.

Requirements Regarding the Confidentiality, Privacy and Security of Personal Information

Data Protection and Breaches.  In recent years, there have been a number of well-publicized data breaches involving the improper dissemination of personal information of individuals both within and outside of the healthcare industry. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals. In many cases, these laws are limited to electronic data, but states are increasingly enacting or considering stricter and broader requirements. Effective August 2009, Covered Entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay but not to exceed 60 days of discovery of the breach by a Covered Entity or its agents. Notification must also be made to HHS and, in certain circumstances involving large breaches, to the media. Business Associates must report breaches of unsecured protected health information to Covered Entities within 60 days of discovery of the breach by the Business Associate or its agents. In addition, the Federal Trade Commission, or FTC, has prosecuted some data breach cases as unfair and deceptive acts or practices under the Federal Trade Commission Act. Further, in October 2007, the FTC issued a final rule requiring creditors, which may include some of our customers, to implement identity theft prevention programs to detect, prevent and mitigate identity theft in connection with customer accounts. The enforcement date for this rule was postponed until December 31, 2010. Although Congress recently passed legislation that restricts the definition of “creditor” and exempts many health providers from complying with this rule, we may be required to apply additional resources to our existing processes to assist our affected customers in complying with this rule. We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with all applicable laws and regulations regarding the protection of this data and properly responding to any security breaches or incidents.

HIPAA Privacy Standards and Security Standards.  The privacy regulations established under HIPAA, or Privacy Standards, and the security regulations established under HIPAA, or Security Standards, apply directly as a Covered Entity to our operations as a healthcare clearinghouse and indirectly as a Business Associate to other aspects of our operations as a result of our contractual obligations to our customers. Effective February 2010, ARRA extended the direct application of some provisions of the Privacy Standards and Security Standards to us when we are functioning as a Business Associate of our Covered Entity customers. The Privacy Standards extensively regulate the use and disclosure of individually identifiable health information by Covered Entities and their Business Associates. For example, the Privacy Standards permit Covered Entities and their Business Associates to use and disclose individually identifiable health information for treatment and to process claims for payment, but other uses and disclosures, such as marketing communications, require written authorization from the individual or must meet an exception specified under the Privacy Standards. The Privacy Standards also provide patients with rights related to understanding and controlling how their health information is used and disclosed. Effective February 2010 or later (in the case of restrictions tied to the issuance of implementing regulations), ARRA imposes stricter limitations on certain types of uses and disclosures, such as additional restrictions on marketing communications and the sale of individually identifiable health information. To the extent permitted by the Privacy Standards, ARRA and our contracts with our customers, we may use and disclose individually identifiable health information to perform our services and for other limited purposes, such as creating de-identified information. Determining whether data has been sufficiently de-identified to comply with the Privacy Standards and our contractual obligations may require complex factual and statistical analyses and may be subject to interpretation. The Security Standards require Covered Entities and their Business Associates to implement and maintain administrative, physical and technical safeguards to protect the security of individually identifiable health information that is electronically transmitted or electronically stored. In addition, in July 2010, HHS published a notice of proposed rulemaking, or NPRM, to modify the Privacy Standards, Security Standards and enforcement rules to align with the HITECH Act’s statutory changes that would require substantially all of our Business Associate agreements to be re-contracted within eighteen months of the final rule. To date, final regulations have not been issued and HHS has said that final regulations are expected to be released in March or April of 2011.

If we are unable to properly protect the privacy and security of health information entrusted to us, we could be found to have breached our contracts with our customers. Further, HIPAA, as amended by ARRA, includes civil and criminal penalties for Covered Entities and Business Associates that violate the Privacy Standards or the Security Standards. ARRA significantly increased the amount of the civil penalties, with penalties of up to $50,000 per violation for a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. Recently, the HHS Office for Civil Rights, which enforces the Security Standards and Privacy Standards, appears to have increased its enforcement activities. ARRA also strengthened the enforcement provisions of HIPAA, which may result in further increases in enforcement activity. For example, ARRA requires HHS to conduct periodic compliance audits of Covered Entities and their Business Associates and authorizes state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.

We have implemented and maintain policies and processes to assist us in complying with the Privacy Standards, the Security Standards and our contractual obligations. We cannot provide assurance regarding how these standards will be interpreted, enforced or applied to our operations.

Other Requirements.  In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of individually identifiable health information and healthcare provider information. Some states also are considering new laws and regulations that further protect the confidentiality, privacy and security of medical records or other types of medical information. In many cases, these state laws are not preempted by the Privacy Standards and may be subject to interpretation by various courts and other governmental authorities. Further, the U.S. Congress and a number of states have considered or are considering prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the United States.

Banking and Financial Services Industry

The banking and financial services industry is subject to numerous laws, regulations and industry standards, some of which may impact our operations and subject us, our vendors and our customers to liability as a result of the payment distribution products and services we offer. Although we are not and do not act as a bank, we offer products and services that involve banks or vendors who contract with banks and other regulated providers of financial services. As a result, we may be impacted by banking and financial services industry laws, regulations and industry standards, such as licensing requirements, solvency standards, requirements to maintain privacy of nonpublic personal financial information and Federal Deposit Insurance Corporation, or FDIC, deposit insurance limits.

Intellectual Property

We rely upon a combination of trade secret, copyright and trademark laws, license agreements, confidentiality procedures, nondisclosure agreements and technical measures to protect the intellectual property used in our business. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers. We also seek to control access to and distribution of our technology, documentation and other proprietary information.

We use numerous trademarks, trade names and service marks for our products and services. We also rely on a variety of intellectual property rights that we license from third parties. Although we believe that alternative technologies are generally available to replace such licensed intellectual property, these third party technologies may not continue to be available to us on commercially reasonable terms.

We also have several patents and patent applications covering products and services we provide, including software applications. Due to the nature of our applications, we believe that patent protection is less significant than our ability to further develop, enhance and modify our current products and services.

The steps we have taken to protect our copyrights, trademarks, servicemarks and other intellectual property may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property. If this were to occur, it could harm our reputation and adversely affect our competitive position or results of operations.

Employees

As of February 28, 2011, we had approximately 3,000 employees.

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports with the Securities and Exchange Commission, or the SEC. You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC- 0330 or by accessing the SEC’s website at www.sec.gov.

Our corporate website address is www.emdeon.com. You also can obtain on our website, free of charge, a copy of our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. Also available on our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and the charters for each of the standing committees of our board of directors — the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report.

ITEM 1A.	RISK FACTORS

Overview

You should consider carefully the risks and uncertainties described below, and all information contained in this Annual Report, in evaluating our company and our business. The occurrence of any of the following risks or uncertainties described below could significantly and adversely affect our business, prospects, financial condition and operating results.

Risks Related to our Business

We face significant competition for our products and services.

The markets for our various products and services are intensely competitive, continually evolving and, in some cases, subject to rapid technological change. We face competition from many healthcare information systems companies and other technology companies within segments of the healthcare information technology and services markets. We also compete with certain of our customers that provide internally some of the same products and services that we offer. Our key competitors include: (i) healthcare transaction processing companies, including those providing EDI and/or internet-based services and those providing services through other means, such as paper and fax; (ii) healthcare information system vendors that support providers and their revenue cycle and payment management and clinical information exchange processes, including physician and dental practice management system, hospital information system and electronic medical record system vendors; (iii) large information technology and healthcare consulting service providers; (iv) health insurance companies, pharmacy benefit management companies, hospital management companies and pharmacies that provide or are developing electronic transaction and payment distribution services for use by providers and/or by their members and customers; (v) healthcare focused print and mail vendors; and (vi) financial institutions that have invested in healthcare data management assets. In addition, major software, hardware, information systems and business process outsourcing companies, both with and without healthcare companies as their partners, offer or have announced their intention to offer products or services that are competitive with products and services that we offer.

Within certain of the products and services markets in which we operate, we face competition from entities that are significantly larger and have greater financial resources than we do and have established reputations for success. Other companies have targeted these markets for growth, including by developing new technologies utilizing internet-based systems. We may not be able to compete successfully with these companies, and these or other competitors may commercialize products, services or technologies that render our products, services or technologies obsolete or less marketable.

Some of our customers compete with us and some, instead of using a third party provider, perform internally some of the same services that we offer.

Some of our existing customers compete with us or may plan to do so or belong to alliances that compete with us or plan to do so, either with respect to the same products and services we provide to them or with respect to some of our other lines of business. For example, some of our payer customers currently offer — through affiliated clearinghouses, web portals and other means — electronic data transmission services to providers that allow the provider to bypass third party EDI service providers such as us, and additional payers may do so in the future. The ability of payers to replicate our products and services may adversely affect the terms and conditions we are able to negotiate in our agreements with them and our transaction volume with them, which directly relates to our revenues. We may not be able to maintain our existing relationships for connectivity services with payers or develop new relationships on satisfactory terms, if at all. In addition, some of our products and services allow payers and providers to outsource business processes that they have been or could be performing internally and, in order for us to be able to compete, use of our products and services must be more efficient for them than use of internal resources.

If we are unable to retain our existing customers, our business, financial condition and results of operations could suffer.

Our success depends substantially upon the retention of our customers, particularly due to our transaction-based, recurring revenue model. We may not be able to retain some of our existing customers if we are unable to continue to provide products and services that our payer customers believe enable them to achieve improved efficiencies and cost-effectiveness, and that our provider and pharmacy customers believe allow them to more effectively manage their revenue cycle, increase reimbursement rates and improve cash flows. We also may not be able to retain customers if our electronic and/or paper-based solutions contain errors or otherwise fail to perform properly, if our pricing structure is no longer competitive or upon expiration of our contracts. Historically, we have enjoyed high customer retention rates; however, we may not be able to maintain high retention rates in the future. Our transaction-based, recurring revenues depend in part upon maintaining this high customer retention rate, and if we are unable to maintain our historically high customer retention rate, our business, financial condition and results of operations could be adversely impacted.

If we are unable to connect to a large number of payers and providers, our product and service offerings would be limited and less desirable to our customers.

Our business largely depends upon our ability to connect electronically to a substantial number of payers, such as insurance companies, Medicare and Medicaid agencies and pharmacy benefit managers, and providers, such as hospitals, physicians, dentists, labs and pharmacies. The attractiveness of some of the solutions we offer to providers, such as our claims management and submission services, depends in part on our ability to connect to a large number of payers, which allows us to streamline and simplify workflows for providers. These connections may either be made directly or through a clearinghouse. We may not be able to maintain our links with a large number of payers on terms satisfactory to us and we may not be able to develop new connections, either directly or through other clearinghouses, on satisfactory terms. The failure to maintain these connections could cause our products and services to be less attractive to our provider customers. In addition, our payer customers view our connections to a large number of providers as essential in allowing them to receive a high volume of transactions and realize the resulting cost efficiencies through the use of our products and services. Our failure to maintain existing connections with payers, providers and other clearinghouses or to develop new connections as circumstances warrant, or an increase in the utilization of direct links between payers and providers, could cause our electronic transaction processing system to be less desirable to healthcare constituents, which would reduce the number of transactions that we process and for which we are paid, resulting in a decrease in revenues and an adverse effect on our financial condition and results of operations.

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

In addition, many healthcare industry constituents are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks, such as hospitals, and payer organizations, such as private insurance companies, consolidate, competition to provide the types of products and services we provide will become more intense, and the importance of establishing and maintaining relationships with key industry constituents will become more significant. These industry constituents have, in the past, and may, in the future, try to use their market power to negotiate price reductions for our products and services. If we are forced to reduce prices, our margins will decrease and our results of operations will decline, unless we are able to achieve corresponding reductions in expenses.

Our ability to generate revenue could suffer if we do not continue to update and improve our existing products and services and develop new ones.

We must improve the functionality of our existing products and services in a timely manner and introduce new and valuable healthcare information technology and service solutions in order to respond to technological and regulatory developments and, thereby, retain existing customers and attract new ones. For example, from time to time, government agencies may alter format and data code requirements applicable to electronic transactions. We may not be successful in responding to technological and regulatory developments and changing customer needs. The pace of change in the markets we serve is rapid, and there are frequent new product and service introductions by our competitors and channel partners who use our products and services in their offerings. If we do not respond successfully to technological and regulatory changes and evolving industry standards, our products and services may become obsolete. Technological changes may also result in the offering of competitive products and services at lower prices than we are charging for our products and services, which could result in our losing sales unless we lower the prices we charge. If we do lower our prices on some of our products and services, we will need to increase our margins on these products and services in order to maintain our overall profitability. In addition, the products and services we develop or license may not be able to compete with the alternatives available to our customers.

Our business will suffer if we fail to successfully integrate acquired businesses and technologies or to appropriately assess the risks in particular transactions.

We have historically acquired and, in the future, plan to acquire, businesses, technologies, services, product lines and other assets. For example, in 2010, we acquired four businesses and are in the process of integrating them into our existing operations. The successful integration of any businesses and assets we acquire into our operations, on a cost-effective basis, can be critical to our future performance. The amount and timing of the expected benefits of any acquisition, including potential synergies between our current business and the acquired business, are subject to significant risks and uncertainties. These risks and uncertainties include, but are not limited to, those relating to:

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

Our future financial results will depend in part on whether our new or updated products and services receive sufficient customer acceptance. These products and services include, without limitation:

•	electronic billing, payment and remittance services for payers and providers that complement our existing paper-based patient billing and payment and payment distribution services;

•	electronic prescriptions from healthcare providers to pharmacies and pharmacy benefit managers;

•	our other pre- and post-adjudication services for payers and providers;

•	payment integrity and fraud, waste and abuse services for payers and providers;

•	government program eligibility and enrollment services for providers;

•	accounts receivable management, denial management, appeals and collection improvement services for providers;

•	healthcare and information technology consulting services for payers; and

•	decision support, clinical information exchange or other business intelligence solutions.

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

The U.S. economy experienced a significant economic downturn during the past three years. We are unable to predict the likely duration or ultimate severity of the economic downturn and there can be no assurance that current economic conditions will not worsen. A prolonged or further weakening of economic conditions could lead to reductions in demand for our products and services. For example, for the year ended December 31, 2010, our revenues were adversely affected by the impact of lower healthcare utilization trends driven by continued high unemployment and other adverse economic factors. A sustained recession could further reduce the amount of income patients are able to spend on healthcare services. As a result, patients may elect to delay or forgo seeking healthcare services, which could further lessen healthcare utilization and our transaction volumes or decrease payer and provider demand for our products and services. Also, prolonged high unemployment rates could cause commercial payer membership to decline which could also lessen healthcare utilization and decrease our transaction volumes. In addition, as a result of weak economic conditions, we may experience the negative effects of increased financial pressures on our payer and provider customers. For instance, our business, financial condition and results of operations could be negatively impacted by increased competitive pricing pressure and a decline in our customers’ credit worthiness, which could result in us incurring increased bad debt expense. If we are not able to timely and appropriately adapt to changes resulting from a weak economic environment, our business, results of operations and financial condition may be materially and adversely affected.

There are increased risks of performance problems during times when we are making significant changes to our products and services or to systems we use to provide services. In addition, implementation of our products and services and cost savings initiatives may cost more, may not provide the benefits expected, may take longer than anticipated or may increase the risk of performance problems.

In order to respond to technological and regulatory changes and evolving industry standards, our products and services must be continually updated and enhanced. The software and systems that we sell and use to provide services are inherently complex and, despite testing and quality control, we cannot be certain that errors will not be found in any changes, enhancements, updates and new versions that we market or use. Even if new or modified products and services do not have performance problems, our technical and customer service personnel may have difficulties in installing them or in their efforts to provide any necessary training and support to customers.

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

In addition, we also periodically implement efficiency measures and other cost saving initiatives to improve our operating performance. These efficiency measures and other cost saving initiatives may not provide the benefits anticipated or do so in the time frame expected. Implementation of these measures also may increase the risks of performance problems due to unforeseen impacts on our organization, systems and processes.

Disruptions in service or damages to our data or other operation centers, or other software or systems failures, could adversely affect our business.

Our data centers and operation centers are essential to our business. Our operations depend on our ability to maintain and protect our computer systems, many of which are located in our primary data centers that we operate in Memphis and Nashville, Tennessee. We also operate several satellite data centers that we plan to consolidate over time to our primary data centers. Our business and results of operations are also highly dependent on our print and mail operations, which are primarily conducted in Bridgeton, Missouri and Toledo, Ohio. We conduct business continuity planning and maintain insurance against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment; however, the situations we plan for and the amount of insurance coverage may not be adequate in any particular case. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of our products and services, which could impair or prohibit our ability to provide our products and services, reduce the attractiveness of our products and services to our customers and adversely impact our financial condition and results of operations.

In addition, despite the implementation of security measures, our infrastructure, data centers or systems that we interface with, including the internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks, terrorist attacks or other attacks by third parties or similar disruptive problems. Any of these events can cause system failure, including network, software or hardware failure, which can result in service disruptions or increased response time for our products and services. As a result, we may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by such breaches. The occurrence of any of these events also could disrupt our business and operations or harm our brand and reputation, either of which could adversely affect our financial condition and operating results.

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

As of December 31, 2010, we had an aggregate of $988.9 million of outstanding indebtedness (before deduction of unamortized debt discount of $42.6 million and including an obligation under our data sublicense agreement of $40.3 million) and we had the ability to borrow an additional $46.8 million under our revolving credit facility. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis or on terms satisfactory to us or at all.

Our substantial amount of indebtedness could limit our ability to:

•	obtain necessary additional financing for working capital, capital expenditures or other purposes in the future;

•	plan for, or react to, changes in our business and the industries in which we operate;

•	make future acquisitions or pursue other business opportunities; and

•	react in an extended economic downturn.

Despite our substantial indebtedness, we may still be able to incur significantly more debt. The incurrence of additional debt could increase the risks associated with our substantial leverage, including our ability to service our indebtedness. In addition, because borrowings under our credit agreements bear interest at a variable rate, our interest expense could increase, and thus exacerbate these risks. For instance, assuming an aggregate principal balance of $948.5 million outstanding under our credit agreements, which was the amount outstanding as of December 31, 2010, and considering the effect of our interest rate swap agreement, a 1% increase in the interest rate we are charged on our debt would increase our annual interest expense by $7.1 million.

The credit markets may affect our ability to refinance our existing debt or obtain additional debt financing on acceptable terms.

We may need or seek additional financing in the future to either refinance our existing indebtedness or to fund our operations, fund acquisitions, develop additional products and services or implement other projects. For example, our existing credit facilities expire in November 2013 and May 2014, respectively. Depending on the conditions applicable in the credit markets, it may be difficult to refinance our existing indebtedness or obtain any such additional financing on acceptable terms, which could have an adverse effect on our financial condition, including our results of operations and/or business plans. In addition, if any of the lenders participating in our revolving credit facility are unable to fund borrowings under such facility, our liquidity could be adversely affected.

The terms of our credit agreements may restrict our current and future operations, which would adversely affect our ability to respond to changes in our business and to manage our operations.

Our credit agreements contain, and the terms of any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur additional debt;

•	issue preferred stock;

•	create liens;

•	create or incur contingent obligations;

•	engage in sales of assets or subsidiary stock;

•	enter into sale-leaseback transactions;

•	make investments and acquisitions;

•	change our fiscal year or our lines of business;

•	enter into hedging arrangements;

•	make capital expenditures;

•	pay dividends and make other restricted payments;

•	enter into transactions with affiliates; and

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions.

Our credit agreements also require us to maintain certain financial ratios, including a maximum total leverage ratio and a minimum interest coverage ratio. A failure by us to comply with the covenants or financial ratios contained in our credit agreements could result in an event of default under the applicable facility which could adversely affect our ability to respond to changes in our business and manage our operations. A change of control of our company is also an event of default under our credit agreements. Under our credit agreements, a change of control of our company will occur if any person other than the Principal Equityholders or us or our subsidiaries acquires, directly or indirectly, the power to vote more than 35% of the outstanding equity interests of EBS Master and at the time of the acquisition the Principal Equityholders do not collectively hold equity interests of EBS Master representing greater voting power in EBS Master than such person. In the event of any default under our first lien credit agreement, the lenders under that agreement will not be required to lend any additional amounts to us. In addition, upon the occurrence of an event of default under either our first or second lien credit agreements, the lenders under both credit agreements could elect to declare all amounts outstanding to be due and payable and require us to apply all of our available cash to repay these amounts. If the indebtedness under our credit agreements were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full.

Recent and future developments in the healthcare industry could adversely affect our business

In March 2010, the President signed into law PPACA. As enacted, PPACA will change how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced Medicare program spending and insurance market reforms. By January 2014, PPACA requires states to expand Medicaid coverage significantly and establish health insurance exchanges to facilitate the purchase of health insurance by individuals and small employers and provides subsidies to states to create non-Medicaid plans for certain low-income residents. Effective in 2014, PPACA imposes penalties on individuals who do not obtain health insurance and employers that do not provide health insurance to their employees. PPACA also sets forth several insurance market reforms, including increased dependent coverage, prohibitions on excluding individuals based on pre-existing conditions and mandated minimum medical loss ratios for health plans. In addition, PPACA provides for significant new taxes, including an industry user tax paid by health insurance companies beginning in 2014, as well as an excise tax on health insurers and employers offering high cost health coverage plans. PPACA also imposes significant Medicare Advantage funding cuts and material reductions to Medicare and Medicaid program spending. PPACA further provides for additional resources to combat healthcare fraud, waste and abuse and also requires HHS to adopt standards for electronic transactions in addition to those required under HIPAA and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction. In addition, several states are considering, or may consider, legislative proposals that could affect our business or that of our customers.

If implemented as enacted, the provisions of PPACA that are designed to expand health coverage potentially could result in an overall increase in transactions for our business and the need for our products and services; however, our customers may attempt to reduce spending to offset the increased costs associated with meeting the various PPACA insurance market reforms. Likewise, as the Medicare payment reductions and other reimbursement changes impact our customers, our customers may attempt to seek price concessions from us or reduce their use of our services. Thus, PPACA may result in a reduction of expenditures by customers or potential customers in the healthcare industry, which could have an adverse effect on our business, financial condition and results from operations. Further, we may experience increased costs from responding to new standardized transactions and implementation rules and our customers’ needs.

While many of the provisions of PPACA will not be directly applicable to us, PPACA, as enacted, will affect the business of our payer, provider and pharmacy customers and will also affect the Medicaid programs of the states with which we have contracts. Because of the many variables involved, including PPACA’s complexity, lack of implementing regulations or interpretive guidance, gradual and possibly delayed implementation, pending court challenges and possible amendment or repeal, we are unable to predict all of the ways in which PPACA could impact us or the business of our customers. Implementation of PPACA, particularly those provisions expanding health insurance coverage, could be delayed or even blocked due to court challenges and efforts to repeal or amend the law. Further, it is unclear how federal lawsuits challenging the constitutionality of PPACA will be resolved or what the impact will be of any resulting changes to all or portions of PPACA. Due to these factors, we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of PPACA on our business model, financial condition or result of operations.

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

In addition, other general reductions in expenditures by healthcare industry constituents could result from, among other things:

•	government regulation or private initiatives that affect the manner in which providers interact with patients, payers or other healthcare industry constituents, including changes in pricing or means of delivery of healthcare products and services;

•	reductions in governmental funding for healthcare, in addition to reductions required by PPACA; and

•	adverse changes in business or economic conditions affecting payers, providers, pharmaceutical companies, medical device manufacturers or other healthcare industry constituents.

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

The healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur. The timing and impact of developments in the healthcare industry are difficult to predict. Furthermore, we are unable to predict how providers, payers and other market participants will respond to the various reform provisions contained in PPACA, many of which will not be implemented for several years and could be delayed or even blocked. We cannot be sure that the markets for our products and services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

Government regulation creates risks and challenges with respect to our compliance efforts and our business strategies.

The healthcare industry is highly regulated and subject to changing political, legislative, regulatory and other influences. Many healthcare laws are complex, and their application to specific services and relationships may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information products and services that we provide, and these laws and regulations may be applied to our products and services in ways that we do not anticipate. PPACA, as enacted, and other federal and state proposals to reform or revise aspects of the healthcare industry or to revise or create additional statutory and regulatory requirements, if implemented, could impact our operations, the use of our products or services and our ability to market new products and services, or could create unexpected liabilities for us. We may also be impacted by non-healthcare laws as a result of some of our products and services. For example, laws, regulations and industry standards regulating the banking and financial services industry may impact our operations as a result of the electronic payment and remittance services we offer directly or through third party vendors. We are unable to predict what changes to laws or regulations might be made in the future or how those changes could affect our business or the costs of compliance.

We have attempted to structure our operations to comply with legal requirements applicable to us directly and to our customers and third party contractors, but there can be no assurance that our operations will not be challenged or impacted by enforcement initiatives. Any determination by a court or agency that our products and services violate, or cause our customers to violate, applicable laws or regulations could subject us or our customers to civil or criminal penalties. Such a determination could also require us to change or terminate portions of our business, disqualify us from serving customers who are or do business with government entities, or cause us to refund some or all of our service fees or otherwise compensate our customers. In addition, failure to satisfy laws or regulations could adversely affect demand for our products and services and could force us to expend significant capital, research and development and other resources to address the failure. Even an unsuccessful challenge by regulatory authorities or private whistleblowers could result in loss of business, exposure to adverse publicity and injury to our reputation and could adversely affect our ability to retain and attract clients. Laws and regulations impacting our operations include the following:

•	Data Protection and Breaches. In recent years, there have been a number of well-publicized data breaches involving the improper dissemination of personal information of individuals both within and outside of the healthcare industry. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals. In many cases, these laws are limited to electronic data, but states are increasingly enacting or considering stricter and broader requirements. Effective August 2009, Covered Entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay but not to exceed 60 days of discovery of the breach by a Covered Entity or its agents. Notification must also be made to HHS and, in certain circumstances involving large breaches, to the media. Business Associates must report breaches of unsecured protected health information to Covered Entities within 60 days of discovery of the breach by the Business Associate or its agents. In addition, the FTC has prosecuted certain data breach cases as unfair and deceptive acts or practices under the Federal Trade Commission Act. Further, in October 2007, the FTC issued a final rule requiring creditors, which may include some of our customers, to implement identity theft prevention programs to detect, prevent and mitigate identity theft in connection with customer accounts. The enforcement date for this rule was postponed until December 31, 2010. Although Congress recently passed legislation that restricts the definition of “creditor” and exempts many health providers from complying with this rule, we may be required to apply additional resources to our existing process to assist our affected customers in complying with this rule. We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with all applicable laws and regulations regarding the protection of this data and properly responding to any security breaches or incidents; however, we cannot be sure that these safeguards are adequate to protect all personal data or assist us in complying with all applicable laws and regulations regarding the protection of personal data.

•	HIPAA and Other Privacy and Security Requirements. There are numerous federal and state laws and regulations related to the privacy and security of personal health information. In particular, regulations promulgated pursuant to HIPAA established privacy and security standards that limit the use and disclosure of individually identifiable health information and require the implementation of administrative, physical and technological safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Our operations as a healthcare clearinghouse are directly subject to the Privacy Standards and Security Standards. In addition, our payer and provider customers are also directly subject to the Privacy Standards and Security Standards and are required to enter into written agreements with us, known as business associate agreements, which require us to safeguard individually identifiable health information and restrict how we may use and disclose such information. Effective February 2010, ARRA extended the direct application of certain provisions of the Privacy Standards and Security Standards to us when we are functioning as a Business Associate of our payer or provider customers. In addition, in July 2010, HHS published a NPRM to modify the Privacy Standards, Security Standards and enforcement rules to align with the HITECH Act’s statutory changes that would require substantially all of our Business Associate agreements to be re-contracted within eighteen months of the final rule. To date, final regulations have not been issued and HHS has said that final regulations are expected to be released in March or April of 2011. If the final regulations require re-contracting of our Business Associate agreements, then we will be required to apply additional resources to the re-contracting process and our affected customers in complying with this rule.

Violations of the Privacy Standards and Security Standards may result in civil and criminal penalties, and ARRA increased the penalties for HIPAA violations and strengthened the enforcement provisions of HIPAA. Recently, enforcement activities appear to have increased, and ARRA may further increase such enforcement activities. For example, ARRA requires HHS to conduct periodic compliance audits and authorizes state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of Privacy Standards and Security Standards that threaten the privacy of state residents.

•	HIPAA Transaction and Identifier Standards. HIPAA and its implementing regulations also mandate format, data content and provider identifier standards that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. Although our systems are fully capable of transmitting transactions that comply with these requirements, some payers and healthcare clearinghouses with which we conduct business interpret HIPAA transaction requirements differently than we do or may require us to use legacy formats or include legacy identifiers as they transition to full compliance. However, PPACA also requires HHS to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction. Where payers or healthcare clearinghouses require conformity with their interpretations or require us to accommodate legacy transactions or identifiers as a condition of successful transactions, we seek to comply with their requirements, but may be subject to enforcement actions as a result. In addition, PPACA requires HHS to establish standards for additional electronic healthcare transactions including electronic funds transfer and health claims attachment transactions.

In January 2009, CMS published a final rule adopting updated standard code sets for diagnoses and procedures known as the ICD-10 code sets. A separate final rule also published by CMS in January 2009 resulted in changes to the formats to be used for electronic transactions subject to the ICD-10 code sets, known as Version 5010. While use of the ICD-10 code sets is not mandatory until October 1, 2013 and the use of Version 5010 is not mandatory until January 1, 2012, we have begun to modify our payment systems and processes to prepare for their implementation. We may not be successful in responding to these changes and any responsive changes we make to our transactions and software may result in errors or otherwise negatively impact our service levels. We may also experience complications related to supporting customers that are not fully compliant with the revised requirements as of the applicable compliance date. Also, the compliance date for ICD-10 code sets and the use of Version 5010 may overlap with the adoption of the operating rules as mandated by PPACA, which may further burden our resources.

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

payment is made by a federal healthcare program. Moreover, both federal and state laws forbid bribery and similar behavior. Any determination by a state or federal regulatory agency that any of our activities or those of our customers or vendors violate any of these laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of our business, could require us to refund a portion of our service fees, could disqualify us from providing services to customers who are or do business with government programs and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

•	False or Fraudulent Claim Laws. There are numerous federal and state laws that prohibit false or fraudulent claims. False or fraudulent claims include, but are not limited to, billing for services not rendered, failing to refund known overpayments, misrepresenting actual services rendered, improper coding and billing for medically unnecessary items or services. The FCA and some state false claims laws contain whistleblower provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the government. Whistleblowers, the federal government and some courts have taken the position that entities that have violated other statutes, such as the federal anti-kickback law, have thereby submitted false claims under the FCA. We rely on our customers to provide us with accurate and complete information. Errors and the unintended consequences of data manipulations by us or our systems with respect to entry, formatting, preparation or transmission of claim information may be determined or alleged to be in violation of these laws and regulations or could adversely impact the compliance of our customers.

•	Banking and Financial Services Industry Laws. The banking and financial services industry is subject to numerous laws, regulations and industry standards, some of which may impact our operations and subject us, our vendors and our customers to liability as a result of the payment distribution products and services we offer. Although we do not act as a bank, we offer products and services that involve banks, or vendors who contract with banks and other regulated providers of financial services. As a result, we may be impacted by banking and financial services industry laws, regulations and industry standards, such as licensing requirements, solvency standards, requirements to maintain the privacy and security of nonpublic personal financial information and FDIC deposit insurance limits. Further, our products and services may impact the ability of our payer customers to comply with state prompt payment laws. These laws require payers to pay healthcare claims meeting the statutory or regulatory definition of a “clean claim” to be paid within a specified time frame.

Legislative changes may impede our ability to utilize our off-shore service capabilities.

In our operations, we have contractors located outside of the United States who may have access to patient health information in order to assist us in performing services for our customers. In recent sessions, the U.S. Congress has considered legislation that would restrict the transmission of personally identifiable information regarding a U.S. resident to any foreign affiliate, subcontractor or unaffiliated third party without adequate privacy protections or without providing notice of the transmission and an opportunity to opt out. Some of the proposals considered would have required patient consent and imposed liability on healthcare businesses arising from the improper sharing or other misuse of personally identifiable information. Congress also has considered creating a private civil cause of action that would allow an injured party to recover damages sustained as a result of a violation of these proposed restrictions. A number of states have also considered, or are in the process of considering, prohibitions or limitations on the disclosure of medical or other personal information to individuals or entities located outside of the United States. If legislation of this type is enacted, our ability to utilize off-shore resources may be impeded, and we may be subject to sanctions for failure to comply with the new mandates of the legislation. In addition, the enactment of such legislation could result in such work being performed at a lower margin of profitability, or even at a loss. Further, as a result of concerns regarding the possible misuse of personally identifiable information, some of our customers have contractually limited our ability to use our off-shore resources. Use of off-shore resources may increase our risk of violating our contractual obligations to our customers to protect the privacy and security of individually identifiable health information provided to us, which could adversely impact our reputation and operating results.

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

Among other things, our products and services include printing and mailing checks and/or facilitating electronic funds transfers for our payer customers and handling mail and payments from payers and from patients for many of our provider customers. These services frequently include handling original checks and/or credit card information and occasionally may include currency. Even in those cases in which we do not facilitate payments or handle original documents or mail, our services also involve the use and disclosure of personal and business information that could be used to impersonate third parties or otherwise gain access to their data or funds. If any of our employees or contractors takes, converts or misuses such funds, documents or data, or we experience a data breach creating a risk of identity theft, we could be liable for damages, and our business reputation could be damaged or destroyed. In addition, we could be perceived to have facilitated or participated in illegal misappropriation of funds, documents or data and, therefore, be subject to civil or criminal liability. Federal and state regulators may take the position that a data breach or misdirection of data constitutes an unfair or deceptive act or trade practice. We also may be required to notify individuals affected by any data breaches. Further, a data breach or similar incident could impact the ability of our customers that are creditors to comply with the federal “red flags” rule, which requires the implementation of identity theft prevention programs to detect, prevent and mitigate identity theft in connection with customer accounts.

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

We rely upon a combination of trade secret, copyright and trademark laws, license agreements, confidentiality procedures, nondisclosure agreements and technical measures to protect the intellectual property used in our business. The steps we have taken to protect and enforce our proprietary rights and intellectual property may not be adequate. For instance, we may not be able to secure trademark or service mark registrations for marks in the U.S. or in foreign countries or take similar steps to secure patents for our proprietary applications. Third parties may infringe upon or misappropriate our copyrights, trademarks, service marks and other intellectual property rights, which could have an adverse affect on our business, financial condition and results of operations. If we believe a third party has misappropriated our intellectual property, litigation may be necessary to enforce and protect those rights, which would divert management resources, would be expensive and may not effectively protect our intellectual property. As a result, if anyone misappropriates our intellectual property, it may have an adverse effect on our business, financial condition and results of operations.

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

A write-off of all or a part of our identifiable intangible assets or goodwill would adversely affect our operating results and reduce our net worth.

We have significant identifiable intangible assets and goodwill, which represents the excess of the total consideration transferred in connection with our acquisitions over the estimated fair value of the net assets acquired. As of December 31, 2010, we had $1,035.9 million of identifiable intangible assets and $908.3 million of goodwill on our balance sheet, which represented in excess of 78.1% of our total assets. We amortize identifiable intangible assets over their estimated useful lives which range from 1 to 20 years. We also evaluate our goodwill for impairment at least annually using a combination of valuation methodologies. Because one of the valuation methodologies we use is impacted by market conditions, the likelihood and severity of an impairment charge increases during periods of market volatility, such as the recent global economic downturn. We are not permitted to amortize goodwill under U.S. generally accepted accounting principles. In the event an impairment of goodwill is identified, a charge to earnings would be recorded. Although it does not affect our cash flow, a write-off in future periods of all or a part of these assets would adversely affect our financial condition and operating results. See “Management’s Discussion and Analysis of Financial Condition and

Results of Operations — Critical Accounting Estimates — Goodwill and Intangible Assets” in Part II, Item 7. of this Annual Report.

Our success depends in part on our ability to identify, recruit and retain skilled management, including our executive officers, and technical personnel. If we fail to recruit and retain suitable candidates or if our relationship with our employees changes or deteriorates, there could be an adverse effect on our business.

Our future success depends upon our continuing ability to identify, attract, hire and retain highly qualified personnel, including skilled technical, management, product and technology and sales and marketing personnel, all of whom are in high demand and are often subject to competing offers. In particular, our executive officers are critical to the management of our business. The loss of any of our executive officers could impair our ability to execute our business plan and growth strategy, reduce revenues, cause us to lose customers, or lead to employee morale problems and/or the loss of key employees. Competition for qualified personnel in the healthcare information technology and services industry is intense, and we may not be able to hire or retain a sufficient number of qualified personnel to meet our requirements, or be able to do so at salary, benefit and other compensation costs that are acceptable to us. A loss of a substantial number of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for expansion of our business, could have an adverse effect on our business. In addition, while none of our employees are currently unionized, unionization of our employees is possible in the future. Such unionizing activities could be costly to address and, if successful, would likely adversely impact our operations.

Lengthy sales, installation and implementation cycles for some of our solutions may result in delays or an inability to generate revenues from these solutions.

Sales of certain complex solutions and applications may result in longer sales, contracting and implementation cycles for our customers. These sales may be subject to delays due to customers’ internal procedures for deploying new technologies and processes and implementation may be subject to delays based on the availability of the internal customer resources needed. The use of our solutions may also be delayed due to reluctance to change or modify existing procedures. We are unable to control many of the factors that will influence the timing of the buying decisions of potential customers or the pace at which installation and training may occur. If we experience longer sales, contracting and implementation cycles for our solutions, we may experience delays in generating, or an inability to generate revenue from these solutions, which could have an adverse effect on our financial results.

Risks Related to our Organization and Structure

We are a holding company and our principal asset is our ownership of equity interests in EBS Master, and we are accordingly dependent upon distributions from EBS Master to pay dividends, if any, taxes and other expenses.

We are a holding company and our principal asset is our ownership of units of membership interest in EBS Master, or EBS Units. We have no independent means of generating revenue. We intend to cause EBS Master to make distributions to its unitholders, including us, in an amount sufficient to cover all applicable taxes payable but are limited in our ability to cause EBS Master to make these and other distributions to us (including for purposes of paying corporate and other overhead expenses and dividends) due to the terms of our credit agreements. To the extent that we need funds and EBS Master is restricted from making such distributions under applicable law or regulation, as a result of the terms in our credit agreements or is otherwise unable to provide such funds, it could adversely affect our liquidity and financial condition.

We are controlled by our Principal Equityholders whose interest in our business may be different than the interests of our other stockholders, and certain statutory provisions afforded to stockholders are not applicable to us.

Together, our Principal Equityholders control approximately 72% of the combined voting power of our Class A common stock and Class B common stock. We are subject to a Stockholders Agreement with the

General Atlantic Equityholders, the H&F Equityholders and certain individuals, including certain members of our senior management team and board of directors. Under the Stockholders Agreement, our Principal Equityholders are entitled to nominate a majority of the members of our board of directors and each of the Principal Equityholders has agreed to vote for all of such nominees.

Accordingly, our Principal Equityholders can exercise significant influence over our business policies and affairs, including the power to nominate a majority of our board of directors. In addition, the Principal Stockholders can control any action requiring the general approval of our stockholders, including the adoption of amendments to our certificate of incorporation and bylaws and the approval of mergers or sales of substantially all of our assets. The concentration of ownership and voting power of our Principal Equityholders may also delay, defer or even prevent an acquisition by a third party or other change of control of our company and may make some transactions more difficult or impossible without the support of our Principal Equityholders, even if such events are in the best interests of minority stockholders. The concentration of voting power among the Principal Equityholders may have an adverse effect on the price of our Class A common stock.

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

Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply against the General Atlantic Equityholders, the H&F Equityholders or any of our directors who are employees of the Principal Equityholders, in a manner that would prohibit them from investing in competing businesses or doing business with our customers. To the extent they invest in such other businesses, our Principal Equityholders may have differing interests than our other stockholders. In addition, under the EBS Master LLC Agreement, the members of EBS Master, including certain members of our senior management team and board of directors that received EBS Units and unvested options to purchase shares or our Class A common stock as part of the reorganization of the company prior to our IPO (the “EBS Equity Plan Members”) and the affiliates of the H&F Equityholders that hold EBS Units or their successors (the “H&F Continuing LLC Members”), have agreed that the H&F Continuing LLC Members and/or one or more of their respective affiliates are permitted to engage in business activities or invest in or acquire businesses which may compete with our business or do business with any client of ours.

We have elected to be exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of the NYSE rules and, as a result, our stockholders do not have the protections afforded by these corporate governance requirements.

Together, our Principal Equityholders control more than 50% of the voting power of our outstanding common stock. As a result, we are a “controlled company” for the purposes of the NYSE listing requirements and therefore we are eligible for, and have elected to take advantage of, exemptions from certain NYSE listing requirements that would otherwise require our board of directors to have a majority of independent directors and our compensation and nominating and corporate governance committees to be comprised entirely of independent directors. Accordingly, for so long as we remain a “controlled company” and elect to opt out of these provisions, our stockholders do not and will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE governance requirements, and the ability of our independent directors to influence our business policies and affairs may be reduced.

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

Additionally, we have entered into two tax receivable agreements with an entity controlled by the Principal Equityholders, or the Tax Receivable Entity. The first of these tax receivable agreements generally provides for the payment by us to the Tax Receivable Entity of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) any step-up in tax basis in EBS Master’s assets resulting from the purchases by us and our subsidiaries of EBS Units prior to our IPO; (ii) tax benefits related to imputed interest deemed to be paid by us as a result of this tax receivable agreement; and (iii) loss carryovers from prior periods (or portions thereof).

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

The payments we will be required to make under the tax receivable agreements could be substantial. We estimate that, as a result of the amount of the increases in the tax basis of the tangible and intangible assets of EBS Master and the loss carryovers from prior periods (or portions thereof), assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize in full the potential tax benefit described above, future payments under the tax receivable agreements in respect of the purchases and the loss carryovers will aggregate approximately $142 million and range from approximately $3 million to $15 million per year over the next 15 years. These amounts reflect only the cash savings attributable to current tax attributes resulting from the purchases and the loss carryovers. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments from these tax attributes. Future payments under the tax receivable agreements in respect of subsequent acquisitions of EBS Units would be in addition to these amounts.

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

Rights to receive payments under the tax receivable agreements may be terminated by the Tax Receivable Entity or the EBS Equity Plan Members, as applicable, if as the result of an actual or proposed change in law, the existence of the agreements would cause recognition of ordinary income (instead of capital gain) in connection with future exchanges of EBS Units for cash or shares of our Class A common stock or would otherwise have material adverse tax consequences to the Tax Receivable Entity, its owners or the EBS Equity Plan Members. In recent years, there have been legislative proposals that, if enacted in their proposed form, would have resulted in such ordinary income recognition. Further, in the event of such a termination, the Tax Receivable Entity or the EBS Equity Plan Members would have the right, subject to the delivery of an appropriate tax opinion, to require us to determine a lump sum amount in lieu of the payments otherwise provided under the agreements. That lump sum amount would be calculated by increasing the portion of the tax savings retained by us to 30% (from 15%) and by calculating a present value for the total amount that would otherwise be payable under the agreements, using a discount rate equal to the lesser of LIBOR plus 100 basis points and 6.5% per annum and assumptions as to income tax rates and as to our ability to utilize the tax benefits (including the assumption that we will have sufficient taxable income). If the assumptions used in this calculation turn out not to be true, we may pay more or less than the specified percentage of our actual cash tax savings. This lump sum amount may be paid in cash or by a subordinated note with a seven-year maturity and an interest rate equal to the lesser of LIBOR plus 200 basis points and 6% per annum. Any such acceleration can occur only if the Tax Receivable Entity or any EBS Equity Plan Member, as applicable, has terminated a substantial portion of our obligations (or, in the case of an EBS Equity Plan Member, such Member’s share of our obligations) under the applicable tax receivable agreement with respect to exchanges of EBS Units. The ultimate impact of a decision to accelerate will depend on what the ongoing payments would have been under the tax receivable agreement absent acceleration, which will in turn depend on the various factors mentioned above.

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

There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated or disproportionate to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our Class A common stock. The market price of our Class A common stock has and may fluctuate significantly in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our Class A common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that our board of directors considers relevant. Furthermore, because we are a holding company, any dividend payments could depend on the cash flow of our subsidiaries. However, our credit agreements limit the amount of distributions our subsidiaries (including EBS Master) can make to us and the purposes for which distributions could be made. Accordingly, we may not be able to pay dividends even if our board of directors would otherwise deem it appropriate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7. of this Annual Report. For the foregoing reasons, you will not be able to rely on dividends on our Class A common stock to receive a return on your investment.

Provisions in our organizational documents may delay or prevent our acquisition by a third party.

Our amended and restated certificate of incorporation and by-laws contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our board of directors. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their Class A common stock. The provisions include, among others:

•	provisions relating to the number of directors on our board of directors and the appointment of directors upon an increase in the number of directors or vacancy on our board of directors;

•	provisions requiring a 66 and 2/3% stockholder vote for the amendment of certain provisions of our certificate of incorporation, such as provisions relating to the election of directors and the inability of stockholders to act by written consent or call a special meeting, and for the adoption, amendment and repeal of our by-laws;

•	provisions barring stockholders from calling a special meeting of stockholders or requiring one to be called;

•	elimination of the right of our stockholders to act by written consent; and

•	provisions that set forth advance notice procedures for stockholders’ nominations of directors and proposals for consideration at meetings of stockholders.

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

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. Our management is required to furnish a report on our internal control over financial reporting pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the related rules of the SEC. The report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in this Annual Report that our internal control over financial reporting was effective as of December 31, 2010, we must continue to monitor and assess our internal control over financial reporting. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. Any failure to remediate material weaknesses noted by us or our independent registered public accounting firm or to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If our management were unable to conclude in future reports that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, investors could lose confidence in our reported financial information, and the trading price of our Class A common stock could drop significantly. Failure to comply with Section 404 of Sarbanes-Oxley also could potentially subject us to sanctions or investigations by the SEC, the NYSE or other regulatory authorities.

We have and will continue to incur additional costs as a public company, and our management may be required to devote substantial time and attention to compliance initiatives.

As a public company, we incur significant levels of legal, accounting and other expenses. Sarbanes-Oxley and related rules of the SEC and the NYSE corporate governance practices for public companies impose significant requirements relating to disclosure controls and procedures and internal control over financial reporting. Our management and other personnel continue to devote a substantial amount of time and attention to these compliance initiatives, and additional laws may divert further management resources. Moreover, if we are not able to comply with these requirements and with the requirements of new compliance initiatives in a timely manner, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC, the Financial Industry Regulatory Authority, or FINRA, the NYSE or other regulatory authorities, which would require additional financial and management resources.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

We do not own any real property. In late 2008, we expanded our lease of office space in Nashville Tennessee, which is due to expire in October 2018, from approximately 55,000 square feet to approximately 164,000 square feet, and moved our corporate headquarters and consolidated certain of our other Nashville-area operations to this location.

In 2009, we entered into lease agreements pursuant to which a new data center and adjoining office space, comprising approximately 55,000 total square feet, was constructed to our specifications in Nashville, Tennessee to replace the data center located at our former corporate headquarters that we vacated in December 2010. The initial term on our lease for the new data center expires in August 2025, and we have the option to extend the lease by two five-year renewal terms.

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock has been listed for trading on the NYSE under the trading symbol “EM” since August 12, 2009. Prior to that date, there was no established public trading market for our Class A common stock. The following table sets forth the high and low sales prices of our Class A common stock, as reported by the NYSE, for each of the periods listed.

	High		Low

2010
First Quarter		$16.88		$14.77
Second Quarter		16.85		12.50
Third Quarter		13.08		10.07
Fourth Quarter		14.00		11.82
2009
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		18.00		15.21
Fourth Quarter		16.20		14.56

On March 4, 2011, the last reported sale price for our Class A common stock was $15.74 per share. No established public trading market currently exists for our Class B common stock. Shares of Class B common stock can be exchanged with the Company for shares of Class A common stock on a one-for-one basis.

Holders

As of March 4, 2011, there were 41 and 19 holders of record of our Class A common stock and Class B common stock, respectively. Because many shares of Class A common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividends

We have not declared or paid any cash dividends on our Class A common stock or Class B common stock since our organization. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our Class A common stock or Class B common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, including restrictions contained in our credit agreements, business prospects and other factors that our board of directors considers relevant.

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

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
December 2010

	8/12/2009	9/30/2009	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010
Emdeon Inc.	100.00	98.06	92.31	100.01	75.85	73.73	81.96
S&P 500 Index — Total Returns	100.00	105.39	111.75	117.77	104.32	116.10	128.59
NYSE Health Services Index	100.00	100.16	112.90	119.74	102.91	109.89	119.84

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

The following table sets forth our selected historical consolidated financial data for periods beginning on and after November 16, 2006. For the period prior to November 16, 2006, the table below presents the selected historical consolidated financial data of the group of wholly-owned subsidiaries of WebMD that comprised EBS. For periods on and after November 16, 2006, the selected consolidated financial data gives effect to the reorganization transactions relating to our IPO as if they occurred on November 16, 2006.

Our selected statement of operations data for the years ended December 31, 2010, 2009, 2008 and 2007 and for the period from November 16, 2006 through December 31, 2006 and the selected balance sheet data for all periods presented have been derived from our consolidated financial statements that have been audited by our independent registered public accounting firm.

The selected statement of operations data of EBS for the period from January 1, 2006 through November 15, 2006 has been derived from EBS’ consolidated financial statements that have been audited by EBS’ independent registered public accounting firm.

						Business
	Emdeon Inc.					Services
	(Successor)(1)(2)					(Predecessor)(1)
					Period from	Period from
					November 16,	January 1, 2006
	Year Ended	Year Ended	Year Ended	Year Ended	2006 thru	thru
	December 31,	December 31,	December 31,	December 31,	December 31,	November 15,
	2010	2009	2008	2007	2006	2006
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenues	$1,002,152	$918,448	$853,599	$808,537	$87,903	$663,186
Costs and expenses:
Cost of operations	612,594	562,867	541,563	514,918	56,628	425,108
Development and engineering	35,515	33,928	28,625	28,198	2,782	21,782
Sales, marketing, general and administrative	111,948	113,701	91,212	94,475	12,762	80,352
Depreciation and amortization	124,721	105,321	97,864	62,811	7,127	30,440
Loss on abandonment of leased properties	(105)	1,675	3,081	—	—	—

Total costs and expenses	884,673	817,492	762,345	700,402	79,299	557,682

Operating income	117,479	100,956	91,254	108,135	8,604	105,504
Interest income	(14)	(75)	(963)	(1,567)	(139)	(67)
Interest expense	61,031	70,246	71,717	74,325	10,113	25
Other	(9,284)	(519)	—	—	—	—

Income (loss) before income taxes	65,746	31,304	20,500	35,377	(1,370)	105,546
Income tax provision	32,579	17,301	8,567	18,101	1,014	42,004

Net income (loss)	33,167	14,003	11,933	17,276	(2,384)	63,542
Net income attributable to noncontrolling interest	13,621	4,422	2,702	—	—	—

Net income (loss) attributable to Emdeon Inc.	$19,546	$9,581	$9,231	$17,276	$(2,384)	$63,542

Basic and diluted earnings (loss) per share to Class A common stockholders
Basic	$0.22	$0.12	$0.12	$0.33	$(0.05)	$—

Diluted	$0.21	$0.12	$0.12	$0.17	$(0.05)	$—

Weighted average number of shares used in computing earnings per share:
Basic	90,100,070	82,459,169	74,775,039	52,000,000	52,000,000	—

Diluted	90,832,631	82,525,002	100,000,000	100,000,000	52,000,000	—

	Emdeon Inc.
	At	At	At	At	At
	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$99,188	$211,999	$71,478	$33,687	$30,513
Total assets	2,488,563	2,229,413	2,000,279	1,357,229	1,372,853
Total debt - (3)	946,243	840,682	825,230	871,934	907,349
Tax receivable obligation to related parties	142,279	142,044	—	—	—
Total equity	$1,055,288	$979,869	$878,153	$300,969	$292,657

(1)	Our financial results prior to November 16, 2006 represent the financial results of the group of wholly-owned subsidiaries of WebMD that comprised EBS. On November 16, 2006, WebMD sold a 52% interest in EBS Master (which was formed as a holding company for our business in connection with that transaction) to an affiliate of General Atlantic. Accordingly, the financial information presented reflects the results of operation and financial condition of EBS before the November 16, 2006 transaction (Predecessor) and of us after the November 16, 2006 transaction (Successor).

(2)	As a result of our history of business combinations, our financial position and results of operations may not be comparable for each of the periods presented. See “Business — Organizational Structure and Corporate History” in Part I of this Annual Report.

(3)	Our debt at December 31, 2010, 2009 and 2008 is reflected net of unamortized debt discount of approximately $42.6 million, $53.3 million and $64.7 million, respectively, related to original loan fees and purchase accounting adjustments to discount the debt to fair value in conjunction with the 2008 Transaction. Total debt as of December 31, 2010 and 2009 includes an obligation of approximately $40.3 million and $37.6 million, respectively, related to our data sublicense obligation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report. Some of the statements in the following discussion are forward-looking statements. See “Forward-Looking Statements” included elsewhere in this Annual Report.

Overview

We are a leading provider of revenue and payment cycle management and clinical information exchange solutions connecting payers, providers and patients in the U.S. healthcare system. Our product and service offerings integrate and automate key business and administrative functions of our payer and provider customers throughout the patient encounter, including pre-care patient eligibility and benefits verification and enrollment, clinical information exchange capabilities, claims management and adjudication, payment integrity, payment distribution, payment posting and denial management and patient billing and payment processing. Our customers are able to improve efficiency, reduce costs, increase cash flow and more efficiently manage the complex revenue and payment cycle and clinical information exchange processes by using our comprehensive suite of products and services.

We deliver our solutions and operate our business in three business segments: (i) payer services, which provides solutions to commercial insurance companies, third party administrators and governmental payers; (ii) provider services, which provides services to hospitals, physicians, dentists and other healthcare providers, such as labs and home healthcare providers; and (iii) pharmacy services, which provides services to pharmacies, pharmacy benefit management companies, government agencies and other payers. For 2010, payer services constituted 43% of revenues, provider services 49% and pharmacy services 8%. Through our payer services segment, we provide payment cycle solutions, both directly and through our network of channel partners that help simplify the administration of healthcare related to insurance eligibility and benefit verification, claims filing, payment integrity and claims and payment distribution. Additionally, we provide consulting services through our payer services segment. Through our provider services segment, we provide revenue cycle management solutions, patient billing and payment services, government program eligibility and enrollment services and clinical information exchange capabilities, both directly and through our channel partners, that simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow. Through our pharmacy services segment, we provide electronic prescribing services and other electronic solutions to pharmacies, pharmacy benefit management companies and government agencies related to prescription benefit claim filing, adjudication and management.

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

Part of our strategy also includes the development and introduction of new products and services. Our new and updated products and services are likely to require us to incur development and engineering expenditures at levels similar to, and possibly greater than, recent years’ expenditures in order to successfully develop and achieve market acceptance of such products and services. We also may acquire, or enter into agreements with third parties to assist us in providing, new products and services. For example, we offer our electronic payment solutions through banks or vendors who contract with banks and other financial service firms. The costs of these initiatives or the failure to achieve broad penetration in target markets with respect to new or updated products and services may negatively affect our results of operations and margins. Because newly introduced products and services generally will have lower margins initially as compared to our existing and more mature products and services, our margins may be adversely affected on a percentage basis until these new products achieve scale and maturity. Though the revenue from these newly introduced products and services was not significant enough to have a material effect on our margins in 2010, if the revenue from these or future new products and services increase significantly during 2011 or future years, our margin growth could be negatively impacted until such time as these new products and services reach scale and maturity.

In addition to our internal development efforts, we actively evaluate opportunities to improve and expand our solutions through strategic acquisitions. Our acquisition strategy focuses on identifying acquisitions that improve and streamline the business and administrative functions of healthcare. We believe our broad customer footprint allows us to deploy acquired products and services into our installed base, which, in turn, can help to accelerate growth of our acquired businesses. We also believe our management team’s ability to identify acquisition opportunities that are complementary and synergistic to our business, and to integrate them into our existing operations with minimal disruption, will continue to play an important role in the expansion of our business and in our growth. Our success in acquiring and integrating acquired businesses into our existing operations, the associated costs of such acquisitions, including integration costs, and the operating characteristics of the acquired businesses also may impact our results of operations and margins. Because the products and services of the businesses we have acquired recently generally have lower margins than our existing products and services, primarily as a result of their lack of scale and maturity, our margins on a percentage basis may be adversely affected in the periods subsequent to an acquisition from revenue mix changes and integration activities associated with these acquisitions. For example, the 2010 acquisitions negatively impacted our percentage margin growth during 2010. We currently expect a similar, and possibly greater, impact during 2011 as the revenues from these 2010 acquisitions increase relative to our overall revenues.

We also expect to continue to be affected by general economic, regulatory and demographic factors affecting the healthcare industry. For several years, there has been pricing pressure in our industry, which has led and is expected to continue to lead to reduced prices for the same services. We have sought in the past and will continue to seek to mitigate pricing pressure by (i) providing additional value-added products and services, (ii) increasing the volume of services we provide and (iii) managing our costs. In addition, significant changes in regulatory schemes, such as the updated HIPAA Version 5010 standard electronic transaction code set requirements for ICD-10, ARRA, PPACA and other federal healthcare policy initiatives could impact our customers’ healthcare activities. For example, because the HIPAA Version 5010 transaction code formats become mandatory on January 1, 2012, we expect to incur increased operating costs and capital expenditures related to compliance with HIPAA Version 5010 testing and conversion efforts throughout 2011.

Demographic trends affecting the healthcare industry, such as population growth and aging or continued high unemployment rates as a result of recent adverse economic conditions, also could affect the frequency and nature of our customers’ healthcare transactional activity. The impact of such changes could impact our revenues, cost of operations and infrastructure expenses and thereby affect our results of operations and the way we operate our business. For example, an increase in the U.S. population, if such increase is accompanied by an increase in the U.S. population that has health benefits, or the aging of the U.S. population, which requires an overall increased need for healthcare services, may result in an increase in our transaction volumes which, in turn, may increase our revenues and costs of operations. Alternatively, a continuation of the recent general economic downturn, which reduces the number of discretionary health procedures by patients, or a persistent high unemployment rate, if such unemployment rate is accompanied by a decrease in the U.S. population that has health benefits, may lessen healthcare utilization which may decrease or offset other growth in our transaction volumes, which, in turn, may adversely impact our revenues and cost of operations. For example, for the year ended December 31, 2010, revenues for each of our payer services, provider services and pharmacy services segments were adversely affected by the impact of lower healthcare utilization trends driven by continued high unemployment and other economic factors.

Our Revenues and Expenses

We generate virtually all of our revenue by providing products and services that automate and simplify business and administrative functions for payers, providers and pharmacies, generally on either a per transaction, per document, per communication or per member per month basis, or, in some cases, on a monthly flat-fee, contingent fee or hourly basis. For certain services, we may charge an implementation fee in conjunction with related setup and connection to our network and other systems.

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

The largest component of our cost of operations is currently postage which is primarily incurred in our patient statements and payment services and which is also a component of our revenue in those businesses. Our postage costs increase as our patient statement and payment services volumes increase and also when the U.S. Postal Service increases postage rates. U.S. postage rate increases, while generally billed as pass-through costs to our customers, affect our cost of operations as a percentage of revenue. In prior years, we have offset the impact of postage rate increases through cost reductions from efficiency measures, including data communication expense reductions and production efficiencies. Though we plan to continue our efficiency measures, we may not be able to offset the impact of postage rate increases in the future and, as a result, cost of operations as a percentage of revenue may rise if postage rate increases continue. Although the U.S. Postal Service increased postal rates annually from 2006 to 2009, such annual increases may not occur as regularly in the future. For example, no postage rate increase occurred in 2010, and planned increases for 2011 are expected to be limited to only certain categories of mailings.

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

Our depreciation and amortization expense is related to depreciation of our property and equipment, including technology assets and amortization of intangible assets acquired and recorded in conjunction with acquisition method accounting. During 2009 and to a greater extent in 2010, we made increased investments in property and equipment primarily related to our new data center, print equipment upgrades in our patient statement business, product development, efficiency measures and system upgrades related to regulatory requirements, such as HIPAA Version 5010. In addition, our increased acquisition activity in 2009 and 2010 resulted in an increase in acquired technology and intangible assets, as well as increased capital expenditure requirements due to the inclusion of product development infrastructures of the acquired businesses. As a result of these investments, we expect our depreciation and amortization expense to increase in 2011 and future years.

Our interest expense consists principally of cash interest associated with our long-term debt obligations and our interest rate swap agreement. Interest expense also includes non-cash interest associated with the amortization of the debt discount recorded in connection with the 2008 Transaction, borrowing costs and discounts related to debt issuance, amortization of our discontinued cash flow hedges and changes in the fair value of our interest rate swap agreement during periods when the interest rate swap agreement has not been subject to hedge accounting. Due to the unusually low interest rates on the variable portion of our long-term debt during the past few years, our interest expense has been less than otherwise would have been expected. If market interest rates on the variable portion of our long-term debt increase in the future, our interest expense would increase. The amount of our interest expense also could increase if and when we refinance our current long-term debt facilities.

Our income taxes consist of federal and state income taxes. These amounts include current income taxes payable as well as income taxes for which the payment is deferred to future periods and dependent on the occurrence of future events. Our income tax expense currently exceeds the expense that would be expected based on statutory rates due principally to our organizational structure and differences in the book and tax basis of our investment in EBS Master. The recognition of valuation allowances related to certain net operating loss carryovers can also affect our income tax expense. For additional information see the discussion of income taxes in the section “Significant Items Affecting Comparability-Income Taxes”.

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

Acquisitions and Divestitures

We actively evaluate opportunities to improve and expand our business through targeted acquisitions that are consistent with our strategy. On occasion, we also may dispose of certain components of our business that no longer fit within our overall strategy. Because of our acquisitions and divestiture activity, our results of operations may not be directly comparable among periods. The following summarizes our acquisitions and divestiture transactions since January 1, 2008 and affected segments:

Date	Business	Description	Affected Segment

Acquisitions:
September 2008	Patient statements business of GE Healthcare	Patient billing and payment solutions	Provider

June 2009	The Sentinel Group	Payment integrity solutions	Payer

July 2009	eRx Network, L.L.C. (“eRx”)	Electronic pharmacy solutions	Pharmacy

October 2009 and April 2010	Data Rights	Acquired certain additional rights to specified uses of data from WebMD	N/A

January 2010	FVTech	Electronic data conversion and management solutions	Provider; Payer

March 2010	HTMS	Consulting solutions	Payer

June 2010	Chapin	Accounts receivable denial and recovery services	Provider

October 2010	CEA	Government program eligibility and enrollment services	Provider

Divestiture:

October 2009	Control-o-Fax	Office supplies and print services	Provider

For certain of our acquisitions, we agreed to transfer additional consideration to the sellers of the acquired businesses in the event that specified performance measures are achieved. U.S. generally accepted accounting principles generally require us to recognize the initial fair value of the expected amount to be paid under such contingent consideration arrangements as a component of the total consideration transferred. Subsequent changes in the fair value of the amounts expected to be paid, however, are generally required to be recognized as a component of net income. Such changes in fair value may occur based on changes in the expected timing or amount of payments or the effect of discounting the liability for the time value of money. During the year ended December 31, 2010, we recognized an increase in pretax income of $9.3 million related to changes in fair value of contingent consideration related to acquisitions.

Efficiency Measures

We evaluate and implement efficiency measures and other cost savings initiatives on an ongoing basis to improve our financial and operating performance through reorganization, cost savings, productivity improvements and other process improvements. For instance, we are consolidating our data centers, consolidating our networks and outsourcing certain information technology and operations functions. The implementation of these measures often involve upfront costs related to severance, professional fees, contractor costs and/or capital expenditures, with the cost savings or other improvements not realized until the measures are successfully completed.

Income Taxes

Our statutory federal and state income tax rate ranges from 38% to 40%. Our effective income tax rate, however, is affected by several factors. The following table and subsequent commentary reconciles our federal statutory rate to our effective income tax rate and the subsequent commentary describes the more significant of the reconciling factors:

	Year Ended December 31,
	2010	2009	2008

Statutory U.S. federal tax rate	35.00%	35.00%	35.00%
State income taxes (net of federal benefit)	2.78	8.75	3.57
Meals and entertainment	0.63	0.39	0.52
Other	(1.38)	2.60	1.38
Tax credits	(0.63)	(1.14)	—
Equity-based compensation	2.06	5.67	1.61
Non-timing basis differences	12.49	33.57	(22.62)
Noncontrolling interest	(7.20)	(5.17)	(5.09)
Foreign loss not benefited	(0.34)	3.29	5.85
Return to provision adjustments	1.34	10.12	(4.28)
Change in valuation allowance	4.80	(37.81)	25.85

Effective income tax rate	49.55%	55.27%	41.79%

Equity-based compensation — Prior to the IPO, certain members of our senior management team and board of directors held profits interest in EBS Master which had only a nominal, if any, value at the date they were originally granted. Because of this nominal value, each of the profits interest holders had made an election to pay income taxes based on the fair value of the profits interest on the grant date. As a result, while the Company continues to recognize compensation expense related to these awards as they vest, the Company receives no tax deduction related to these awards.

Non-timing basis differences— Due to our organizational structure, certain items, including a portion of our equity-based compensation, other comprehensive income and income of corporate consolidated subsidiaries of EBS Master, affect our book basis in EBS Master without similarly affecting our tax basis in EBS Master. In the case of our corporate consolidated subsidiaries, the Company recognizes income tax expense both at the subsidiary and the parent company level for the same income (once as it is earned at the subsidiary level and once as a result of the tax effect of the difference in tax and book basis of the limited liability company which controls those corporate subsidiaries). As a result, our effective income tax rates may be impacted by these matters.

Noncontrolling interest — We conduct substantially all of our operations through the direct and indirect subsidiaries of EBS Master, a portion of the interests of which are held by entities controlled by the Principal Equityholders. Accordingly, we recognize income tax expense only for the portion of the income generated by EBS Master that is attributable to us.

Return to provision adjustments — Prior to finalizing our tax returns, we are required to make certain assumptions and exercise judgment in estimating the tax we will owe for a given tax year. These assumptions and judgments are often made based on facts and circumstances that change between the balance sheet date and the date the tax returns are finalized. Upon finalizing our tax returns for a given year, we routinely adjust our income tax expense for differences between our initial estimates and the actual amounts and tax positions reflected on our tax returns.

Change in valuation allowance — We record valuation allowances or reverse existing valuation allowances related to assumed future income tax benefits depending on circumstances and factors related to our business. During 2009, we concluded, based primarily on our taxable income during the year and the expected accretive impact of our recent acquisitions on future taxable income, that we would generate sufficient future taxable income to utilize certain of our federal net operating losses, the benefit of which we had not previously recognized. As a result, income tax expense for 2009 is net of a benefit of approximately $11.8 million related to these net operating losses that had been the subject of a valuation allowance in the prior year. The benefit was partially offset by an increase in state income tax valuation allowance related to a consolidated subsidiary of approximately $5.8 million. During 2010, we recognized a capital loss for tax purposes. Because we do not anticipate being able to recognize the benefit of this capital loss in the foreseeable future, we increased our valuation allowance by approximately $3.2 million related to this matter. Additionally, we increased our valuation allowance in 2010 related to state net operating losses by approximately $7.1 million as a result of incremental losses of a corporate consolidated subsidiary.

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

We incurred stock-based and equity-based compensation expense of $17.7 million, $25.4 million and $4.1 million during 2010, 2009 and 2008, respectively. Comparability among the respective periods has been impacted by the following factors:

•	Change in the estimated fair value of liability awards. All equity-based awards granted under the EBS Equity Plan and EBS Phantom Plan prior to the second quarter of 2009 were classified as liabilities due to certain repurchase features. As liabilities, we were required to adjust the equity-based awards to fair value at the end of each quarter. The fair value of these liabilities generally fluctuated with the value of the underlying EBS Units.

•	Modification of equity-based awards. In June 2009, we modified the repurchase features of all Grant Units previously granted under the EBS Equity Plan. Following this modification, all Grant Units were reclassified as equity awards. Immediately prior to this reclassification, we adjusted the value of these Grant Units to their fair value. In addition to a change in estimate recognized at the modification date, we also began to recognize compensation expense prospectively based on the increased fair value of these Grant Units at the modification date.

•	Conversion in connection with our IPO. In connection with the IPO and reorganization transactions, the Phantom Units were converted into shares of our Class A common stock, restricted Class A common stock units and options to purchase shares of our Class A common stock under the 2009 Plan. As a result of the IPO and this conversion, in addition to a change in estimate recognized at the IPO date, we also began recognizing compensation expense prospectively based on the fair value of these Phantom Units at the IPO date.

•	Additional 2009 Plan Grants. On and since the IPO date, we have granted restricted Class A common stock units and options to purchase shares of our Class A common stock under the 2009 Plan to certain of our employees and directors, some of which contain performance conditions.

Interest Rate Swap

In order to manage our exposure to fluctuations in interest rates, we maintain an interest rate swap agreement which has the effect of converting a portion of our obligations under our credit agreements to a fixed rate of interest. At inception, we designated this interest rate swap agreement as a hedge of variability in our cash flows such that changes in the value of this instrument were reflected within accumulated comprehensive income. In connection with the 2008 Transaction, this instrument no longer met the criteria for hedge accounting such that changes in its fair value from the date of the 2008 Transaction to its redesignation as a hedge in September 2008 were reflected within interest expense. Effective October 1, 2010, we removed the hedge designation for this interest rate swap to take advantage of a lower variable interest rate under our credit agreements such that changes in the fair value of this swap agreement are once again reflected within interest expense for all periods following October 1, 2010. Interest expense was reduced by $3.9 million and $12.7 million for 2010 and 2008, respectively, due to changes in the fair value of this interest rate swap agreement.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations and financial condition.

The following discussion of critical accounting estimates is not intended to be a comprehensive list of all of our accounting policies that require estimates. We believe that, of our significant accounting policies discussed in Note 2 of our consolidated financial statements included elsewhere in this Annual Report, the estimates discussed below involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and financial condition.

The discussion that follows presents information about our critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate:

Revenue Recognition

We generate virtually all of our revenue by providing products and services that automate and simplify business and administrative functions for payers and providers, generally on either a per transaction, per document, per communication or per member per month basis or, in some cases, on a monthly flat-fee, contingent fee or hourly basis. For certain services, we may charge an implementation fee in conjunction with related setup and connection to our network and other systems.

Revenue for transaction services, payment services, patient statements and consulting services are recognized as the services are provided. Postage fees related to our payment services and patient statement volumes are recorded on a gross basis. Implementation fees are amortized to revenue on a straight-line basis over the period of performance, which generally varies from one to three years. Revenue for our government eligibility and enrollment services and accounts receivable management services generally are recognized at the time that our provider customer receives notice from the payer of a pending payment.

Cash receipts or billings in advance of revenue recognition are recorded as deferred revenues on our consolidated balance sheets.

We exclude sales and use tax from revenue in our consolidated statements of operations.

Business Combinations

We allocate the consideration transferred (i.e. purchase price) in a business combination to the acquired business’ identifiable assets, liabilities and noncontrolling interests at their acquisition date fair value. The excess of the consideration transferred over the amount allocated to the identifiable assets and liabilities and noncontrolling interest, if any, is recorded as goodwill. Any excess of the fair value of the identifiable assets acquired and liabilities assumed over the consideration transferred, if any, is generally recognized within earnings as of the acquisition date. To the extent that our initial accounting for a business combination is incomplete at the end of a reporting period, provisional amounts are reported for those items which are incomplete. We retroactively adjust such provisional amounts as of the acquisition date once new information is received about facts and circumstances that existed as of the acquisition date.

The fair value of the consideration transferred, assets, liabilities and noncontrolling interests is estimated based on one or a combination of income, cost or market approaches as determined based on the nature of the asset or liability and the level of inputs available to us (i.e. quoted prices in an active market, other observable inputs or unobservable inputs). With respect to assets, liabilities and noncontrolling interest, the determination of fair value requires management to make subjective judgments as to projections of future operating performance, the appropriate discount rate to apply, long-term growth rates, etc. The effect of these judgments then impacts the amount of the goodwill that is recorded and the amount of depreciation and amortization expense to be recognized in future periods related to tangible and intangible assets acquired.

With respect to the consideration transferred, certain of our acquisitions include contingent consideration, the fair value of which is generally required to be measured each quarter until resolution of the contingency. In addition to the judgments applicable to valuing tangible and intangible assets, the determination of the fair value of contingent consideration requires management to make subjective judgments as to the probability and timing of the attainment of certain specified financial performance measures. The determination of fair value of the contingent consideration is particularly sensitive to judgments relative to the probability of achieving the specified financial performance measures. For example, assuming all other inputs are unchanged, a hypothetical 10% decrease in management’s initial estimate of the probability of achieving the specified financial performance measures would impact our pretax income by approximately $2.4 million.

Goodwill and Intangible Assets

Goodwill and intangible assets from our acquisitions are accounted for using the acquisition method of accounting. Intangible assets with definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets generally as follows:

Customer relationships	9 to 20 years
Trade names	20 years
Data sublicense agreement	8 years
Non-compete agreements	1 to 5 years
Backlog	1 year

With respect to intangible assets (excluding goodwill), we review for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For those assets that are held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and fair value. Assets held for sale are reported at the lower of cost or fair value less costs to sell.

We review the carrying value of goodwill annually and whenever indicators of impairment are present. With respect to goodwill, we determine whether potential impairment losses are present by comparing the carrying value of our reporting units to the fair value of our reporting units (step one of the annual impairment test). If the fair value of the reporting unit is less than the carrying value of the reporting unit, then a hypothetical purchase price allocation is used to determine the amount of goodwill impairment.

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

Each approach requires the use of certain assumptions. The income approach requires management to exercise judgment in making assumptions regarding the reporting unit’s future income stream, a discount rate and a constant rate of growth after the initial five year forecast period utilized. These assumptions are subject to change based on business and economic conditions and could materially affect the indicated values of our reporting units. For example, a 100 basis point increase in our selected discount rate would result in a decrease in the indicated value of our payer, provider and pharmacy reporting units of approximately $131.8 million, $155.2 million and $40.1 million, respectively. However, as the indicated fair value of each reporting unit significantly exceeded their respective carrying values in the annual impairment test, we do not believe that any of our reporting units are at risk of failing step one of our annual impairment test.

The market approach requires management to exercise judgment in its selection of the guideline companies, as well in its selection of the most relevant transaction multiple. Guideline companies selected are comparable to us in terms of product or service offerings, markets and/or customers, among other characteristics. We considered two transaction multiples — (i) the ratio of market value of invested capital to earnings before interest and taxes (MVIC/EBIT) and (ii) the ratio of market value of invested capital to earnings before interest, taxes, depreciation and amortization (MVIC/EBITDA).

Our method of assessing the fair value of our reporting units and our method of selecting the key assumptions did not change from 2009 to 2010. However, an increase in the market returns on equity at the date of our evaluation resulted in an average 127 basis point increase in the discount rate from the comparable prior year evaluation.

Income Taxes

We record deferred income taxes for the tax effect of differences between book and tax bases of our assets and liabilities, as well as differences related to the timing of recognition of income and expenses.

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

We recognize tax benefits for uncertain tax positions at the time that we conclude the tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. The benefit, if any, is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, are resolved through negotiation or litigation with the taxing authority or on expiration of the statute of limitations.

Equity-Based Compensation

Compensation expense related to our equity-based awards is generally recognized on a straight-line basis over the requisite service period. For awards subject to vesting based on performance conditions, however, compensation expense is recognized under the accelerated method. The fair value of the equity awards is determined by use of a Black-Scholes model and assumptions as to expected term, expected volatility, expected dividends and the risk free rate.

The following table summarizes the weighted average fair values of our 2010 and 2009 option awards using the Black-Scholes option pricing model and the weighted average assumptions used to develop the respective fair value estimates:

	2009 Equity Plan Options
	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009

Weighted average fair value	$6.95	$7.54
Expected dividend yield	—	—
Expected volatility	43.10%	47.00%
Risk-free interest rate	2.53%	2.55%
Expected term (years)	6.3	6.3

Expected dividend yield — This is an estimate of the expected dividend yield on the Class A common stock. The Company is subject to limitations on the payment of dividends under its credit facilities as further discussed in Note 10 to the consolidated financial statements included elsewhere in this Annual Report. An increase in the dividend yield will decrease compensation expense.

Expected volatility — This is a measure of the amount by which the price of the Class A common stock has fluctuated or is expected to fluctuate. We estimate the expected volatility based upon a weighted average of our historical volatility following the IPO and the median historical volatility of a group of guideline companies (weighted based upon proportion of the expected term represented by our historical volatility and the volatility of the guideline companies, respectively). An increase in the expected volatility will increase compensation expense.

Risk-free interest rate — This is the U.S. Treasury rate for the week of the grant having a term approximating the expected life of the award. An increase in the risk-free interest rate will increase compensation expense.

Expected term — This is the period of time over which the awards are expected to remain outstanding. We estimate the expected term as the mid-point between the vesting date and the contractual term. An increase in the expected term will increase compensation expense.

Of these significant valuation inputs, however, our measured equity-based compensation is most susceptible to a material change as a result of changes in our expected volatility. In the event that our expected volatility for 2010 equity grants increased by 10%, our pretax income for 2010 would have been reduced by approximately $0.2 million.

Tax Receivable Agreements

In connection with the IPO, we entered into tax receivable agreements which obligate us to make payments to certain parties affiliated with General Atlantic, H&F and former Grant Unit holders generally equal to 85% of the applicable cash savings that we realize as a result of tax attributes arising from the 2006 Transaction, the 2008 Transaction and the former Grant Unit holders’ exchange of EBS Units (along with corresponding shares of Class B common stock) for cash or shares of Class A common stock. We will retain the benefit of the remaining 15% of these tax savings.

Future exchanges of EBS Units (along with corresponding shares of Class B common stock) for cash or shares of Class A common stock related to the affiliates of H&F and the former Grant Unit holders who are parties to the tax receivable agreements are expected to result in an additional tax receivable obligation for the Company with a corresponding offset to our additional paid in capital account. Subsequent adjustments of the tax receivable obligations due to certain events (e.g., tax rate changes) are expected to result in a corresponding adjustment of our net income. For example, if our corporate tax rate were to increase by 100 basis points, our obligation under these tax receivable agreements would increase and our pretax income would be reduced by approximately $4.1 million.

Results of Operations

The following table summarizes our consolidated results of operations for the years ended December 31, 2010, 2009 and 2008, respectively.

	Year Ended		Year Ended		Year Ended
	December 31, 2010		December 31, 2009		December 31, 2008
		% of		% of		% of
	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Revenue(1)

Revenues (2)
Payer Services	$431,916	43.1%	$397,492	43.3%	$372,159	43.6%
Provider Services	492,345	49.1	462,513	50.4	444,845	52.1
Pharmacy Services	81,794	8.2	60,843	6.6	39,067	4.6
Eliminations	(3,903)	(0.4)	(2,400)	(0.3)	(2,472)	(0.3)

Total revenues	1,002,152	100.0	918,448	100.0	853,599	100.0

Costs of operations
Payer Services	283,050	65.5	253,473	63.8	242,950	65.3
Provider Services	303,252	61.6	294,700	63.7	292,844	65.8
Pharmacy Services	30,067	36.8	16,668	27.4	7,612	19.5
Eliminations	(3,775)		(1,974)		(1,843)

Total costs of operations	612,594	61.1	562,867	61.3	541,563	63.4

Development and engineering
Payer Services	12,127	2.8	12,677	3.2	10,472	2.8
Provider Services	16,078	3.3	15,294	3.3	14,015	3.2
Pharmacy Services	7,310	8.9	5,957	9.8	4,138	10.6

Total development and engineering	35,515	3.5	33,928	3.7	28,625	3.4

Sales, marketing, general and admin
Payer Services	26,700	6.2	25,803	6.5	23,286	6.3
Provider Services	30,711	6.2	31,978	6.9	30,475	6.9
Pharmacy Services	5,970	7.3	8,047	13.2	3,864	9.9
Eliminations	(128)		(426)		(624)

Total sales, marketing, general and admin excluding corporate	63,253	6.3	65,402	7.1	57,001	6.7

Income from segment operations	290,790	29.0	256,251	27.9	226,410	26.5

Corporate expense	48,590	4.8	49,974	5.4	37,292	4.4

Depreciation and amortization	124,721	12.4	105,321	11.5	97,864	11.5

Operating income	117,479	11.7	100,956	11.0	91,254	10.7

Interest income	(14)	(0.0)	(75)	(0.0)	(963)	(0.1)
Interest expense	61,031	6.1	70,246	7.6	71,717	8.4

Other (gain) loss	(9,284)	(0.9)	(519)	(0.1)	—	—

Income before income tax provision	65,746	6.6	31,304	3.4	20,500	2.4
Income tax provision	32,579	3.3	17,301	1.9	8,567	1.0

Net income	33,167	3.3%	14,003	1.5%	11,933	1.4%
Net income attributable to noncontrolling interest	13,621		4,422		2,702

Net income attributable to Emdeon Inc.	$19,546		$9,581		$9,231

(1)	All references to percentage of revenues for expense components refer to the percentage of revenues for such segment.

(2)	See “Note 23-Segment Reporting” to our consolidated financial statements included elsewhere in this Annual Report for further detail of our revenues within each reportable segment.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Our total revenues were $1,002.2 million for 2010 as compared to $918.4 million for 2009, an increase of approximately $83.7 million, or 9.1%.

On an overall basis, revenues for our payer services, provider services and pharmacy services segments for 2010 were adversely affected as compared to the prior year by the impact of lower healthcare utilization driven by continued high unemployment and other economic factors. Additional factors affecting our various product line revenues are described in the following paragraphs.

Our payer services segment revenue is summarized by product line in the following table:

	December 31,	December 31,
	2010	2009	$ Change

Claims management	$194,239	$184,605	$9,634
Payment services	234,176	211,985	22,191
Intersegment revenue	3,501	902	2,599

	$431,916	$397,492	$34,424

Claims management revenues for 2010 increased by approximately $9.6 million, or 5.2%. Claims management revenues for 2010 include approximately $21.6 million related to products and services acquired in the FVTech and HTMS acquisitions. Excluding this revenue, claims management revenues decreased by approximately $11.7 million, or 6.4%, primarily due to the impact of market pricing pressures on our average transaction rates and the impact of reduced transaction growth rates caused by lower healthcare utilization during 2010. This decrease was partially offset by increased payment integrity revenue in 2010.

Payment services revenues for 2010 increased by approximately $22.2 million, or 10.5%. This increase was primarily driven by new sales and implementations, as well as the full year impact of the U.S. postage rate increase effective in May 2009. The increase in payment services revenues was partially offset by the impact of lower healthcare utilization during 2010.

Our provider services segment revenue is summarized by product line in the following table:

	December 31,	December 31,
	2010	2009	$ Change

Patient statements	$262,521	$274,390	$(11,869)
Revenue cycle management	198,019	155,112	42,907
Dental	31,403	31,513	(110)
Intersegment revenue	402	1,498	(1,096)

	$492,345	$462,513	$29,832

Patient statements revenues for 2010 decreased by approximately $11.9 million, or 4.3%, primarily due to the absence of approximately $5.7 million of revenue related to our office supplies and print services business, which was sold in October 2009, and customer attrition. This decrease was partially offset by new sales and implementations and the full year impact of the U.S. postage rate increase in May 2009.

Revenue cycle management revenues for 2010 increased by approximately $42.9 million, or 27.7%. Revenue cycle management revenues for 2010 include approximately $28.9 million related to products and services acquired in the CEA and Chapin acquisitions. Excluding this revenue, revenue cycle management revenues increased by approximately $14.0 million or 9.0%. This increase was primarily due to new sales and implementations, partially offset by customer attrition.

Dental revenues for 2010 were generally consistent with those reflected in the comparable prior year period.

Additionally, all provider services segment revenues were adversely affected by the impact of lower healthcare utilization during 2010.

Our pharmacy services segment revenues were $81.8 million for 2010 as compared to $60.8 million for 2009, an increase of approximately $21.0 million, or 34.4%. This increase was primarily due to the full year impact in 2010 of the eRx acquisition and new sales and implementations, partially offset by the impact of lower healthcare utilization during 2010.

Cost of Operations

Our total cost of operations was $612.6 million for 2010 as compared to $562.9 million for the 2009, an increase of approximately $49.7 million, or 8.8%.

Our cost of operations for our payer services segment was approximately $283.1 million for 2010 as compared to $253.5 million for 2009, an increase of approximately $29.6 million, or 11.7%. As a percentage of revenue, our payer services cost of operations increased to 65.5% for 2010 as compared to 63.8% for 2009. Cost of operations for our payer services segment includes approximately $2.5 million and $3.5 million of equity-based compensation for 2010 and 2009, respectively. Excluding this equity-based compensation, payer services cost of operations was $280.6 million for 2010 as compared to $250.0 million for 2009, an increase of approximately $30.6 million, or 12.3%. The increase in our payer services cost of operations is primarily due to revenue growth in payment services, including increased postage costs resulting from the full year impact of the U.S. postage rate increase effective in May 2009, and the inclusion of the FVTech and HTMS businesses acquired in 2010. Excluding equity-based compensation, as a percentage of revenue, our payer services cost of operations increased to 65.0% for 2010 as compared to 62.9% for 2009. The increase as a percentage of revenue was primarily due to (i) increased postage costs which, though reimbursable by our customers, results in an increase in cost of operations as a percentage of revenue and (ii) changes in revenue mix between our payment services solutions and the recently acquired FVTech and HTMS businesses, which generally have higher cost of operations, as compared to our historical claims management services, which generally have lower cost of operations.

Our cost of operations for our provider services segment was $303.3 million for 2010 as compared to $294.7 million for 2009, an increase of approximately $8.6 million, or 2.9%. As a percentage of revenue, our provider services segment cost of operations decreased to 61.6% for 2010 as compared to 63.7% for 2009. Cost of operations for our provider services segment includes approximately $1.3 million and $2.6 million of equity-based compensation for 2010 and 2009, respectively. Excluding this equity-based compensation, provider services cost of operations was $302.0 million for 2010 as compared to $292.1 million for 2009, an increase of approximately $9.9 million, or 3.4%. The increase in our provider services cost of operations is primarily due to the inclusion of operating costs of the CEA and Chapin businesses acquired in 2010. This increase in provider services cost of operations was partially offset by a change in revenue mix between our patient statements services, which generally have higher cost of operations, and revenue cycle management services, which generally have lower cost of operations. The decrease in provider services cost of operations as a percentage of revenue is primarily due to this change in revenue mix.

Our cost of operations for our pharmacy services segment was $30.1 million for 2010 as compared to $16.7 million for 2009, an increase of approximately $13.4 million, or 80.4%. This increase is primarily related to the full year impact in 2010 of the eRx acquisition.

Development and Engineering Expense

Our total development and engineering expense was $35.5 million for 2010 as compared to $33.9 million for 2009, an increase of approximately $1.6 million, or 4.7%. Development and engineering expense includes approximately $1.3 million and $1.6 million of equity-based compensation for 2010 and 2009, respectively. The increase in development and engineering expense is primarily related to increased product development activity in our payer services and provider services segments and the inclusion of the product development infrastructures associated with our recently acquired businesses.

Sales, Marketing, General and Administrative Expense (Excluding Corporate Expense)

Our total sales, marketing, general and administrative expense (excluding corporate expense) was $63.3 million for 2010 as compared to $65.4 million for 2009, a decrease of approximately $2.1 million, or 3.3%.

Our sales, marketing, general and administrative expense for our payer services segment was approximately $26.7 million for 2010 as compared to $25.8 million for 2009, an increase of approximately $0.9 million, or 3.5%. Sales, marketing, general and administrative expense for our payer services segment includes approximately $2.5 million and $4.2 million of equity-based compensation for 2010 and 2009, respectively. Excluding this equity-based compensation, payer services sales, marketing, general and administrative expense was $24.2 million for 2010 as compared to $21.6 million for 2009, an increase of approximately $2.6 million, or 12.1%, The increase in our payer services sales, marketing, general and administrative expense is primarily due to the inclusion during 2010 of the infrastructures associated with the FVTech and HTMS acquisitions.

Our sales, marketing, general and administrative expense for our provider services segment was approximately $30.7 million for 2010 as compared to $32.0 million for 2009, a decrease of approximately $1.3 million, or 4.0%. Sales, marketing, general and administrative expense for our provider services segment includes approximately $2.0 million and $3.1 million of equity-based compensation for 2010 and 2009, respectively. Excluding this equity-based compensation, provider services sales, marketing, general and administrative expense was $28.7 million for 2010 as compared to $28.9 million for 2009, a decrease of approximately $0.2 million, or 0.5%. The decrease in our provider services sales, marketing, general and administrative expense is primarily due to reduced bad debt expense and compensation costs from efficiency measures, offset by the inclusion during 2010 of the infrastructures associated with the CEA and Chapin acquisitions.

Our sales, marketing, general and administrative expense for our pharmacy services segment was approximately $6.0 million for 2010 as compared to $8.0 million for 2009, a decrease of approximately $2.0 million, or 25.8%. This decrease is primarily attributable to the integration of eRx’s infrastructure into the Company’s pharmacy operations.

Corporate Expense

Our corporate expense was $48.6 million for 2010 as compared to $50.0 million for 2009, a decrease of approximately $1.4 million, or 2.8%. Corporate expense includes approximately $7.7 million and $9.8 million of equity-based compensation for 2010 and 2009, respectively. Excluding this equity-based compensation, corporate expense was $40.9 million for 2010 as compared to $40.2 million for 2009, an increase of approximately $0.7 million, or 1.8%. This increase was primarily attributable to incremental legal and other professional fees incurred in connection with 2010 acquisition activities.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $124.7 million for 2010 as compared to $105.3 million for 2009, an increase of approximately $19.4 million, or 18.4%. This increase was primarily due to depreciation of property and equipment placed in service during 2010, additional depreciation and amortization expense related to acquisition method adjustments associated with technology and intangible assets acquired in connection with the 2010 and 2009 acquisitions and the amortization of additional rights to specified uses of our data acquired in 2010 and 2009.

Interest Expense

Our interest expense was $61.0 million for 2010 as compared to $70.2 million for 2009, a decrease of approximately $9.2 million, or 13.1%. Interest expense for 2010 was reduced by approximately $3.9 million related to a change in the fair value of our interest rate swap agreement following our removal of its designation as a cash flow hedge in October 2010. The remaining decrease was primarily due to a scheduled decrease in the notional amount of our interest rate swap agreement of approximately $123.6 million as of December 31, 2009, which caused less of our debt to be subject to the higher fixed rate of our interest rate swap agreement during 2010.

Income Taxes

Our income tax expense was $32.6 million (an effective rate of 49.6%) for 2010 as compared to $17.3 million (an effective rate of 55.3%) for 2009, an increase of approximately $15.3 million. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to the change in our book basis versus tax basis of our investment in EBS Master, including the effect of income allocated to a noncontrolling interest, valuation allowance changes, state income tax rate changes and the impact of other permanent differences relative to pretax income. During 2010, the Company recognized an increase in income tax expense of approximately $10.1 million related to changes in valuation allowances. During 2009, the Company recognized a net decrease in income tax expense of approximately $4.6 million related to changes in valuation allowances.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Our total revenues were $918.4 million for 2009 as compared to $853.6 million for 2008, an increase of approximately $64.8 million, or 7.6%.

Our payer services segment revenue is summarized by product line in the following table:

	December 31,	December 31,
	2009	2008	$ Change

Claims management	$184,605	$179,930	$4,675
Payment services	211,985	191,874	20,111
Intersegment revenue	902	355	547

	$397,492	$372,159	$25,333

Claims management revenues for 2009 increased by approximately $4.7 million, or 2.6%, from 2008 primarily due to an increase in the volume of electronic claims processed during 2009, as well as payment integrity solutions revenue generated following our acquisition of The Sentinel Group in June 2009. The increase was partially offset by the impact of market pricing pressures on our average transaction rates.

Payment services revenues for 2009 increased by approximately $20.1 million, or 10.5%. This increase was primarily driven by new sales and implementations, as well as the impact of the U.S. postage rate increases effective in May 2009 and May 2008.

Our provider services segment revenue is summarized by product line in the following table:

	December 31,	December 31,
	2009	2008	$ Change

Patient statements	$274,390	$266,233	$8,157
Revenue cycle management	155,112	144,904	10,208
Dental	31,513	31,591	(78)
Intersegment revenue	1,498	2,117	(619)

	$462,513	$444,845	$17,668

Patient statement revenues for 2009 increased approximately $8.2 million, or 3.1%, primarily due to the acquisition of the patient statement business operated by GE Healthcare in September 2008 and the impact of the U.S. postage rate increases effective in May 2009 and May 2008. These increases were partially offset by customer attrition and the sale of our office supplies and print services business in October 2009.

Revenue cycle management revenues for 2009 increased approximately $10.2 million, or 7.0%, primarily from new sales and implementations, partially offset by attrition in legacy products.

Dental revenues for 2009 decreased approximately $0.1 million, or 0.2%, primarily due to pricing pressures in the dental market, which offset the impact of new sales and implementations.

Our pharmacy services segment revenues were $60.8 million for 2009 as compared to $39.1 million for 2008, an increase of approximately $21.8 million, or 55.7%. This increase was primarily due to our acquisition of eRx in July 2009, as well as new sales and implementations.

Cost of Operations

Our total cost of operations was $562.9 million for 2009 as compared to $541.6 million for 2008, an increase of approximately $21.3 million, or 3.9%.

Our cost of operations for our payer services segment was approximately $253.5 million for 2009 as compared to $243.0 million for 2008, an increase of approximately $10.5 million, or 4.3%. As a percentage of revenue, our payer services cost of operations decreased to 63.8% for 2009 as compared to 65.3% for 2008. Cost of operations for our payer services segment includes approximately $3.5 million and $0.6 million of equity-based compensation for 2009 and 2008, respectively. Excluding this equity-based compensation, payer services cost of operations were $250.0 million for 2009 as compared to $242.3 million for 2008, an increase of approximately $7.6 million, or 3.1%. The increase is primarily due to revenue growth in payment services, including increased postage costs resulting from the U.S. postage rate increases effective in May 2009 and May 2008, which was partially offset by reduced data communication expenses from improved utilization of our existing data communication capabilities. Excluding the equity-based compensation, as a percentage of revenue, our payer services cost of operations decreased to 62.9% for 2009 as compared to 65.1% for 2008. This decrease was primarily due to reduced data communication expenses, production efficiencies in our payment services business and operating leverage associated primarily with our electronic claims management solutions.

Our cost of operations for our provider services segment was $294.7 million for 2009 as compared to $292.8 million for 2008, an increase of approximately $1.9 million, or 0.6%. As a percentage of revenue, our provider services segment cost of operations decreased to 63.7% for 2009 as compared to 65.8% for 2008. Cost of operations for our provider services segment includes approximately $2.6 million and $0.1 million related to equity-based compensation for 2009 and 2008, respectively. Excluding this equity-based compensation, provider services cost of operations was $292.1 million for 2009 as compared to $292.7 million for 2008, a decrease of approximately $0.6 million, or 0.2%. The decrease is primarily due to reduced data communication expenses from improved utilization of our existing data communication capabilities and changes in revenue mix between our patient statements solutions, which generally have higher cost of operations, and revenue cycle management solutions, which generally have lower cost of operations. Excluding the equity-based compensation, as a percentage of revenue, our provider services cost of operations decreased to 63.2% for 2009 as compared to 65.8% for 2008. This decrease was primarily due to reduced data communication expenses, efficiency measures related to facility consolidations in our patient statement operations, changes in revenue mix and operating leverage associated primarily with our revenue cycle management solutions.

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

This increase is primarily related to increased product development activity in our payer and provider services segments and the inclusion of the product development infrastructure related to the eRx acquisition.

Sales, Marketing, General and Administrative Expense (Excluding Corporate Expense)

Our total sales, marketing, general and administrative expense (excluding corporate expense) was $65.4 million for 2009 as compared to $57.0 million for 2008, an increase of approximately $8.4 million, or 14.7%.

Our sales, marketing, general and administrative expense for our payer services segment was $25.8 million for 2009 as compared to $23.3 million for 2008, an increase of approximately $2.5 million, or 10.8%. Sales, marketing, general and administrative expense for our payer services segment includes approximately $4.0 million and $0.8 million related to equity-based compensation for 2009 and 2008, respectively. Excluding this equity-based compensation, payer services sales, marketing, general and administrative expense was $21.8 million for 2009 as compared to $22.5 million for 2008, a decrease of approximately $0.7 million, or 3%. This decrease was primarily due to the absence in 2009 of severance costs and compensation related to 2008 efficiency measures.

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

Our sales, marketing, general and administrative expense for our pharmacy services segment was approximately $8.0 million for 2009 as compared to $3.9 million for 2008, an increase of approximately $4.2 million, or 108.3%. Sales, marketing, general and administrative expense for our pharmacy services segment includes approximately $0.5 million and $0.0 million related to equity-based compensation for 2009 and 2008, respectively. Excluding this equity-based compensation, pharmacy services sales, marketing, general and administrative expense was $7.5 million for 2009 as compared to $3.8 million for 2008, an increase of approximately $3.7 million, or 95.9%. This increase is primarily related to the inclusion of the infrastructure related to the eRx acquisition.

Corporate Expense

Our corporate expense was $50.0 million for 2009 as compared to $37.3 million for 2008, an increase of approximately $12.7 million, or 34.0%. Corporate expense includes approximately $9.1 million and $2.0 million related to equity-based compensation for 2009 and 2008, respectively. Excluding this equity-based compensation, corporate expense was $40.9 million for 2009 as compared to $35.3 million for 2008, an increase of approximately $5.5 million, or 15.7%. The increase in 2009 was primarily due to (i) incremental costs associated with the infrastructure required to operate as a public company, such as increased directors and officers insurance costs, increased compliance costs and additional finance, legal and other personnel costs, (ii) expenses associated with the IPO and (iii) increased costs of additional corporate functions, including business development and public relations, not present for the entire year during 2008.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $105.3 million for 2009 as compared to $97.9 million for 2008, an increase of approximately $7.5 million, or 7.6%. This increase was primarily due to depreciation of property and equipment placed in service during 2009, additional depreciation and amortization expense related to acquisition method adjustments associated with the 2008 Transaction and the 2008 and 2009 acquisitions, as well as amortization of additional rights to specified uses of our data acquired in 2009.

Interest Income

Our interest income was $0.1 million for 2009 as compared to $1.0 million for 2008, a decrease of approximately $0.9 million. While our interest-bearing cash and cash equivalent balances increased in 2009, this increase was more than offset by the effect of a reduction in the market interest rates available to us during 2009.

Interest Expense

Our interest expense was $70.2 million for 2009 as compared to $71.7 million for 2008, a decrease of approximately $1.5 million, or 2.1%. This decrease is primarily due to a scheduled decrease in the notional amount of our interest rate swap of $171.7 million as of December 31, 2008, offset by a difference in the periods for which our interest rate swap was designated as a hedge for accounting purposes. The decrease in the notional amount of our interest rate swap agreement caused interest expense to decline because less of our debt was subject to the higher fixed rate of the interest rate swap agreement during 2009 as compared to 2008.

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

Income Taxes

Our income tax expense was $17.3 million (an effective rate of 55.3%) for 2009 as compared to $8.6 million (an effective rate of 41.8%) for 2008, an increase of approximately $8.7 million, or 101.9%. Differences between the federal statutory rate and these effective income tax rates principally relate to the change in our book basis versus tax basis in our investment in EBS Master, changes in our valuation allowances, the effect of income allocated to noncontrolling interest, state income tax rate changes and the impact of other permanent differences relative to pretax income.

Liquidity and Capital Resources

General

We are a holding company with no material business operations. Our principal asset is the equity interests we own in EBS Master. We conduct all of our business operations through the direct and indirect subsidiaries of EBS Master. Accordingly, our only material sources of cash are borrowings under our credit agreement and dividends or other distributions or payments that are derived from earnings and cash flow generated by the subsidiaries of EBS Master.

We have financed our operations primarily through cash provided by operating activities, private sales of EBS Units to the Principal Equityholders, borrowings under our credit agreements and the IPO. As of December 31, 2010, we had cash and cash equivalents of $99.2 million. We believe that our existing cash on hand, cash generated from operating activities and available borrowings under our revolving credit agreement ($46.8 million as of December 31, 2010) will be sufficient to service our existing debt, finance internal growth, fund capital expenditures and fund small to mid-size acquisitions.

Our cash balances in the future may be reduced if we expend our cash on capital expenditures, future acquisitions or elect to make optional prepayments under our credit agreements. In addition, if any of the lenders participating in our revolving credit agreement become insolvent, it may make it more difficult for us to borrow under our revolving credit agreement, which could adversely affect our liquidity. Credit market instability also may make it more difficult for us to obtain additional financing or refinance our existing credit facilities in the future on acceptable terms, or at all. If we were unable to obtain such additional financing when needed or were unable to refinance our credit facilities, our financial condition and results of operations could be materially and adversely affected.

Cash Flows

Operating Activities

Cash provided by operating activities for 2010 was $171.8 million as compared to $162.8 million for 2009. This $9.0 million increase is related primarily to business growth and the year end timing of collections and disbursements. Cash provided by operating activities for 2009 was $162.8 million as compared to $83.3 million for 2008. This $79.4 million increase is related primarily to business growth, reduced interest payments and year end timing of collections and disbursements.

Cash provided by operating activities can be significantly impacted by our non-cash working capital assets and liabilities, which may vary based on the timing of cash receipts that fluctuate by day of week and/or month and also may be impacted by cash management decisions. For example, the timing of our cash disbursements during the fourth quarter of 2008 affected the amounts of our prepaid expenses, accounts payable and accrued expenses at December 31, 2008 and the cash provided by operating activities during 2009.

Investing Activities

Cash used in investing activities for 2010 was $334.5 million as compared to $123.2 million for 2009. Cash used in investing activities for 2010 and 2009 includes cash paid for acquisitions of $251.5 million and $76.3 million, respectively, and capital expenditures of $80.0 million and $48.3 million, respectively. Our capital expenditures increased during 2010 primarily due to our investment in a new data center in Nashville, Tennessee and equipment upgrades in our patient statements business, product development projects and costs associated with system upgrades related to HIPAA Version 5010 and other regulatory requirements.

Cash used in investing activities for 2009 was $123.2 million as compared to $355.3 million for 2008. Excluding payments related to the 2008 Transaction totaling $306.3 million and acquisitions totaling approximately $76.3 million and $21.1 million for 2009 and 2008, respectively, cash used in investing activities of $47.0 million for 2009 and $28.0 million for 2008 was primarily related to capital expenditures. Our capital expenditures increased in 2009 primarily due to the timing and extent of efficiency measures and product development projects.

Financing Activities

Cash provided by financing activities for 2010 was $49.8 million as compared to $101.0 million for 2009. During 2010, we borrowed approximately $97.4 million (net of borrowing costs and discount) which we used to partially finance the CEA acquisition, retired debt assumed in the CEA acquisition of approximately $35.2 million and made regularly scheduled principal payments related to our existing debt obligations. During 2009, we received net proceeds of approximately $148.0 million from the IPO and, in addition to scheduled principal payments, also paid amounts previously borrowed under our revolving credit facility and made an optional principal payment under our first lien credit agreement.

Cash provided by financing activities for 2009 was $101.0 million as compared to $309.7 million for 2008. Excluding items related to the 2008 Transaction of $307.6 million in 2008 and proceeds from the IPO of $148.0 million in 2009, cash used in financing activities was $47.0 million for 2009 as compared to cash provided by financing activities of $2.1 million for 2008. The remaining change in cash used in financing activities for 2009 was primarily attributable to repurchases of our Class A common stock and EBS Units in connection with the IPO and scheduled and optional payments on our revolver and first lien credit agreements.

Credit Facilities

In November 2006, our subsidiary, EBS LLC, entered into the first lien credit agreement, which we refer to as the “First Lien Credit Agreement,” and the second lien credit agreement, which we refer to as the

“Second Lien Credit Agreement”, each as amended from time to time. Together, we refer to the First Lien Credit Agreement and the Second Lien Credit Agreement as the “Credit Agreements.” The original term loan borrowings under the First Lien Credit Agreement provided us $805.0 million of total available financing, consisting of a secured $755.0 million term loan facility and a secured $50.0 million revolving credit facility. In October 2010, EBS LLC borrowed an additional $100.0 million pursuant to an incremental term loan facility under an amendment to the First Lien Credit Agreement.

The revolving credit facility provides for the issuance of standby letters of credit, in an aggregate face amount at any time not in excess of $12.0 million. The issuance of standby letters of credit reduces the available capacity under our revolving credit facility. In addition, under the terms of the First Lien Credit Agreement, we can borrow up to an additional $100.0 million in additional incremental term loans and increase the available capacity under the revolving credit facility by $25.0 million, provided that the aggregate amount of such increases may not exceed $100.0 million. There were no borrowings on our revolving credit facility as of December 31, 2010.

The original term loan borrowings outstanding under the First Lien Credit Agreement amounted to $678.8 million as of December 31, 2010, and currently bear interest, at our option, at either an adjusted LIBOR rate plus 2.00% or the lenders’ alternate base rate plus 1.00%, or a combination of the two. In addition, under the October 2010 $100.0 million incremental term loan facility, we are required to pay interest, at our option, at either an adjusted LIBOR rate plus 3.00% (subject to a LIBOR floor of 1.50%) or the lenders’ alternate base rate plus 2.00% (subject to an alternate base rate floor of 2.50%). Other than the interest rate, the incremental term loans are on substantially the same terms as the Company’s original term loans incurred under the First Lien Credit Agreement. Not including optional prepayments, we are generally required to make quarterly principal payments through 2013 of approximately $1.8 million and $0.3 million on the original and additional $100.0 million incremental term loan facilities, respectively, under the First Lien Credit Agreement.

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

Our Second Lien Credit Agreement is a term loan facility with an aggregate principal amount of $170.0 million, which was the amount outstanding as of December 31, 2010. Borrowings outstanding under the Second Lien Credit Agreement currently bear interest, at our option, at either an adjusted LIBOR rate plus 5.00% or the lenders’ alternate base rate plus 4.00%, or a combination of the two. Although we are permitted to prepay the loans under our Second Lien Credit Agreement at any time, the terms of our First Lien Credit Agreement restrict our ability to make such prepayments to the amount of previous years’ retained excess cash flow (as defined under the Credit Agreements) and only if our total leverage ratio is 4.0:1 or better.

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

As of December 31, 2010, total borrowings outstanding under the Credit Agreements amounted to $948.6 million (before unamortized debt discount of $42.6 million primarily related to the adjustment of our long-term debt to fair value in connection with the 2008 Transaction). Under the revolving portion of our First Lien Credit Agreement, net of $3.1 million of outstanding but undrawn letters of credit issued, we had $46.8 million in available borrowing capacity at December 31, 2010.

During 2010, the weighted average cash interest rate of our borrowings under our Credit Agreements (including the net cash payments under our interest rate swap) was approximately 4.9%. Approximately $352.8 million of our weighted average debt outstanding during 2010 was subject to a fixed interest rate component of 4.94% under our interest rate swap agreement.

Covenants

The Credit Agreements require us to satisfy specified financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as set forth in the Credit Agreements.

The interest coverage ratio is calculated as the ratio of earnings before interest, taxes, depreciation, amortization and certain other items that are non-recurring, non-cash or unusual in nature (defined as “Consolidated EBITDA” in the Credit Agreements) to cash interest expense (i.e., interest expense less amortization of discount or premium and loan costs). The minimum interest coverage ratio permitted was 2.85:1.0 at December 31, 2010 and increases at varying intervals over time until October 1, 2011, at which time it is fixed at 3.5:1.0. At December 31, 2010, we estimate our interest coverage ratio as defined under the Credit Agreements was approximately 6.2 to 1.0.

The total leverage ratio is calculated as the ratio of net debt (i.e., total debt less excess cash as defined in the Credit Agreements) to Consolidated EBITDA. The maximum total leverage ratio permitted was 3.75:1.0 at December 31, 2010 and declines at varying intervals over time until October 1, 2011, at which time it is fixed at 3.0:1.0. At December 31, 2010, we estimate our total leverage ratio was approximately 3.2 to 1.0 which, under the terms of the Credit Agreements, reflected only $35.0 million of the cash on our balance sheet at December 31, 2010 as a reduction of our debt.

The Credit Agreements also limit us with respect to amounts we may spend on capital expenditures. As defined in the Credit Agreements, capital expenditures exclude certain items such as the expenditures made with the retained portion of excess cash flow, replacement of property and equipment, additions funded with equity offering proceeds and additions funded with proceeds of asset sales. The limitation varies based on certain base capital expenditure levels included in the Credit Agreements and the amount of unused capital expenditures from the previous calendar year, if any, as well as allowable amounts from future year expenditure limits. For the year ending December 31, 2011, our capital expenditures (as defined under the Credit Agreements) are limited to approximately $62.0 million including allowable amounts from 2012. For the years ending December 31, 2012 and 2013, our capital expenditures are limited to $63.0 million each year, excluding any carryovers from previous years. During 2010, in addition to our normal level of capital expenditures, we incurred approximately $25.0 million to replace our primary data center in Nashville, Tennessee, and we upgraded equipment in our patient statements business. We currently expect capital expenditures for 2011 to be approximately $45.0 million to $50.0 million.

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

As of December 31, 2010, we were in compliance with all of the financial and other covenants under the Credit Agreements.

The Credit Agreements do not contain provisions that would accelerate the maturity date of the loans under the Credit Agreement upon a downgrade in our credit ratings. However, a downgrade in our credit ratings could adversely affect our ability to obtain other capital sources in the future and could increase the cost of our borrowings.

Events of default under the Credit Agreements include non-payment of principal, interest, fees or other amounts when due; violation of certain covenants; failure of any representation or warranty to be true in all material respects when made or deemed made; cross-default and cross-acceleration to indebtedness with an aggregate principal amount in excess of $15.0 million; certain ERISA events; dissolution, insolvency and bankruptcy events; and actual or asserted invalidity of the guarantees or security documents. In addition, a “Change of Control” (as such term is defined in the Credit Agreements) is an event of default under the Credit Agreements. Some of these events of default allow for grace periods and materiality qualifiers.

Commitments and Contingencies

The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of December 31, 2010:

	Payments by Period
	Total	2011	2012-2013	2014-2015	Thereafter
			(In thousands)

Long-term Obligations	$988,873	$12,494	$781,003	$183,798	$11,578
Expected interest(a)	98,272	31,684	59,276	6,428	884
Interest rate swap agreement(b)	10,738	10,738	—	—	—
Tax receivable agreement obligations to related parties(c)	142,279	3,746	24,405	28,025	86,103
Operating lease obligations(d)	52,748	8,373	12,455	10,813	21,107
Contingent consideration obligations(e)	16,298	1,306	14,992	—	—
Purchase obligations and other(f)	8,461	4,877	3,584	—	—

Total contractual obligations(g)	$1,317,669	$73,218	$895,715	$229,064	$119,672

(a)	Expected interest consists of both interest payable under our Credit Agreements and imputed interest payable under our data sublicense agreement. Interest related to our Credit Agreements is based on our interest rates in effect as of December 31, 2010 and assumes that we make no optional or mandatory prepayments of principal prior to maturity of the Credit Agreements. Because the interest rates under our Credit Agreements are variable, actual payments may differ.

(b)	Under our interest rate swap agreement, we receive a three month LIBOR rate and pay a fixed rate of 4.944% on a specified notional amount. The above payments represent the present value of the net amounts we expect to pay in the respective periods based upon the three-month LIBOR yield curve in effect at December 31, 2010.

(c)	Represents amount due based on facts and circumstances existing as of December 31, 2010. The timing and/or amount of the aggregate payments due may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers, future exchanges of EBS Units (and corresponding shares of Class B common stock) into Class A common stock and the portion of payments under the tax receivable agreements constituting imputed interest or amortizable basis.

(d)	Represents amounts due under existing operating leases related to our offices and other facilities.

(e)	Contingent consideration transferred in connection with certain 2010 acquisitions included contingent obligations to make additional payments based on the achievement of certain future financial performance targets. Because the ultimate timing and amount of payments are dependent upon the outcome of future events, the timing and/or amount of these additional payments may vary from this estimate.

(f)	Represents contractual commitments under certain telecommunication and other supply contracts as well as other obligations. Where our purchase commitments are cumulative over a period of time, (i.e. no specified annual commitment), the table above assumes such commitments will be fulfilled on a ratable basis over the commitment period.

(g)	Total contractual obligations exclude liabilities for uncertain tax positions of $1,368 due to the high degree of uncertainty regarding the timing of future cash outflows, if any, to the taxing authorities.

See the notes to our consolidated financial statements contained elsewhere in this Annual Report for additional information related to our operating leases and other commitments and contingencies.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements or obligations, other than those related to letters of credit and surety bonds of an insignificant amount.

Recent Accounting Pronouncements

Our recent accounting pronouncements are summarized in Note 2 to our consolidated financial statements beginning on Page F-1 of this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have interest rate risk primarily related to borrowings under the Credit Agreements. The original term loan borrowings under the First Lien Credit Agreement bear interest, at our option, at either an adjusted LIBOR rate plus 2.00% or the lenders’ alternate base rate plus 1.00%, or a combination of the two, and borrowings under the Second Lien Credit Agreement bear interest, at our option, at either an adjusted LIBOR rate plus 5.00% or the lenders’ alternate base rate plus 4.00%, or a combination of the two. As of December 31, 2010, we had outstanding borrowings (before unamortized debt discount of $42.6 million) of $678.8 million pursuant to the original term loans under the First Lien Credit Agreement and $170.0 million under the Second Lien Credit Agreement.

In October 2010, we borrowed an additional $100.0 million under an incremental term loan facility through an amendment to the First Lien Credit Agreement. The incremental term loan facility bears interest at our option at either an adjusted LIBOR rate plus 3.00% (subject to a LIBOR floor of 1.50%) or the lenders’ alternate base rate plus 2.00% (subject to an alternate base rate floor of 2.50%).

We manage our interest rate risk, in part, through the use of an interest rate swap agreement. Effective December 31, 2006, we entered into an interest rate swap to exchange three month LIBOR rates for fixed interest rates, resulting in the payment of an all-in fixed rate of 4.944% on an initial notional amount of $786.3 million which amortizes on a quarterly basis until maturity at December 30, 2011. At December 31, 2010, the notional amount of the interest rate swap was $240.7 million. As a result, as of December 31, 2010, $707.8 million of our total borrowings were effectively subject to a variable interest rate.

A change in interest rates on variable rate debt impacts our pretax earnings and cash flows. Based on our outstanding debt as of December 31, 2010, and assuming that our mix of debt instruments, interest rate swap and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have a pretax impact on our earnings and cash flows of approximately $7.1 million. In addition to the effect of changes in variable rates on the interest we pay, beginning October 1, 2010 (the date we removed the designation of our interest rate swap as a cash flow hedge), our interest expense is also affected by fluctuations in the fair value of our interest rate swap.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate swaps, modify our existing interest rate swap or make changes that may impact our ability to treat our interest rate swap as a cash flow hedge. However, we do not intend or expect to enter into derivative or interest rate swap transactions for speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2010 excludes the businesses acquired by the Company in 2010 (FVTech, HTMS, Chapin and CEA). This scope exception is permissible under applicable SEC guidelines. The businesses acquired in 2010 represented approximately 5% of the Company’s consolidated revenues for the year ended December 31, 2010.

Based on management’s assessment and the COSO criteria, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. That report begins on Page F-2 of this Annual Report and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 10, 2011, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of the Company approved a payment of annual cash bonuses under the Company’s Management Bonus Program (the “Program”) for the year ended December 31, 2010 to the Company’s named executive officers. As previously disclosed, the amount of bonus compensation received under the Program is tied to achievement of performance criteria established annually based both upon the objective performance of the Company and a subjective evaluation of the individual participant’s performance. For 2010, Program bonus payments were based in part upon the Company’s achievement of certain levels of revenue and Adjusted EBITDA targets. Under the objective performance criteria of the Program, the Company achieved certain threshold performance levels but did not achieve full target performance levels for 2010. The Compensation Committee exercised its discretion under the Program in awarding bonuses to all Program participants, including the Company’s named executive officers, after determining that the significant efforts expended by Program participants, the continued advancement of the Company’s strategic objectives and the financial results achieved by the Company in light of the impact of lower healthcare utilization trends affecting the entire healthcare industry merited recognition and reward.

The following table sets forth the bonus that each of the Company’s named executive officers was awarded under the Program and the percentage of such named executive officer’s target bonus under the Program that the award represented:

		Award as a Percentage of
	Amount of Award	Program Target Bonus

George Lazenby, IV	$91,679	30.6%
Chief Executive Officer
Tracy L. Bahl	$73,399	30.6%
Executive Chairman
Bob A. Newport, Jr.	$48,131	30.6%
Chief Financial Officer
J. Philip Hardin	$44,311	30.6%
Executive Vice President-Provider Services
Gregory T. Stevens	$45,839	30.6%
Executive Vice President, General Counsel and Secreatary

The foregoing description of the Program is qualified in its entirely by reference to the Program, a copy of which has been previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 12, 2010.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be presented in our definitive proxy statement for the 2011 Annual Meeting of Stockholders anticipated to be held on May 25, 2011 (the “Proxy Statement”) and is incorporated by reference herein.

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

(a) List of Documents Filed

1. Financial Statements

All financial statements are set forth under “Item 8 — Financial Statements and Supplementary Data” of this Annual Report

2. Financial Statement Schedules

All financial statement schedules required to be filed are set forth under “Item 8 — Financial Statements and Supplementary Data” of this Annual Report

3. Exhibits

The list of exhibits filed as part of this Annual Report is submitted in the Exhibit Index and is incorporated herein by reference.

(b) Exhibits

The list of exhibits filed as part of this Annual Report is submitted in the Exhibit Index and is incorporated herein by reference.

(c) None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
Emdeon Inc.

We have audited Emdeon Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Emdeon Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Future Vision Investment Group L.L.C., Healthcare Technology Management Services Inc., Chapin Revenue Cycle Management, L.L.C. and Chamberlin Edmonds Holdings, Inc., each of which was acquired during 2010, which are included in the 2010 consolidated financial statements of Emdeon Inc. and whose combined revenues constitute 5% of the consolidated revenues of Emdeon Inc. for the year ended December 31, 2010. Our audit of internal control over financial reporting of Emdeon Inc. also did not include the internal control over financial reporting for Future Vision Investment Group L.L.C., Healthcare Technology Management Services Inc., Chapin Revenue Cycle Management, L.L.C. and Chamberlin Edmonds Holdings, Inc.

In our opinion, Emdeon Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emdeon Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
March 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
Emdeon Inc.

We have audited the accompanying consolidated balance sheets of Emdeon Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emdeon Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for business combinations and noncontrolling interests effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emdeon Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 10, 2011

Emdeon Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
	(Amounts in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$99,188	$211,999
Accounts receivable, net of allowance for doubtful accounts of $5,394 and $4,433 at December 31, 2010 and December 31, 2009, respectively	174,191	150,009
Deferred income tax assets	4,911	4,924
Prepaid expenses and other current assets	25,020	16,632

Total current assets	303,310	383,564
Property and equipment, net	231,307	152,091
Goodwill	908,310	703,027
Intangible assets, net	1,035,886	989,280
Other assets, net	9,750	1,451

Total assets	$2,488,563	$2,229,413

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,732	$9,910
Accrued expenses	112,245	72,493
Deferred revenues	12,130	11,140
Current portion of long-term debt	12,494	9,972

Total current liabilities	141,601	103,515
Long-term debt, excluding current portion	933,749	830,710
Deferred income tax liabilities	197,355	145,914
Tax receivable agreement obligations to related parties	138,533	142,044
Other long-term liabilities	22,037	27,361
Commitments and contingencies
Equity:
Preferred stock (par value, $0.00001), 25,000,000 shares authorized and 0 shares issued and outstanding	—	—
Class A common stock (par value, $0.00001), 400,000,000 shares authorized and 91,064,486 and 90,423,941 shares outstanding at December 31, 2010 and December 31, 2009 respectively	1	1
Class B common stock, exchangeable (par value, $0.00001), 52,000,000 shares authorized and 24,689,142 and 24,752,955 shares outstanding at December 31, 2010 and December 31, 2009, respectively	—	—
Additional paid-in capital	738,888	730,941
Contingent consideration	1,955	—
Accumulated other comprehensive loss	(2,569)	(11,198)
Retained earnings	53,250	33,704

Emdeon Inc. equity	791,525	753,448
Noncontrolling interest	263,763	226,421

Total equity	1,055,288	979,869

Total liabilities and equity	$2,488,563	$2,229,413

See accompanying notes.

Emdeon Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands, except share and per share amounts)

Revenue	$1,002,152	$918,448	$853,599
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	612,594	562,867	541,563
Development and engineering	35,515	33,928	28,625
Sales, marketing, general and administrative	111,948	113,701	91,212
Depreciation and amortization	124,721	105,321	97,864
(Gain) loss on abandonment of leased properties	(105)	1,675	3,081

Operating income	117,479	100,956	91,254
Interest income	(14)	(75)	(963)
Interest expense	61,031	70,246	71,717
Other income, net	(9,284)	(519)	—

Income before income tax provision	65,746	31,304	20,500
Income tax provision	32,579	17,301	8,567

Net income	33,167	14,003	11,933
Net income attributable to noncontrolling interest	13,621	4,422	2,702

Net income attributable to Emdeon Inc.	$19,546	$9,581	$9,231

Net income per share Class A common stock:
Basic	$0.22	$0.12	$0.12

Diluted	$0.21	$0.12	$0.12

Weighted average common shares outstanding:
Basic	90,100,070	82,459,169	74,775,039

Diluted	90,832,631	82,525,002	100,000,000

See accompanying notes.

Emdeon Inc.

Consolidated Statements of Equity

								Accumulated
	Class A		Class B		Additional			Other	Non-
	Common Stock		Common Stock		Paid-in	Contingent	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Consideration	Earnings	Income (Loss)	Interest	Equity
	(Amounts in thousands, except share amounts)

Balance at January 1, 2008	52,000,000	$1	48,000,000	$—	$300,550	$—	$14,892	$(14,474)	$—	$300,969
Capital contribution from affiliates of General
Atlantic LLC and Hellman and Friedman LLC
for the purchase of HLTH Corporation’s
48% interest in EBS Master LLC on
February 8, 2008	25,413,610	—	—	—	578,409	—	—	—	—	578,409
Establish noncontrolling interest on February 8, 2008	—	—	22,586,390	—	(210,585)	—	—	5,435	205,150	—
Eliminate HLTH Corporation’s 48% minority
interest on February 8, 2008	—	—	(48,000,000)	—	1,345	—	—	—	—	1,345
Capital contribution from stockholders					1,300					1,300
Distribution to stockholders	—	—	—	—	(317)	—	—	—	—	(317)
Comprehensive income (loss):
Net income	—	—	—	—	—	—	9,231	—	2,702	11,933
Change in the fair value of interest rate swap,
net of taxes	—	—	—	—	—	—	—	(20,705)	(3,240)	(23,945)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(43)	(13)	(56)
Other comprehensive income amortization,
net of taxes	—	—	—	—	—	—	—	6,592	1,923	8,515

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(3,553)

Balance at December 31, 2008	77,413,610	$1	22,586,390	$—	$670,702	$—	$24,123	$(23,195)	$206,522	$878,153
Capital contribution from stockholders	—	—	—	—	203	—	—	—	—	203
Distribution to stockholders					(434)					(434)
Reclassification of liability awards
to equity awards	—	—	—	—	20,548	—	—	—	6,183	26,731
Equity-based compensation expense	—	—	—	—	5,784	—	—	—	1,531	7,315
Purchase of eRx Network L.L.C.	—	—	1,850,000	—	3,504	—	—	318	19,707	23,529
Issuance of Units of EBS Master to members
of management, net of taxes	—	—	2,537,325	—	(11,899)	—	—	394	18,246	6,741
Issuance of Class A common stock to
employees and directors, net of taxes	349,166	—	—	—	1,372	—	—	(18)	(851)	503
Conversion of EBS Master Units held by eRx
to shares of Class A common stock,
net of taxes	1,850,000	—	(1,850,000)	—	21,968	—	—	(376)	(17,443)	4,149
Issuance of Class A shares in connection with
IPO (includes costs paid in 2008)	10,725,000	—	—	—	144,915	—	—	—	—	144,915
Issuance of Units of EBS Master to
Emdeon Inc., net of taxes	—	—	—	—	13,706	—	—	(448)	(21,025)	(7,767)
Repurchase of Class A shares (to satisfy
tax withholding obligation)	(102,305)	—	—	—	(1,780)	—	—	4	190	(1,586)
Repurchase of units of EBS Master issued to
members of management, net of taxes	—	—	(370,760)	—	(1,107)	—	—	(74)	(3,500)	(4,681)
Contribution of data sublicense intangible
to EBS Master	—	—	—	—	(5,872)	—	—	—	9,312	3,440
Tax receivable agreements with related parties,
net of taxes	—	—	—	—	(131,433)	—	—	—	—	(131,433)
Issuance of Class A common stock upon
vesting of Restricted Stock Units	188,470	—	—	—	764	—	—	(6)	(368)	390
Comprehensive income:
Net income	—	—	—	—	—	—	9,581	—	4,422	14,003
Change in the fair value of
interest rate swap, net of taxes	—	—	—	—	—	—	—	6,755	1,933	8,688
Foreign currency translation adjustment	—	—	—	—	—		—	17	8	25
Other comprehensive income amortization,
net of taxes	—	—	—	—	—	—	—	5,431	1,554	6,985

Total comprehensive income										29,701

Balance at December 31, 2009	90,423,941	$1	24,752,955	$—	$730,941	$—	$33,704	$(11,198)	$226,421	$979,869
Equity-based compensation expense	—	—	—	—	14,093	—	—	—	3,628	17,721
Exchange of units of EBS Master to Class A
common stock, net of taxes	36,829	—	(36,829)	—	425	—	—	(4)	(339)	82
Cancellation of Class B common stock,
net of taxes	—	—	(26,984)	—	127	—	—	(2)	(197)	(72)
Issuance of Class A common stock upon
vesting of Restricted Stock Units, net of taxes	213,534	—	—	—	636	—	—	(2)	(472)	162
Issuance of Class A common stock in
connection with acquisitions, net of taxes	361,558	—	—	—	4,369	1,955	—	(7)	720	7,037
Tax receivable agreements with related parties,
net of taxes	—	—	—	—	(50)	—	—	—	—	(50)
Settlement of liability related to IPO	—	—	—	—	100	—	—	—	—	100
Contribution of data sublicense intangible to
EBS Master	—	—	—	—	(856)	—	—	—	1,358	502
Capital contribution to EBS Master	—	—	—	—	(10,777)	—	—	—	17,092	6,315
Transactions with noncontrolling interest	—	—	—	—	(467)	—	—	8	(362)	(821)
Issuance of Class A common stock to ESPP	28,624	—	—	—	347	—	—	—	(65)	282
Comprehensive income:
Net income	—	—	—	—	—	—	19,546	—	13,621	33,167
Changes in the fair value of interest rate swap,
net of taxes	—	—	—	—	—	—	—	4,591	1,250	5,841
Foreign currency translation adjustment	—	—	—	—	—	—	—	66	25	91
Other comprehensive income
amortization, net of taxes	—	—	—	—	—	—	—	3,979	1,083	5,062

Total comprehensive income										44,161

Balance at December 31, 2010	91,064,486	$1	24,689,142	$—	$738,888	$1,955	$53,250	$(2,569)	$263,763	$1,055,288

See accompanying notes.

Emdeon Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Operating activities
Net income	$33,167	$14,003	$11,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,721	105,321	97,864
Equity-based compensation expense	17,721	25,415	4,145
Deferred income tax expense (benefit)	12,236	(1,248)	(4,140)
Amortization of debt discount and issuance costs	12,911	11,947	9,954
Amortization of discontinued cash flow hedge from other comprehensive loss	5,800	7,970	9,745
Change in fair value of interest rate swap (not subject to hedge accounting)	(3,908)	—	(12,714)
(Gain) loss on abandonment of leased properties	(105)	1,675	3,081
Change in contingent consideration	(9,284)	—	—
Other	524	(502)	177
Changes in operating assets and liabilities:
Accounts receivable	(2,429)	(2,571)	(19,409)
Prepaid expenses and other	(12,552)	4,945	(12,049)
Accounts payable	(7,499)	4,731	(9,159)
Accrued expenses, deferred revenue, and other liabilities	451	(9,234)	3,907
Tax receivable agreement obligations to related parties	95	299	—

Net cash provided by operating activities	171,849	162,751	83,335

Investing activities
Purchases of property and equipment	(79,988)	(48,292)	(27,971)
Payments for acquisitions, net of cash acquired	(251,464)	(76,250)	(21,061)
Purchases of Emdeon Business Services, net of cash acquired	—	—	(306,260)
Other	(3,000)	1,300	—

Net cash used in investing activities	(334,452)	(123,242)	(355,292)

Financing activities
Proceeds from issuance of stock	306	147,964	—
Repurchase of Class A common stock	—	(1,586)	—
Repurchase of Units of EBS Master LLC	—	(5,373)	—
Proceeds from incremental term loan	97,982	—	—
Debt principal and sublicense obligation payments	(11,423)	(29,203)	(7,550)
Repayment of assumed debt obligations	(35,254)	(200)	—
Proceeds from revolver	—	—	10,000
Payments on revolver	—	(10,000)	—
Capital contributions from stockholders	—	203	307,615
Other	(1,819)	(793)	(317)

Net cash provided by financing activities	49,792	101,012	309,748

Net (decrease) increase in cash and cash equivalents	(112,811)	140,521	37,791
Cash and cash equivalents at beginning of period	211,999	71,478	33,687

Cash and cash equivalents at end of period	$99,188	$211,999	$71,478

Supplemental disclosures of cash flow information
Cash paid for interest	$42,955	$49,649	$64,752

Cash paid during the period for income taxes	$26,126	$21,087	$14,934

Supplemental disclosures of noncash transactions
Execution of tax receivable agreements:
Additional paid in capital	$—	$141,745	$—

Tax receivable agreement obligations to related parties	$—	$141,745	$—

Acquisition of certain data rights:
Intangible assets	$6,341	$37,606	$—

Current portion of long-term debt	$608	$3,078	$—

Long-term debt	$5,733	$34,528	$—

See accompanying notes.

Emdeon Inc.

Notes to Consolidated Financial Statements
(In Thousands, Except Per Share, Unit and Per Unit Amounts)

1.	Nature of Business and Organization

Nature of Business

Emdeon Inc. (the “Company”), through its subsidiaries and affiliates, is a provider of revenue and payment cycle management and clinical information exchange solutions, connecting payers, providers and patients of the U.S. healthcare system. The Company’s product and service offerings integrate and automate key business and administrative functions for healthcare payers and healthcare providers throughout the patient encounter, including pre-care patient eligibility and benefits verification and enrollment, clinical exchange capabilities, claims management and adjudication, payment integrity, payment distribution, payment posting and denial management, and patient billing and payment processing.

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

In February 2008, WebMD sold its 48% noncontrolling interest in EBS Master to affiliates of General Atlantic and Hellman & Friedman LLC (“H&F”) for $575,000 in cash (the “2008 Transaction”). As a result, following the 2008 Transaction, EBS Master was owned by affiliates of General Atlantic (including EBS Acquisition) and H&F.

In September 2008, EBS Acquisition was converted into a Delaware corporation and its name was changed to Emdeon Inc.

Reorganization

In August 2009, the Company completed a restructuring (collectively, the “reorganization transactions”) in anticipation of completing an initial public offering.

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

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In August 2009, the Company completed its initial public offering of Class A common stock (the “IPO”).

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all subsidiaries and entities that are controlled by the Company. The results of operations for companies acquired are included in the consolidated financial statements from the effective date of acquisition. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Noncontrolling Interest

Noncontrolling interest represents the noncontrolling stockholders’ proportionate share of equity and net income of EBS Master.

Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors and various other assumptions that the Company believes are necessary to consider in order to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses and disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in the reported results of operations; and if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Estimates and assumptions by management affect: the allowance for doubtful accounts; the fair value assigned to assets acquired and liabilities assumed in business combinations; contingent consideration; the carrying value of long-lived assets (including goodwill and intangible assets); the amortization period of long-lived assets (excluding goodwill); the carrying value, capitalization and amortization of software development costs; the provision and benefit for income taxes and related deferred tax accounts; certain accrued expenses; revenue recognition; contingencies; and the value attributed to equity-based awards.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The fair value of the consideration transferred, assets, liabilities and noncontrolling interests is estimated based on one or a combination of income, costs or market approaches as determined based on the nature of the asset or liability and the level of inputs available to the Company (i.e. quoted prices in an active market, other observable inputs or unobservable inputs). To the extent that the Company’s initial accounting for a business combination is incomplete at the end of a reporting period, provisional amounts are reported for those items which are incomplete. The Company retroactively adjusts such provisional amounts as of the acquisition date once new information is received about facts and circumstances that existed as of the acquisition date.

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

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The useful lives are generally as follows:

Computer equipment	3 - 5 years
Production equipment	5 - 7 years
Office equipment, furniture and fixtures	3 - years
Software	3 years
Technology	6 - 10 years
Leasehold improvements	Shorter of useful life or lease term

Expenditures for maintenance, repair and renewals of minor items are expensed as incurred. Expenditures for maintenance, repair and renewals that extend the useful life of an asset are capitalized.

Goodwill and Intangible Assets

Goodwill and intangible assets resulting from the Company’s acquisitions are accounted for using the acquisition method of accounting. Intangible assets with definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets generally as follows:

Customer relationships	9 - 20 years
Tradenames	20 years
Data sublicense agreement	8 years
Non-compete agreements	1 - 5 years
Backlog	1 year

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

Other Assets

Other assets consist primarily of debt issuance costs, a customer sales incentive and a cost method investment. Debt issuance costs are amortized using the effective interest method over the term of the debt. The amortization is included in interest expense in the accompanying consolidated statements of operations.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Equity-Based Compensation

Compensation expense related to the Company’s equity-based awards is generally recognized on a straight-line basis over the requisite service period. For awards subject to vesting based on performance conditions, however, compensation expense is recognized under the accelerated method. The fair value of the equity awards is determined by use of a Black-Scholes model and assumptions as to expected term, expected volatility, expected dividends and the risk free rate.

The Company’s equity-based awards historically were classified as liabilities due to certain repurchase features. The Company remeasured the fair value of these awards at each reporting date. Liability awards were included in other long-term liabilities in the accompanying consolidated balance sheets.

The Company modified the repurchase features of certain of these equity-based awards in June 2009 and all such repurchase features were removed in connection with the IPO in August 2009. Following this modification and the IPO, all such awards are classified within equity in the accompanying consolidated balance sheets.

Revenue Recognition

The Company generates virtually all of its revenue by providing products and services that automate and simplify business and administrative functions for payers, providers and pharmacies, generally on either a per transaction, per document, per communication or per member per month basis or, in some cases, on a monthly flat fee, contingent fee or hourly basis. For certain services, the Company may charge an implementation fee in conjunction with related setup and connection to its network and other systems.

Revenue for transaction-related services, payment services, patient statements and consulting services are recognized as the services are provided. Postage fees related to the Company’s payment services and patient statement volumes are recorded on a gross basis. Implementation fees are amortized to revenue on a straight line basis over the period of performance, which generally varies from one to three years. Revenue for our government eligibility and enrollment and accounts receivable management services generally are recognized at the time that our provider customer receives notice from the payer of a pending payment.

Cash receipts or billings in advance of revenue recognition are recorded as deferred revenues in the accompanying consolidated balance sheets.

The Company excludes sales and use tax from revenue in the accompanying consolidated statements of operations.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

Income Taxes

The Company records deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities, as well as differences relating to the timing of recognition of income and expenses.

Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

The Company recognizes tax benefits for uncertain tax positions at the time the Company concludes that the tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. The benefit, if any, is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, are resolved through negotiation or litigation with the taxing authority or on expiration of the statute of limitations.

Net Income Per Share of Class A Common Stock

Basic net income per share is computed using the weighted-average number of Class A common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of Class A common shares and, if dilutive, potential Class A common shares outstanding during the period.

The computation of the diluted net income per share of Class A common stock assumes the exchange (to the extent dilutive) of the units of EBS Master (and corresponding shares of Class B common stock) held by H&F for shares of Class A common stock. Similarly, for periods following the reorganization transactions, the computation of the diluted net income per share of Class A common stock also assumes the exchange (to the extent dilutive) of the vested units of EBS Master (and corresponding shares of Class B common stock) held by certain members of our senior management team and board of directors for shares of Class A common stock.

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

Recent Accounting Pronouncements

On January 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Business Combinations Topic. This topic expands the definition of a business and a business combination and generally requires the acquiring entity to recognize all of the assets and liabilities of the acquired business, regardless of the percentage ownership acquired, at their fair

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

values. This topic also requires that contingent consideration and certain acquired contingencies be recorded at fair value on the acquisition date and that acquisition costs generally be expensed as incurred. The Company recorded approximately $1,401 and $1,077 of acquisition expenses in the years ended December 31, 2010 and 2009, respectively, that, absent the adoption of this topic, would have been capitalized. Additionally, the Company recognized gains from contingent consideration adjustments of approximately $9,284 during the year ended December 31, 2010. As a result, net income for the year ended December 31, 2010 was increased by $5,318 ($0.04 per diluted Class A common share) and net income for the year ended December 31, 2009 was reduced by approximately $637 ($0.01 per diluted Class A common share).

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

On January 1, 2010, the Company adopted the clarification and additional disclosure provisions of FASB Accounting Standards Update No. 2010-06, an update to FASB ASC Fair Value Measurements and Disclosures Topic. This update clarifies that companies must provide fair value measurement disclosures for each class of assets and liabilities and expands the requirements to include disclosure of amounts and reasons for transfers among different levels within the fair value hierarchy and information within a reconciliation about purchases, sales, issuances and settlements on a gross basis. The adoption of the clarification and additional disclosure provisions of this update had no material impact on the Company’s consolidated financial statements for year ended December 31, 2010. The disclosures required by this update are presented within Note 12 to the consolidated financial statements. The remaining provisions become effective in the fiscal period beginning after December 31, 2010 (January 1, 2011 in the case of the Company). The Company does not expect that the adoption of the remaining provisions of the update will have a material effect on the Company’s disclosures in its consolidated financial statements.

On December 31, 2010, the Company early adopted the clarification and additional disclosure provisions of FASB Accounting Standards Update No. 2010-29, an update to FASB ASC Business Combination Topic. This update, which is applicable to public entities, clarifies that required pro forma financial information should be presented with an assumption that any current period acquisition occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the update expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of the clarification and additional disclosure provisions of this update had no material impact on the Company’s consolidated financial statements for year ended December 31, 2010. The disclosures required by this update are presented within Note 4 to the consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, an update to FASB ASC Revenue Recognition Topic, which amends existing accounting standards for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, the update establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor-specific objective evidence nor third-party evidence is available for that deliverable. The update is to be applied prospectively for revenue arrangements entered into or materially modified after January 1, 2011 in the case of the Company. The Company does not expect that the adoption of the update will have a material effect on the Company’s consolidated financial statements.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Concentration of Credit Risk

The Company’s revenue is primarily generated in the United States. Changes in economic conditions, government regulations or demographic trends, among other matters, in the United States could adversely affect the Company’s revenue and results of operations.

The Company maintains its cash and cash equivalent balances in either insured depository accounts or money market mutual funds. The money market mutual funds are limited to investments in low-risk securities such as United States or government agency obligations, or repurchase agreements secured by such securities.

4.	Business Combinations

2008 Acquisitions

2008 Transaction

In February 2008, WebMD sold its 48% noncontrolling interest in EBS Master to affiliates of General Atlantic and H&F for $575,000 in cash. The affiliates of General Atlantic and H&F were deemed to be a collaborative group under EITF Topic No. D-97, Push Down Accounting, and the 48% step up in the basis of the net assets of EBS Master recorded at the General Atlantic and H&F acquirer level was pushed down to the Company’s financial statements in accordance with Staff Accounting Bulletin No. 54, Application of “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase, and replaced the historical basis held by WebMD.

Transaction costs of $3,409 were incurred in the 2008 Transaction. All of the goodwill attributable to the 2008 Transaction is deductible for tax purposes.

Patient Statements Acquisition

In September 2008, the Company acquired the assets comprising the patient statement business operated by GE Healthcare. The Company paid $16,677 in cash at closing, and incurred $391 of additional transaction-related costs. The results of operations of this business are included in the consolidated financial statements of the Company for all periods subsequent to September 26, 2008.

All of the goodwill attributable to this acquisition is deductible for tax purposes.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date for each 2008 acquisition.

		Patient
	2008	Statements
	Transaction	Acquisition

Current assets	$88,074	$2,358
Property and equipment	60,705	408
Other assets	266	—
Identifiable intangible assets:
Customer contracts	571,732	11,730
Tradename	81,888	—
Non-compete agreements	6,869	—
Goodwill	298,592	2,862
Current liabilities	(46,690)	(290)
Long-term debt	(356,587)	—
Deferred tax liability	(113,213)	—
Long-term liabilities	(13,227)	—

Total transaction/purchase price	$578,409	$17,068
Cash paid by H&F	(272,149)	—

Cash paid by Emdeon Inc. & subsidiaries	$306,260	$17,068

2009 Acquisitions

Sentinel Group Acquisition

In June 2009, the Company acquired substantially all of the assets of The Sentinel Group, a provider of payment integrity solutions, from Trustmark Mutual Holding Company, for $3,067 in cash.

eRx Acquisition

In July 2009, the Company acquired all of the voting equity interests of eRx Network, L.L.C. (“eRx”), a provider of electronic pharmacy healthcare solutions. The Company valued the total consideration transferred for the eRx acquisition at $100,707, which consisted of: $74,575 in cash, 1,850,000 EBS Master Units valued at $13.92 per unit or $25,754 in the aggregate, and a working capital settlement of $378.

As of the acquisition date, eRx had gross contractual accounts receivable of $4,096, of which $31 was not expected to be collected.

All of the goodwill recorded in the eRx acquisition was assigned to the Company’s pharmacy services segment. The goodwill recognized is attributable to expected synergies and the assembled workforce of eRx. All of the goodwill recorded is deductible for income tax purposes.

As a result of the integration of the operations of eRx into the Company’s existing pharmacy services segment operations, disclosure of revenue and earnings of eRx included in the accompanying statements of operations since the acquisition date is not practical.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date related to the eRx acquisition:

eRx
Acquisition

Cash	$2,889
Accounts receivable	4,045
Other current assets	750
Property and equipment	7,017
Other assets	41
Identifiable intangible assets:
Customer contracts (20-year weighted average useful life)	28,130
Tradename (20-year weighted average useful life)	9,660
Non-compete agreements (5-year weighted average useful life)	320
Goodwill	53,653
Accounts payable	(1,304)
Accrued expenses	(4,281)
Current maturities of long-term debt	(200)

Net assets acquired	100,720
Noncontrolling interest	(13)

Total consideration transferred	$100,707

Acquisition costs reflected within sales, marketing, general and administrative expenses	$219

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

The Company has valued the total consideration transferred at $34,158, which consisted of: $20,005 cash at closing, estimated contingent consideration of $13,850 and a working capital settlement of $303. The contingent consideration arrangement requires the Company to pay additional consideration ranging from $0 to $40,000 based upon the financial performance of the acquired business for the two and three year periods following the acquisition. The Company valued the contingent consideration at the acquisition date, using a probability-weighted discounted cash flow model, at $13,850. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in applying the income approach were as follows: 11.6% discount rate and a FVTech performance measure during the earnout period of between approximately $1,500 and $27,000. Through December 31, 2010, the Company has lowered its range of the FVTech performance measure during the earnout period which, combined with the reduced impact of discounting, resulted in a net increase to pretax income of $6,680 during 2010.

As of the acquisition date, FVTech had gross contractual accounts receivable of $1,774, of which approximately $38 was not expected to be collected.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company has preliminarily valued the total consideration transferred at $18,743, which consisted of: $7,841 in cash and 152,532 shares of Class A common stock (fair value of $2,263) paid at closing, estimated contingent consideration of $8,230 and an estimated working capital settlement of $409. The contingent consideration arrangement requires the Company to pay, to the extent a financial performance target is achieved, additional specified amounts in cash related to each of the calendar years 2010, 2011 and 2012. The Company valued the contingent consideration at the acquisition date, using a probability-weighted discounted cash flow model, at $8,230. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in applying the income approach at the acquisition date were as follows: 20.5% discount rate and a probability of achieving the specified financial target of 80%, 90%, and 90% for each of the calendar years 2010, 2011 and 2012, respectively. The 2010 performance target was not achieved and the Company has lowered the probability of HTMS achieving the 2011 financial performance target. This failure to achieve the 2010 performance target and the change in probability related to the 2011 financial performance target, combined with the reduced impact of discounting, resulted in a net increase to pretax income of $1,480 for the year ended December 31, 2010.

As of the acquisition date, HTMS had gross contractual accounts receivable of $3,286, of which approximately $16 was not expected to be collected.

The goodwill recorded in the HTMS acquisition was assigned to the Company’s payer services segment. The goodwill recognized is attributable to expected synergies and the assembled workforce of HTMS. The Company expects that approximately $9,100 of goodwill attributable to the HTMS acquisition will be deductible for income tax purposes.

Chapin Revenue Cycle Management, LLC

On June 21, 2010, the Company acquired all of the equity interests of Chapin Revenue Cycle Management, LLC (“Chapin”), a technology-enabled provider of accounts receivable denial and recovery services.

The Company has preliminarily valued the total consideration transferred at $22,933, which consisted of: $16,096 in cash and 209,026 shares of Emdeon Inc. Class A common stock (fair value of $2,554) paid at closing, estimated contingent consideration of $3,885 and an estimated working capital settlement of $398. The contingent consideration arrangement requires the Company to issue, to the extent that certain financial performance targets are achieved, a maximum of 627,080 additional shares of Class A common stock to the former owners of Chapin. These shares are generally issuable in installments in each of the three years following the acquisition, to the extent that the specified financial performance measures are achieved with respect to those years. The Company valued the contingent consideration at the acquisition date at $3,885 (including $1,955 classified within equity). This value was estimated as the product of a probability-weighted number of shares to be issued and the fair value of the Class A common stock at the acquisition date, as reduced by a discount for lack of marketability. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The key assumptions in estimating this

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

fair value were as follows: closing price of the Class A common stock on the acquisition date of $13.28, discount for lack of marketability of 8% and a probability of achieving the specified financial performance targets of between 20% and 70%. The 2010 performance target was not achieved. This failure to achieve the 2010 performance target resulted in a net increase to pretax income of $1,134 for the year ended December 31, 2010.

As of the acquisition date, Chapin had gross contractual accounts receivable of $1,720, of which $398 was not expected to be collected.

The goodwill recorded in the Chapin acquisition was assigned to the Company’s provider services segment. The goodwill recognized is attributable to expected synergies and the assembled workforce of Chapin. The Company expects that approximately $17,400 of goodwill attributable to the Chapin acquisition will be deductible for tax purposes.

CEA Acquisition

On October 1, 2010, the Company acquired all of the equity interests of Chamberlin Edmonds Holdings Inc. and Chamberlin Edmonds & Associates, Inc. (collectively, “CEA”), a technology-enabled provider of government program eligibility and enrollment services. The acquisition will allow the Company to use CEA’s technology-enabled services to assist providers in lowering their incidence of uncompensated care and bad-debt expense and increasing overall cash flow. Under the terms of the merger agreement, the purchase price was $260,000 in cash, which consisted of: payments of $209,520 to former stockholders of CEA, payment of $44,502 in satisfaction of CEA’s debt and transaction related obligations and other transaction related adjustments benefitting the Company of $5,978.

The Company has preliminarily valued the total consideration transferred at $210,499, which consisted of: cash paid at closing of $209,520, estimated contingent consideration of $894 and a working capital settlement of $85. The valuation of the consideration transferred is subject to change once pre-acquisition period tax returns are completed.

As of the acquisition date, CEA had gross contractual accounts receivable of $15,873, of which $1,461 was not expected to be collected.

The goodwill recorded in the CEA acquisition was assigned to the Company’s provider services segment. The goodwill recognized is attributable to expected synergies and the assembled workforce of CEA. The Company expects none of the goodwill attributable to the CEA acquisition will be deductible for tax purposes.

Revenue and pretax earnings of CEA included in the accompanying statements of operations since the acquisition date approximated $23,800 and $4,700, respectively.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date for each 2010 acquisition. The preliminary values of the assets acquired and liabilities assumed for HTMS, Chapin and CEA are subject to change based on the outcome of a working capital

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

settlement. Additionally, the preliminary values of the assets acquired and liabilities assumed for CEA are subject to change based on the completion of pre-acquisition tax returns.

	FVTech	HTMS	Chapin	CEA

Cash	$372	$1,029	$62	$533
Accounts receivable	1,736	3,270	1,322	14,412
Prepaid expenses and other current assets	35	—	46	1,870
Property and equipment	18,423	—	3,065	26,371
Other assets	29	—	12	91
Identifiable intangible assets:
Tradename (2-5 year weighted average useful lives)	160	190	50	3,570
Noncompetition agreements (5-year weighted average useful lives)	—	3,150	3,350	1,560
Customer contracts (9-16 year weighted average useful lives)	560	—	4,640	77,710
Backlog (1-year weighted average useful life)	—	1,630	—	16,820
Goodwill	14,038	12,414	10,895	167,684
Accounts payable	(338)	(1,786)	(146)	(4,198)
Accrued expenses	(550)	(1,050)	(363)	(13,744)
Current maturities of long-term debt	—	(104)	—	(2,850)
Long-term debt	—	—	—	(32,300)
Deferred income tax liabilities	—	—	—	(46,198)
Other long-term liabilities	(307)	—	—	(832)

Total consideration transferred	$34,158	$18,743	$22,933	$210,499

Acquisition costs reflected within sales, marketing, general and administrative expenses in the year ended December 31, 2010	$143	$184	$246	$758

Other Information

The following represents the unaudited pro forma results of consolidated operations as if the CEA acquisition had been included in the operating results beginning January 1, 2009, the eRx Acquisition had been included in the operating results beginning January 1, 2008 and the 2008 Transaction had been included in the operating results beginning January 1, 2007.

	Pro Forma Year Ended December 31,
	2010	2009	2008

Revenues	$1,072,889	$1,013,580	$880,686

Net income (loss) attributable to Emdeon Inc.	$21,275	$2,417	$6,761

The supplemental pro forma earnings for the years ended December 31, 2010 and 2009 were adjusted to exclude acquisition related costs of $758 and $218, respectively, and non-recurring fees included in the historical CEA operating results of $5,375 related to professional and other transaction related fees paid at closing.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Inventory

Inventory was $2,065 and $1,748 as of December 31, 2010 and 2009, respectively, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

6.	Property and Equipment

Property and equipment as of December 31, 2010 and 2009, consists of the following:

	2010	2009

Computer equipment	$62,239	$45,984
Production equipment	27,216	18,032
Office equipment, furniture and fixtures	18,975	9,438
Software	87,727	54,340
Technology	145,888	104,205
Leasehold improvements	24,278	11,537
Construction in process	23,963	26,339

	390,286	269,875
Less accumulated depreciation	(158,979)	(117,784)

Property and equipment, net	$231,307	$152,091

Depreciation expense was $51,596 , $42,231 and $40,865 for the years ended December 31, 2010, 2009 and 2008, respectively.

7.	Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009:

	Payer	Provider	Pharmacy	Total

Balance at December 31, 2008	$300,909	$315,865	$30,077	$646,851
Acquisitions	2,691	—	53,653	56,344
Other	50	(218)	—	(168)

Balance at December 31, 2009	303,650	315,647	83,730	703,027
Acquisitions	18,451	186,580	—	205,031
Other	—	—	252	252

Balance at December 31, 2010	$322,101	$502,227	$83,982	$908,310

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

Intangible assets subject to amortization as of December 31, 2010 consist of the following:

		Gross
	Weighted Average	Carrying	Accumulated
	Remaining Life	Amount	Amortization	Net

Customer relationships	14.9	$1,048,433	$(176,634)	$871,799
Trade names	15.1	121,518	(20,553)	100,965
Data sublicense agreement	7.1	49,600	(7,040)	42,560
Non-compete agreements	4.2	19,556	(11,981)	7,575
Backlog	0.7	18,450	(5,463)	12,987

Total		$1,257,557	$(221,671)	$1,035,886

Amortization expense was $73,125 , $63,090 and $56,999 for the years ended December 31, 2010, 2009 and 2008, respectively. Aggregate future amortization expense for intangible assets is estimated to be:

2011	$86,009
2012	73,004
2013	72,792
2014	72,519
2015	70,899
Thereafter	660,663

$1,035,886

8.	Debt Issuance Costs

The Company capitalized $1,695 of costs in connection with the original issuance of long-term debt on November 16, 2006 and an aggregate of $1,140 in connection with amendments of this long-term debt in 2007 and 2010.

As of December 31, 2010 and 2009, the total unamortized debt issuance costs were $1,204 and $826, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	Accrued Expenses

Accrued expenses as of December 31, 2010 and 2009 consist of the following:

	2010	2009

Customer deposits	$26,840	$26,357
Accrued compensation	15,530	14,698
Accrued interest rate swap agreement	10,738	—
Accrued insurance	2,003	2,040
Accrued rebates	5,394	5,214
Accrued outside services	7,698	3,526
Accrued telecommunications	2,677	2,783
Accrued income tax receivable agreement obligations to related parties	3,746	—
Accrued income, sales and other taxes	2,578	2,078
Pass-through payments	9,218	544
Accrued liabilities for purchases of property and equipment	6,497	3,057
Other accrued liabilities	19,326	12,196

	$112,245	$72,493

10.	Long-Term Debt

Long-term debt consisted of the following:

	December 31,	December 31,
	2010	2009

Credit Facilities $755 million
First Lien Term Loan facility, expiring on November 16, 2013, bearing interest at a variable base rate (LIBOR) plus a spread rate (total rate 2.27% and 2.26%) and net of unamortized discount of $28,628 and $38,105 at December 31, 2010 and December 31, 2009, respectively (effective interest rate of 3.92% at December 31, 2010)	650,172	648,245
$170 million Second Lien Term Loan facility, expiring on May 16, 2014, bearing interest at a variable base rate (LIBOR) plus a spread rate (total rate 5.27% and 5.26%) and net of unamortized discount of $12,136 and $15,169 at December 31, 2010 and December 31, 2009, respectively (effective interest rate of 7.86% at December 31, 2010)	157,864	154,831
$100 million Incremental Borrowing on First Lien Term Loan facility, expiring on November 16, 2013, bearing interest at a variable base rate (LIBOR), subject to a floor, plus a spread rate (total rate 4.5%) and net of unamortized discount of $1,866 at December 31, 2010 (effective interest rate of 5.44% at December 31, 2010)	97,884	—
Obligation under data sublicense agreement	40,323	37,606
Less current portion	(12,494)	(9,972)

Long-term debt	$933,749	$830,710

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

In November 2006, EBS LLC entered into two credit agreements with several lenders that provided a $755,000 term loan (“First Lien Term Loan”), a $50,000 revolving credit agreement (“Revolver”) and a $170,000 term loan (“Second Lien Term Loan”). In October 2010, EBS LLC borrowed an additional $100,000 under an incremental term loan facility (“Incremental Term Loan”) through an amendment to the credit agreement governing the First Lien Term Loan.

In connection with these credit agreements, EBS LLC has paid total fees of approximately $19,900 to the lenders, of which the unamortized portion is classified as a reduction of the carrying value of the credit agreements in each period. Additionally, in connection with the 2008 Transaction, 48% of the carrying value of these credit agreements was adjusted to fair value which resulted in a discount of $66,395, the unamortized portion of which has similarly been classified as a reduction of the carrying value of the credit agreements.

The Revolver expires November 2012 and provides for revolving loans not to exceed $50,000, of which $12,000 may be used for letters of credit in support of payment obligations of the Company. As of December 31, 2010, the Company had no borrowings outstanding, undrawn letters of credit totaling $3,125 and $46,875 available for future borrowings under the Revolver. The Company pays a quarterly commitment fee on the unused portion of the Revolver that fluctuates, based upon certain leverage ratios, between 0.375% and 0.5% per annum. Commitment fees on the Revolver were $174 for the year ended December 31, 2010.

The First Lien Term Loan and Incremental Term Loan are each payable in quarterly principal installments of approximately $1,800 and $250, respectively, plus accrued interest, through September 2013, with a balloon payment of the remaining principal amount outstanding due upon maturity in November 2013. These installment payments are subject to adjustment based upon optional and mandatory prepayment activity. Mandatory prepayments of principal related to excess cash flow, as defined, and other circumstances are also required.

The Second Lien Term Loan is subordinate to the First Lien Term Loan and matures in May 2014.

The credit agreements require EBS LLC to maintain certain financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio. The credit agreements also impose restrictions related to capital expenditures, investments, additional debt or liens, asset sales, transactions with affiliates and equity interests, among other items. Additionally, the credit agreements include restrictions on the payment of dividends or distributions (other than to fund income tax liabilities) to or advances or loans to parties that are not party to the credit agreements. In the case of dividends, the credit agreements generally limit payments to non-loan parties (including the Company) with such limitations increasing based on achievement of certain leverage ratios. Transactions with affiliates are limited to those which are approved by a majority of the non-interested members of the EBS LLC board of directors and whose terms are no less favorable than those available to an unrelated person. Substantially all of the Company’s net assets are subject to the restrictions of these credit agreements. EBS LLC believes it was in compliance with all debt covenants at December 31, 2010. This debt is secured by substantially all of the assets of EBS LLC.

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

The Company has recorded amortizable intangible assets with an estimated life of approximately eight years and corresponding obligations at inception of approximately $37,606 (net of the initial required payment of $5,653 at contract execution) and $6,341 for the October 2009 and April 2010 data acquisitions,

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

respectively, based on the present value of the scheduled annual payments through 2018, which totaled $65,000 in the aggregate (of which $52,486 remains payable at December 31, 2010).

The aggregate amounts of maturities under long-term debt arrangements are as follows:

Years Ending December 31,
2011	$12,494
2012	12,962
2013	768,041
2014	176,450
2015	7,348
Thereafter	11,578

$988,873

11.	Interest Rate Swap

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

The following table summarizes the fair value of the Company’s derivative instrument at December 31, 2010 and 2009, respectively:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
	Balance Sheet	December 31,	December 31,
	Location	2010	2009

Derivatives designated as hedging instruments:
Interest rate swap	Accrued expenses	$(10,738)	$—

Interest rate swap	Other long-term liabilities	$—	$(21,337)

Cash Flow Hedging Relationships

In December 2006, the Company entered into an interest rate swap agreement, which matures in December 2011, to reduce the variability of interest payments associated with its total long-term debt. The notional amount of the swap was $240,720 and $355,200 as of December 31, 2010 and 2009, respectively. Changes in the cash flows of the interest rate swap are intended to offset the changes in cash flows attributable to fluctuations in the variable base rates underlying the Company’s long-term debt obligations.

The 2008 Transaction represented a redesignation event. As the Company’s interest rate swap did not meet all the criteria for hedge accounting at that time, changes in the fair value subsequent to the 2008 Transaction but prior to its redesignation as a cash flow hedge on September 30, 2008 were recorded within

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

interest expense during the period from February 8, 2008 to September 30, 2008. In October 2010, the Company removed the designation of its interest rate swap as a cash flow hedge such that subsequent changes in fair value are similarly recorded within interest expense.

The amortization of the amounts reflected in other comprehensive income related to the discontinued cash flow hedges are and continue to be reflected within interest expense in the accompanying consolidated statements of operations. Amortization of amounts included in other comprehensive income related to the discontinued hedges is expected to total $3,830 over the next twelve months.

The effect of the derivative instrument on the accompanying consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, respectively, is summarized in the following table:

	Year Ended December 31,
	2010	2009	2008

Derivatives in Cash Flow Hedging Relationships
Gain/(loss) related to effective portion of derivative recognized in other comprehensive loss	$6,690	$9,908	$(27,381)

Gain/(loss) related to effective portion of derivative reclassified from accumulated other comprehensive loss to interest expense	$(22,309)	$(27,736)	$(19,230)

Derivatives Not Designated as Hedging Instruments
Gain recognized in interest expense	$3,908	$—	$12,714

12.	Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist principally of the Company’s derivative financial instrument and contingent consideration associated with business combinations. The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Quoted in Active		Significant
		Markets for	Significant Other	Unobservable
	Balance at	Identical Assets	Observable Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Interest Rate Swap	$(10,738)	$—	$(10,738)	$—
Contingent Consideration Obligations	(16,046)	—	—	(16,046)

Total	$(26,784)	$—	$(10,738)	$(16,046)

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

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and by its counterparties. However, as of December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents a reconciliation of the fair value of our liabilities that use significant unobservable inputs (Level 3).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Year Ended December 31,
	2010	2009	2008

Balance at beginning of period	$—	$—	—
Issuances of contingent consideration	(25,330)	—	—
Total changes included in other income (loss)	9,284	—	—

Balance at end of period	$(16,046)	$—	$—

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the estimated fair value of financial instruments held by the Company as of December 31, 2010 were:

	Carrying
	Amount	Fair Value

Cash and cash equivalents	$99,188	$99,188
Accounts receivable	$174,191	$174,191
Long-term debt (credit facilities)	$905,920	$943,355
Cost method investment	$3,000	$3,600

The carrying amounts of cash equivalents and accounts receivable approximate fair value because of their short-term maturities. The fair value of long-term debt is based upon market trades by investors in partial interests of these instruments. The fair value of the cost method investment is estimated using a discounted cash flow model.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

13.	Lease Commitments

The Company recognizes lease expense on a straight-line basis, including predetermined fixed escalations, over the initial lease term including reasonably assured renewal periods from the time that the Company controls the leased property.

The Company leases its offices and other facilities under operating lease agreements that expire at various dates through 2025. Future minimum lease commitments under these non-cancelable lease agreements as of December 31, 2010 were as follows:

Years Ending December 31:
2011	$8,373
2012	6,800
2013	5,655
2014	5,511
2015	5,302
Thereafter	21,107

Total minimum lease payments	$52,748

Total rent expense for all operating leases was $8,729, $8,191, and $9,692 for the years ended December 31, 2010, 2009, and 2008, respectively.

14.	Legal Proceedings

In the normal course of business, the Company is involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

15.	Capital Stock

Common Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 400,000,000 shares of Class A common stock and 52,000,000 shares of Class B common stock, each with a par value of $0.00001 per share. The Class A common stock and Class B common stock each provide holders with one vote on all matters submitted to a vote of stockholders; however, the holders of Class B common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to the holders of the Class A common stock. Shares of Class B common stock, together with corresponding units of EBS Master (“EBS Units”), may be exchanged with the Company for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. All shares of Class A common stock and Class B common stock generally vote together, as a single class, on all matters submitted to a vote of the Company’s stockholders.

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 25,000,000 shares of preferred stock, with a par value of $0.00001 per share.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Noncontrolling Interests

The Company has executed transactions that both increased and decreased its ownership interest in EBS Master. These changes are summarized in the following table:

	Year Ended December 31,
	2010	2009	2008

Net income attributable to Emdeon Inc.	$19,546	$9,581	$9,231

Transfers from the noncontrolling interest:

Decrease in Emdeon Inc. paid-in capital for the transfer of 34,226,087 EBS Units from HLTH to H&F	—	—	(210,585)
Increase in Emdeon Inc. paid-in capital for the issuance of 1,850,000 EBS Units in connection with the acquisition of eRx	—	3,504	—
Decrease in Emdeon Inc. paid-in capital for the issuance of 2,537,325 EBS Units to management	—	(11,899)	—
Increase in Emdeon Inc. paid-in capital for the issuance of 11,160,331 EBS Units	—	14,062	—
Increase in Emdeon Inc. paid-in capital related to exchange of EBS Units held by eRx selling stockholders for shares of Emdeon Inc. Class A common stock	—	21,968	—
Decrease in Emdeon Inc. paid-in capital for purchase of 370,760 EBS Units from management	—	(1,107)	—
Increase in Emdeon Inc. paid-in capital for issuance of 361,558 EBS Units in connection with the acquisition of HTMS and Chapin	4,369	—	—
Increase in Emdeon Inc. paid-in capital for issuance of 213,534 EBS Units in connection with vesting of restricted Class A common stock units of Emdeon Inc. under the 2009 Equity Incentive Plan.	636	—	—
Increase in Emdeon Inc. paid-in capital for exchange of EBS Units to Class A common stock of Emdeon Inc.	425	—	—
Increase in Emdeon Inc. paid-in capital for cancellation of 26,984 EBS Units	127	—	—
Increase in Emdeon Inc. paid-in capital for the issuance of 28,624 EBS Units in connection with the issuance of Class A common stock to Employee Stock Purchase Plan participants	347	—	—

Net transfers from noncontrolling interest	5,904	26,528	(210,585)

Change from net income attributable to Emdeon Inc. and transfers from noncontrolling interest	$25,450	$36,109	$(201,354)

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

16.	Equity-Based Compensation Plans

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

2009 Plan and Management Awards Subsequent to IPO

The Company reserved 17,300,000 shares of Class A common stock for issuance to employees, directors and consultants under the 2009 Plan. The equity granted in connection with the IPO pursuant to the 2009 Plan and Management Awards replaced outstanding awards under the EBS Equity Plan and EBS Phantom Plan. As these awards were issued in connection with the conversion of the Grant Units and Phantom Units, the fair value was derived from the allocation of the remaining compensation expense previously associated with the Grant Units and Phantom Units to the respective share based payments received (i.e., EBS Units, restricted Class A common stock units, shares of Class A common stock and options to purchase shares of Class A common stock) on a relative fair value basis.

In addition to the awards issued in connection with the conversion of the Grant Units and Phantom Units, the Company has issued restricted Class A common stock units and options to purchase shares of Class A common stock of the Company, some of which contain performance conditions as described below.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

EBS Units and Restricted Class A common stock units

The fair value of EBS Units and restricted Class A common stock units is determined based on the closing trading price of the Class A common stock on the grant date. Upon vesting, the EBS Units, together with the corresponding shares of Class B common stock, are exchangeable for Class A common stock on a one-for-one basis. Upon vesting, restricted Class A common stock units convert into Class A common stock.

As of December 31, 2010, there was $12,447 of total unrecognized compensation expense related to unvested EBS Units and restricted Class A common stock units. This expense is expected to be recognized over a weighted average period of 1.4 years. The weighted average grant date fair value of restricted Class A common stock units issued during the year ended December 31, 2010 was $16.33. The total fair value of the EBS Units and restricted Class A common stock units vested during the years ended December 31, 2010 and 2009 was $9,383 and $7,412, respectively.

Options to Purchase Shares of Class A common stock

Options to purchase shares of Class A common stock have been granted under the 2009 Plan both in connection with the conversion of the Grant Units and Phantom Units and as new awards to certain employees and directors of the Company. Option awards are generally granted with a term of ten years, an exercise price equal to the market price of the Class A common stock on the date of grant, and with vesting periods of three to four years. The fair value of the options issued in connection with the conversion of the Grant Units and Phantom Units was derived by the allocation of the remaining compensation expense associated with the Grant Units and Phantom Units to the converted awards on a relative fair value basis. The Company calculated the fair value of the new options granted under the 2009 Plan using the Black-Scholes option pricing model.

As of December 31, 2010, unrecognized compensation expense related to options granted under the 2009 Plan was $23,423. This expense is expected to be recognized over a weighted average period of 1.7 years. No options have been exercised.

Performance Awards

The Company has issued unvested EBS Units, options to purchase Class A common stock and restricted Class A common stock units that contain performance conditions.

Executive Chairman:  With respect to performance awards issued to the Company’s executive chairman in connection with the conversion of the Grant Units, the Company issued 206,578 unvested EBS Units and options to purchase 643,422 shares of Class A common stock that vest over three years. The replacement awards issued are subject to the same financial target performance conditions as the Grant Units. The unvested EBS Units and options are earned and vest based upon continued employment and the attainment of certain financial performance objectives. The fair value of these awards was derived consistent with other converted awards by the allocation of the remaining compensation expense of the Grant Units with performance conditions based on relative fair value of the share based payments issued.

The fair value of these unvested EBS Units that are subject to performance conditions issued in connection with the conversion was $11.01 per unit. The Company has recorded no compensation expense related to these awards as no performance conditions have been met to date. As of December 31, 2010, there was $2,274 of total unrecognized compensation expense related to unvested EBS Units that are subject to performance conditions.

The fair value of options granted in connection with the conversion of Grant Units that are subject to performance conditions was $5.26 per option. The Company has recorded no compensation expense related to these awards as no performance conditions have been met to date. As of December 31, 2010, there was $3,387 of total unrecognized compensation expense related to options that are subject to performance conditions.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

Other Management:  During 2010, the Company issued 150,000 restricted Class A common stock units, one half of which vest after three years and one half of which vest after four years, with vesting accelerated if certain financial performance targets are achieved, to certain members of management who joined the Company following the CEA acquisition. The grant date fair value of these restricted Class A common stock units was $12.15 for the year ended December 31, 2010. As of December 31, 2010, there was $1,690 of total unrecognized compensation expense related to these unvested restricted Class A common stock units that are subject to performance conditions.

Activity Summary

A summary of the status of unvested EBS Units issued pursuant to the Management Awards and restricted Class A common stock units issued under the 2009 Plan as of December 31, 2009, and changes during the year ended December 31, 2010, is presented below:

				Restricted
				Class A
				Common
			Restricted	Stock Units
		EBS Units with	Class A	with
		Performance	Common	Performance
	EBS Units	Conditions	Stock Units	Conditions

Unvested at December 31, 2009	1,126,490	206,578	525,603	—
Granted	—	—	293,035	150,000
Canceled	(26,984)	—	(40,561)	—
Vested	(480,199)	—	(213,534)	—

Unvested at December 31, 2010	619,307	206,578	564,543	150,000

A summary of option activity under the 2009 Plan for the year ended December 31, 2010 is presented below:

					Weighted Average
			Weighted Average		Remaining		Aggregate
	Options		Exercise Price		Contractual Term		Intrinsic Value
	Service	Performance	Service	Performance	Service	Performance	Service	Performance
	Options	Options	Options	Options	Options	Options	Options	Options

Outstanding at January 1, 2010	4,608,944	643,422	$15.50	$15.50	9.6	9.6	$—	$—
Granted	1,967,200	—	15.14
Expired	(11,146)	—	15.50
Forfeited	(197,874)	—	15.33

Outstanding at December 31, 2010	6,367,124	643,422	$15.39	$15.50	8.8	8.6	$802,650	$—

Expected to vest at December 31, 2010	4,838,203	—	$15.37	$—	8.9	—	$755,311	$—

Exercisable at December 31, 2010	1,393,725	—	$15.50	$—	8.6	—	$—	$—

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

Black-Scholes Option Pricing Model Assumptions

The following table summarizes the weighted average fair values of awards valued using the Black-Scholes option pricing model and the weighted average assumptions used to develop the fair value estimates under each of the valuation models for the years ended December 31, 2010, 2009 and 2008, respectively:

					EBS Equity
					Plan Grant
					Units with
					Performance
	2009 Equity Plan Options		EBS Equity Plan Grant Units		Conditions
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2009	2008	2009

Weighted average fair value	$6.95	$7.54	$8.51	$5.35	$6.66
Expected dividend yield	—	—	—	—	—
Expected volatility	43.10%	47.00%	47.00%	48.00%	47.00%
Risk-free interest rate	2.53%	2.55%	2.50%	1.60%	2.30%
Expected term (years)	6.3	6.3	5.6	5.7	6.4

Expected dividend yield — This is an estimate of the expected dividend yield on the Class A common stock/EBS Units. The Company is subject to limitations on the payment of dividends under its credit facilities as further discussed in Note 10 to the consolidated financial statements. An increase in the dividend yield will decrease compensation expense.

Expected volatility — This is a measure of the amount by which the price of the Class A common stock/EBS Units has fluctuated or is expected to fluctuate. For periods prior to the IPO, the expected volatility was estimated based on the median historical volatility of a group of guideline companies. Following the IPO, the expected volatility is based upon a weighted average of the Company’s historical volatility following the IPO and the median historical volatility of a group of guideline companies (weighted based upon proportion of the expected term represented by the Company’s historical volatility and the volatility of the guideline companies, respectively). An increase in the expected volatility will increase compensation expense.

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

Employee Stock Purchase Plan

The Emdeon Inc. Employee Stock Purchase Plan (“ESPP”) became effective on July 1, 2010. Under the ESPP, the Company is authorized to issue up to 8,900,000 shares of Class A common stock to qualifying employees. Eligible employees may direct the Company, during each six month option period, to withhold between 1% and 10% of their base pay, the proceeds from which are used to purchase shares of Class A common stock at a price equal to the lesser of 85% of the closing market price on the exercise date or the grant date. For accounting purposes, the ESPP is considered a compensatory plan such that the Company recognizes equity-based compensation expense based on the fair value of the options held by the employees to purchase the Company’s shares.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

Summary of Equity-Based Compensation Expense

During the years ended December 31, 2010, 2009 and 2008, the Company recognized expense of $17,721, $25,415 and $4,145, and an income tax benefit of $4,787, $4,992 and $206, respectively, in the aggregate related to its equity-based compensation plans.

17.	Retirement Plans

Employees of the Company may participate in a 401k plan, which provides for matching contributions from the Company. Expenses related to this plan were $2,068, $1,312 and $1,191 for the years ended December 31, 2010, 2009 and 2008, respectively.

18.	Income Taxes

The income tax provision for the years ended December 31, 2010, 2009 and 2008, respectively, was as follows:

	Year Ended December 31,
	2010	2009	2008

Current:
Federal	$18,166	$14,998	$10,801
State	2,177	3,551	1,906

Current income tax provision	20,343	18,549	12,707

Deferred:
Federal	12,927	(6,169)	(2,317)
State	(691)	4,921	(1,823)

Deferred income tax provision (benefit)	12,236	(1,248)	(4,140)

Total income tax provision	$32,579	$17,301	$8,567

The differences between the federal statutory rate and the effective income tax rate principally relate to state income taxes and entities treated as a partnership for tax purposes. The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008

Statutory U.S. federal tax rate	35.00%	35.00%	35.00%
State income taxes (net of federal benefit)	2.78	8.75	3.57
Meals and entertainment	0.63	0.39	0.52
Other	(1.38)	2.60	1.38
Tax credits	(0.63)	(1.14)	—
Equity-based compensation	2.06	5.67	1.61
Non-timing basis differences	12.49	33.57	(22.62)
Noncontrolling interest	(7.20)	(5.17)	(5.09)
Foreign loss not benefited	(0.34)	3.29	5.85
Return to provision adjustments	1.34	10.12	(4.28)
Change in valuation allowance	4.80	(37.81)	25.85

Effective income tax rate	49.55%	55.27%	41.79%

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2010, the Company had net operating loss carryforwards (tax effected) for federal and state income tax purposes of approximately $23,378 and $24,282, respectively, which expire from 2026 through 2030 and 2021 through 2025, respectively. A portion of net operating loss carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the “change of ownership” provisions of the Internal Revenue Code and similar state provisions. A portion of these carryforwards may expire before becoming available to reduce future income tax liabilities. As a result, the Company has recorded a state valuation allowance in the amount of $22,979 as of December 31, 2010.

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2010 and 2009 were as follows:

	2010	2009

Deferred tax assets and (liabilities):
Depreciation and amortization	$(160,145)	$(120,929)
Investment in partnership	(81,914)	(49,132)
Accounts receivable	1,245	856
Fair value of interest rate swap	1,362	2,758
Accruals and reserves	6,292	4,701
Capital and net operating losses	50,854	28,166
Debt discount and interest	(3,546)	(4,818)
Equity-based compensation	6,181	2,425
Valuation allowance	(26,313)	(16,201)
Tax receivable agreement obligation to related parties	12,208	10,558
Other	1,332	626

Net deferred tax assets and (liabilities)	(192,444)	(140,990)

Reported as:
Current deferred tax assets	$4,911	$4,924
Non-current deferred tax liabilities	(197,355)	(145,914)

Net deferred tax assets and (liabilities)	$(192,444)	$(140,990)

The change in deferred tax assets and liabilities for the year ended December 31, 2010, was comprised of the following:

Deferred income tax provision	$(12,236)
Deferred taxes related to transactions with stockholders impacting additional paid in capital	7,595
Change in deferred tax assets and (liabilities) recorded in other comprehensive income	(1,592)
Deferred tax liabilities assumed in business combinations	(45,070)
Other	(151)

Change in deferred tax assets and (liabilities)	$(51,454)

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	Year Ended December 31,
	2010	2009	2008

Unrecognized benefit from prior years	$1,272	$—	$—
Increases from current period tax positions	96	1,272	—

Ending unrecognized benefit	$1,368	$1,272	$—

The Company had unrecognized tax benefits of $889 and $887 as of December 31, 2010 and 2009, respectively, that if recognized, would affect the effective income tax rate. The Company does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

The Company recognizes interest income and expense (if any) related to income taxes as a component of income tax expense. Interest of $173 and $80 has been included in the tax provision for the years ended December 31, 2010 and 2009, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company’s U.S. federal and state income tax returns for the tax years 2007 and beyond remain subject to examination by the Internal Revenue Service. With respect to state and local jurisdictions and countries outside of the United States, the Company and its subsidiaries are typically subject to examination for a number of years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that may be incurred due to state, local or foreign audits.

19.	Tax Receivable Agreement Obligation to Related Parties

In connection with the IPO, the Company entered into tax receivable agreements which obligate the Company to make payments to certain parties affiliated with General Atlantic, H&F and former Grant Unit holders generally equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from the 2006 Transaction, the 2008 Transaction and the former Grant Unit holders’ exchange of EBS Units (along with corresponding shares of Class B common stock) for cash or shares of Class A common stock. The Company will retain the benefit of the remaining 15% of these tax savings.

All future exchanges of EBS Units (along with corresponding shares of Class B common stock) for cash or shares of Class A common stock related to the affiliates of H&F and the former Grant Unit holders who are parties to the tax receivable agreements are expected to result in an additional tax receivable obligation for the Company with a corresponding offset to the Company’s additional paid in capital account. Subsequent adjustments of the tax receivable obligations due to certain events (e.g., tax rate changes) are expected to result in a corresponding adjustment of the Company’s net income. As a result of changes in the Company’s income tax rate during the period, the Company recognized changes in estimate related to this obligation of approximately $95 (decrease to pretax income) for the year ended December 31, 2010.

The timing and/or amount of aggregate payments due may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and the portion of payments under the tax receivable agreements constituting imputed interest or amortizable basis.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

Based on current facts and circumstances, the Company estimates the aggregate payments due under the tax receivable agreements to be as follows:

Years Ending December 31:
2011	$3,746
2012	11,887
2013	12,518
2014	13,495
2015	14,530
Thereafter	86,103

$142,279

20.	Net Income Per Share

The following tables sets forth the computation of basic and diluted net income per share of Class A common stock:

	Year Ended December 31,
	2010	2009	2008

Basic net income per share:
Numerator:
Net income (loss) attributable to Emdeon Inc.	$19,546	$9,581	$9,231
Denominator:
Weighted average common shares outstanding	90,100,070	82,459,169	74,775,039

Basic net income per share	$0.22	$0.12	$0.12

Diluted net income per share:
Numerator:
Net income attributable to Emdeon Inc.			$9,231
Net loss excluding EBS Master	$(30,164)	$(6,241)
Weighted average effect of dilutive securities
Add:
Emdeon Inc. allocation of EBS Master net income	49,690	15,761
Impact of exchange of Class B shares on income attributable to Emdeon Inc.			2,702

	$19,526	$9,520	$11,933

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2010	2009	2008

Denominator:
Number of shares used in basic computation	90,100,070	82,459,169	74,775,039
Weighted average effect of dilutive securities
Add:
Exchange of Class B common stock for Class A common Stock	—	—	25,224,961
Restricted Class A common stock units and other	98,485	65,833	—
Contingently issuable Class A common stock	634,076	—	—

	90,832,631	82,525,002	100,000,000

Diluted net income per share	$0.21	$0.12	$0.12

Due to their antidilutive effect, the following securities have been excluded from diluted net income per share for the respective periods:

	Year Ended December 31,
	2010	2009	2008

Class B common stock	23,493,174	23,017,774	—
Options to purchase Class A common stock	5,757,575	1,803,237	—
Restricted Class A common stock units	408,842	—	—

Additionally, 376,248 contingently issuable shares of Class A common stock have been excluded from diluted net income per share for the year ended December 31, 2010 because the contingencies have not been resolved.

21.	Other Related Party Transactions

During 2009, the Company executed an agreement with Patni Computer Systems Ltd. (“Patni”), a company in which General Atlantic has a substantial ownership interest, to outsource certain mailroom and verification services. Under this agreement, the Company paid Patni approximately $3,855 and $441 in 2010 and 2009, respectively, in connection with services received under this agreement. In January 2011, General Atlantic announced its intention to sell all of its interests in Patni, subject to customary closing conditions.

Following the merger of Allscripts-Misys Healthcare Solutions, Inc. (“Allscripts”) and Eclipsys Corporation in the third quarter of 2010, a member of the Company’s board of directors was appointed as executive chairman of Allscripts. During 2010, the Company made payments of $2,277 to Allscripts in connection with services received under preexisting agreements between the Company and Allscripts.

22.	Loss on Abandonment of Leased Properties

From time to time, the Company ceases use of properties subject to operating leases. Since 2008, the Company has ceased use of leased properties in Tennessee, Maryland, Arizona, Florida and Georgia.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the activity related to these contract termination costs:

Balance at January 1, 2008	$—
Costs incurred	3,203

Balance at December 31, 2008	$3,203
Costs incurred	1,675
Costs paid or otherwise settled	(2,708)

Balance at December 31, 2009	$2,170
Costs incurred	(105)
Costs paid or otherwise settled	(1,570)

Balance at December 31, 2010	$495

The estimate of the original loss, changes in expected timing and amounts of cash flows and all subsequent amortization associated with the abandonment of these operating leases, is classified within (gain) loss on abandonment of leased properties in the accompanying consolidated statements of operations. As of December 31, 2010, the Company had incurred cumulative costs associated with the abandonment of these operating leases of $4,651.

23.	Segment Reporting

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

Provider Services Segment

The provider services segment provides revenue cycle management solutions, patient billing and payment services, government program eligibility and enrollment services and clinical exchange capabilities, both directly and through the Company’s channel partners, that simplify the providers’ revenue cycle and workflow, reduce related costs and improve cash flow.

Pharmacy Services Segment

The pharmacy services segment provides electronic prescribing services and other electronic solutions to pharmacies, pharmacy benefit management companies and government agencies related to prescription benefit claim filing, adjudication and management.

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

Other

Inter-segment revenue and expenses primarily represent claims management and patient statement services provided between segments.

Corporate and eliminations includes personnel and other costs associated with the Company’s management, administrative and other corporate services functions and eliminations to remove inter-segment revenues and expenses.

The revenue and total segment contribution for the reportable segments are as follows:

For the Year Ended December 31, 2010

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated

Revenue from external customers
Claims management	$194,239	$—	$—	$—	$194,239
Payment services	234,176	—	—	—	234,176
Patient statements	—	262,521	—	—	262,521
Revenue cycle management	—	198,019	—	—	198,019
Dental	—	31,403	—	—	31,403
Pharmacy services	—	—	81,794	—	81,794
Inter-segment revenues	3,501	402	—	(3,903)	—

Net revenue	431,916	492,345	81,794	(3,903)	1,002,152
Costs and expenses:
Cost of operations	283,050	303,252	30,067	(3,775)	612,594
Development and engineering	12,127	16,078	7,310	—	35,515
Sales, marketing, general and administrative	26,700	30,711	5,970	48,567	111,948
Gain on abandonment of leased properties	66	477	—	(648)	(105)

Segment contribution	$109,973	$141,827	$38,447	$(48,047)	242,200

Depreciation and amortization					124,721
Interest income					(14)
Interest expense					61,031
Other					(9,284)

Income before income tax provision					$65,746

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

For the Year Ended December 31, 2009

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated

Revenue from external customers
Claims management	$184,605	$—	$—	$—	$184,605
Payment services	211,985	—	—	—	211,985
Patient statements	—	274,390	—	—	274,390
Revenue cycle management	—	155,112	—	—	155,112
Dental	—	31,513	—	—	31,513
Pharmacy services	—	—	60,843	—	60,843
Inter-segment revenue	902	1,498	—	(2,400)	—

Net revenue	397,492	462,513	60,843	(2,400)	918,448
Costs and expenses:
Cost of operations	253,473	294,700	16,668	(1,974)	562,867
Development and engineering	12,677	15,294	5,957	—	33,928
Sales, marketing, general and administrative	25,803	31,978	8,047	47,873	113,701
Loss on abandonment of leased properties	—	45	—	1,630	1,675

Segment contribution	$105,539	$120,496	$30,171	$(49,929)	206,277

Depreciation and amortization					105,321
Interest income					(75)
Interest expense					70,246
Other income					(519)

Income before income tax provision					$31,304

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

For the Year Ended December 31, 2008

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated

Revenue from external customers
Claims management	$179,930	$—	$—	$—	$179,930
Payment services	191,874	—	—	—	191,874
Patient statements	—	266,233	—	—	266,233
Revenue cycle management	—	144,904	—	—	144,904
Dental	—	31,591	—	—	31,591
Pharmacy services	—	—	39,067	—	39,067
Inter-segment revenue	355	2,117	—	(2,472)	—

Net revenue	372,159	444,845	39,067	(2,472)	853,599
Costs and expenses:
Cost of operations	242,950	292,844	7,612	(1,843)	541,563
Development and engineering	10,472	14,015	4,138	—	28,625
Sales, marketing, general and administrative	23,286	30,475	3,864	33,587	91,212
Loss on abandonment of leased properties	—	513	—	2,568	3,081

Segment contribution	$95,451	$106,998	$23,453	$(36,784)	189,118

Depreciation and amortization					97,864
Interest income					(963)
Interest expense					71,717

Income before income tax provision					$20,500

24.	Accumulated Other Comprehensive (Loss) Income

The following is a summary of the accumulated other comprehensive (loss) income balances, net of taxes and noncontrolling interest, as of and for the year ended December 31, 2010.

	Foreign	Net Losses		Accumulated
	Currency	on Cash Flow	Discontinued	Other
	Translation	Hedging	Cash Flow	Comprehensive
	Adjustment	Derivatives	Hedge	Income

Balance at January 1, 2010	$(32)	$(4,439)	$(6,727)	$(11,198)
Change associated with foreign currency translation	66	—	—	66
Change associated with current period hedging	—	(7,736)	—	(7,736)
Reclassification into earnings	—	12,317	3,982	16,299
Discontinuation of hedging relationship	—	(142)	142	—

Balance at December 31, 2010	$34	$—	$(2,603)	$(2,569)

Emdeon Inc.

Notes to Consolidated Financial Statements — (Continued)

25.	Quarterly Information

A summary of results of operations for each quarter in the years ended December 31, 2010 and 2009 is presented below:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2010
Revenue	$237,279	$243,289	$245,923	$275,661
Gross profit (excluding depreciation and amortization)	$93,293	$94,845	$95,005	$106,415
Depreciation and amortization	$27,775	$29,278	$30,001	$37,667
Net income	$4,263	$7,255	$6,627	$15,022
Net income attributable to Emdeon Inc.	$1,889	$4,229	$3,737	$9,691

Earnings per share
Basic	$0.02	$0.05	$0.04	$0.11
Diluted	$0.02	$0.05	$0.04	$0.11
2009

Revenue	$219,885	$224,541	$235,462	$238,560
Gross profit (excluding depreciation and amortization)	$85,147	$87,672	$88,990	$93,772
Depreciation and amortization	$25,098	$25,286	$26,667	$28,270
Net income (loss)	$3,290	$14,483	$(8,463)	$4,693
Net income (loss) attributable to Emdeon Inc.	$1,218	$12,439	$(7,217)	$3,141

Earnings per share
Basic	$0.02	$0.16	$(0.09)	$0.03
Diluted	$0.02	$0.14	$(0.09)	$0.03

Comparability among the quarters in 2010 and 2009 was impacted by: (i) the acquisitions of The Sentinel Group and eRx in the second and third quarters of 2009, respectively, (ii) the acquisitions of FVTech, HTMS, Chapin and CEA in the first, first, second and fourth quarters of 2010, respectively, (iii) an increase in equity compensation expense of approximately $4,600 and $9,200 in the second and third quarters of 2009, respectively, especially related to certain modifications of previous liability awards and the IPO, (iv) a decrease in interest expense of approximately $3,900 during the fourth quarter of 2010 as a result of the removal of the hedge designation for the Company’s interest rate swap agreement and (v) a decrease in income tax expense of approximately $14,200 related to a change in the Company’s valuation allowance in the second quarter of 2009.

Schedule I — Condensed Financial Information of Emdeon Inc. (Parent Only)

Condensed Balance Sheets

	December 31
	2010	2009
	(In thousands)

ASSETS
Current assets:
Cash	$39,980	$131,741
Other current assets	986	561

Total current assets	40,966	132,302
Property and equipment, net	9	11
Investment in subsidiaries	961,270	819,889
Other Assets	3,000	—

Total assets	$1,005,245	$952,202

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$4,423	$3,078
Accrued expenses	4,549	995
Due to affiliates	713	209

Total current liabilities	9,685	4,282
Long-term debt, excluding current portion	35,900	34,528
Tax receivable obligations to related parties	138,533	142,044
Deferred income tax liabilities	29,602	17,900
Equity	791,525	753,448

Total liabilities and equity	$1,005,245	$952,202

Schedule I — Condensed Financial Information of Emdeon Inc. (Parent Only)

Condensed Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Revenue	$—	$—	$—

Costs and expenses:
Sales, marketing, general and administrative	3,198	1,114	496

Operating loss	(3,198)	(1,114)	(496)

Equity in earnings of consolidated subsidiaries	43,046	14,439	13,132
Interest expense	3,089	715	(1)

Income before income tax provision	36,759	12,610	12,637
Income tax provision	17,213	3,029	3,406

Net income	$19,546	$9,581	$9,231

Schedule I — Condensed Financial Information of Emdeon Inc. (Parent Only)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Operating activities:
Net income	$19,546	$9,581	$9,231
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation expense	2	—	—
Equity compensation expense	760	307	—
Deferred income taxes	17,213	3,029	3,406
Equity in earnings of consolidated subsidiaries	(43,046)	(14,439)	(13,132)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(425)	(561)	—
Accrued expenses and other liabilities	(92)	745	—
Tax receivable obligations to related parties	95	299	—
Due to affiliates	504	97	112

Net cash used in operating activities	(5,443)	(942)	(383)
Investing activities:
Investment in subsidiary	(80,000)	—	—
Other	(3,000)	—	—
Purchases of property and equipment	—	(11)	—

Net cash used in investing activity	(83,000)	(11)	—
Financing activities:
Proceeds from issuance of Class A common stock	306	145,165	—
Repurchase of Class A common stock	—	(1,586)	—
Repurchase of Units of EBS Master LLC	—	(5,373)	—
Payment of data sublicense obligation	(3,624)	(5,653)	—
Proceeds from capital contribution	—	138	379

Net cash (used in) provided by financing activity	(3,318)	132,691	379
Net (decrease) increase in cash	(91,761)	131,738	(4)
Cash at beginning of period	131,741	3	7

Cash at end of period	$39,980	$131,741	$3

Emdeon Inc.

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
Description	of Year	Expenses	Accounts	Write-offs	End of Year
		(In thousands)

Allowance for doubtful accounts
Year ended December 31, 2010	$4,433	$2,243	$—	$(1,282)	$5,394
Year ended December 31, 2009	$4,576	$2,314	$—	$(2,457)	$4,433
Year ended December 31, 2008	$3,626	$1,867	$—	$(917)	$4,576

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

Signature	Title	Date

/s/ George I. Lazenby George I. Lazenby	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2011

/s/ Bob A. Newport, Jr. Bob A. Newport, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2011

/s/ Tracy L. Bahl Tracy L. Bahl	Executive Chairman	March 10, 2011

/s/ Mark F. Dzialga Mark F. Dzialga	Director	March 10, 2011

/s/ Jonathan C. Korngold Jonathan C. Korngold	Director	March 10, 2011

/s/ Philip U. Hammarskjold Philip U. Hammarskjold	Director	March 10, 2011

/s/ Jim D. Kever Jim D. Kever	Director	March 10, 2011

/s/ Allen R. Thorpe Allen R. Thorpe	Director	March 10, 2011

/s/ Dinyar S. Devitre Dinyar S. Devitre	Director	March 10, 2011

/s/ Philip M. Pead Philip M. Pead	Director	March 10, 2011

Exhibit Index

Exhibit No.

2.1	Amended and Restated Agreement and Plan of Merger, dated as of November 15, 2006, among Emdeon Corporation, EBS Holdco, Inc., EBS Master LLC, Emdeon Business Services LLC, Medifax-EDI Holding Company, EBS Acquisition LLC, GA EBS Merger LLC and EBS Merger Co. (included as Exhibit 2.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).
2.2	Securities Purchase Agreement, dated as of February 8, 2008, among HLTH Corporation, EBS Master LLC, the voting members of EBS Master LLC and the purchasers listed therein (included as Exhibit 2.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).
2.3	Agreement and Plan of Merger, dated as of July 2, 2009, by and among EBS Master LLC, Envoy LLC, Emdeon Merger Sub LLC, eRx Network, L.L.C., and Longhorn Members Representative, LLC (included as Exhibit 2.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).
2.4	Agreement and Plan of Merger dated as of September 3, 2010 by and among Medifax-EDI Holding Company, Medifax Merger Sub Inc., Medifax CEA Merger Sub Inc., Chamberlin Edmonds Holdings, Inc., Chamberlin Edmonds & Associates, Inc., and CEA Rep, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2010, and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of Emdeon Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).
3.2	Amended and Restated By-laws of Emdeon Inc. (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).
4.1	Specimen Class A Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).
4.2	First Lien Credit Agreement, dated as of November 16, 2006, among GA EBS Merger, LLC, as borrower, Medifax-EDI Holding Company, as additional borrower, EBS Master LLC, as parent, the lenders party thereto, Citibank, N.A., as administrative agent, collateral agent, Swingline Lender and Issuing Bank, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as joint lead arrangers, Deutsche Bank Trust Company Americas, as syndication agent and Bear Stearns Corporate Lending Inc., as documentation agent (included as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).
4.3	Amendment No. 1 to First Lien Credit Agreement, dated as of March 9, 2007 among EBS Master LLC, Emdeon Business Services LLC, as borrower, Medifax-EDI Holding Company, Inc., as additional borrower, the lenders from time to time party thereto, Citibank, N.A., as administrative agent, collateral agent, Swingline Lender and Issuing Bank, Citigroup Global Markets Inc., as joint lead arranger and joint bookrunner, Deutsche Bank Securities, Inc., as joint lead arranger and joint bookrunner, Bear, Stearns & Co Inc., as joint lead arranger and joint bookrunner, Deutsche Bank Trust Company Americas, as syndication agent and Bear Stearns Corporate Lending Inc., as documentation agent (included as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).
4.4	Amendment No. 2 to First Lien Credit Agreement, dated as of July 7, 2009, among GA EBS Merger, LLC, as borrower, Medifax-EDI Holding Company, as additional borrower, EBS Master LLC, the lenders party thereto, Citibank, N.A., as administrative agent, collateral agent, Swingline Lender and Issuing Bank (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).

Exhibit No.

4.5		Amendment No. 3 to First Lien Credit Agreement, dated as of October 1, 2010, among EBS Master LLC, Emdeon Business Services LLC, as borrower, Medifax-EDI Holding Company, as additional borrower, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent, collateral agent, Swingline Lender and Issuing Bank (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2010, and incorporated herein by reference).
4.6		Second Lien Credit Agreement, dated as of November 16, 2006, by and among GA EBS Merger, LLC, as borrower, Medifax-EDI Holding Company, as additional borrower, EBS Master LLC, as parent, the lenders party thereto, Citibank, N.A., as administrative agent, collateral agent, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as joint lead arrangers and, together with Bear, Stearns & Co. Inc., as joint bookrunners, Deutsche Bank Trust Company Americas, as syndication agent and Bear Stearns Corporate Lending Inc., as documentation agent (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).
4.7		Amendment No. 1 to Second Lien Credit Agreement, dated as of July 7, 2009, among GA EBS Merger, LLC, as borrower, Medifax-EDI Holding Company, as additional borrower, EBS Master LLC, the lenders party thereto, Citibank, N.A., as administrative agent, collateral agent, Swingline Lender and Issuing Bank (included as Exhibit 4.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).
10.1		Reorganization Agreement, dated as of August 4, 2009, by and among EBS Master LLC, Emdeon Inc. and the other parties named therein (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).
10.2		Stockholders’ Agreement, dated as of August 5, 2009, by and among Emdeon Inc. and the stockholders named therein (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).
10.3		Sixth Amended and Restated Limited Liability Company Agreement of EBS Master LLC, dated August 17, 2009 (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).
10.4		Investor Tax Receivable Agreement by and among Emdeon Inc. and the other parties named therein (Exchanges), dated August 17, 2009 (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).
10.5		Investor Tax Receivable Agreement by and among Emdeon Inc. and the other parties named therein (Reorganizations), dated August 17, 2009 (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).
10.6		Management Tax Receivable Agreement by and among Emdeon Inc. and the persons named therein, dated August 17, 2009 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).
10.7		Agreement and Plan of Merger, dated as of August 5, 2009, by and among H&F Harrington, Inc., EBS Holdco II, LLC and Emdeon Inc. (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).
10.8		Agreement and Plan of Merger, dated as of August 5, 2009, by and among EBS Acquisition II, LLC, EBS Holdco I, LLC and Emdeon Inc. (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).
10	.9†	Unit Purchase Agreement, dated August 11, 2009, by and among Emdeon Inc. and the Sellers named therein (included as Exhibit 10.9 of the Exhibits to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).
10	.10†	Employment Agreement, dated March 29, 2007, among George I. Lazenby and Emdeon Business Services LLC (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).

Exhibit No.

10	.11†	Employment Agreement, effective as of May 26, 2009, between Tracy Bahl and Emdeon Business Services LLC (included as Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).
10	.12†	Employment Agreement, effective as of July 21, 2008, between Gregory T. Stevens and Emdeon Business Services LLC (included as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).
10	.13†	Employment Agreement, dated July 21, 2009, among Bob A. Newport and Emdeon Business Services LLC (included as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).
10	.14†	Employment Agreement, dated July 7, 2009, among J. Philip Hardin and Emdeon Business Services LLC (included as Exhibit 10.14 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).
10	.15†	Employment Agreement, dated July 7, 2009, among Gary Stuart and Emdeon Business Services LLC (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).
10	.16†	Employment Agreement, dated July 2, 2009, between Mark Lyle and Emdeon Business Services LLC (filed herewith).
10	.17†	Emdeon Inc. 2009 Equity Incentive Plan (included as Exhibit 10.17 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).
10.18		Sublease, dated December 31, 2000, among Willis North America Inc., as sublandlord, and Envoy Corporation, as subtenant (included as Exhibit 10.18 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).
10.19		First Amendment to the Willis Building Sub-Lease, dated June 8, 2006, among Willis North America Inc. and Envoy Corporation (included as Exhibit 10.19 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).
10.20		Donelson Corporate Centre Amended and Restated Office Lease Agreement, dated June 12, 2008, between Donelson Corporate Centre, Limited Partnership, as landlord, Envoy LLC, as tenant, and Emdeon Business Services LLC, as guarantor (included as Exhibit 10.20 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).
10.21		Agreement of Lease, dated June 26, 2006, between Level 3 Communications, LLC, as landlord, and Envoy Corporation, as tenant (included as Exhibit 10.21 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).
10.22		Lease Agreement, dated December 5, 1997, between BDM Properties, Kenneth A. MacLaren and Professional Office Services, Inc. (predecessor in interest to ExpressBill LLC) (included as Exhibit 10.22 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 9, 2009, and incorporated herein by reference).
10.23		Amended and Restated Lease Agreement, dated December 15, 2009, between Solomon Airpark, LLC and Emdeon Business Services LLC, which was assigned by Emdeon Business Services LLC to Envoy LLC effective December 31, 2010 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed on March 18, 2010, and incorporated herein by reference).
10	.24†	Form of Common Stock Subscription and EBS Unit Vesting Agreement (included as Exhibit 10.24 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).
10	.25†	Form of Emdeon Inc. Non-Qualified Stock Option Agreement (included as Exhibit 10.25 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).

Exhibit No.

10	.26†	Form of Emdeon Inc. Restricted Share Unit Award Agreement (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed on March 18, 2010, and incorporated herein by reference).
10	.27†	Emdeon Management Bonus Program (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 12, 2010, and incorporated herein by reference).
10	.28†	Emdeon Inc. Employee Stock Purchase Plan, as amended (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-167742), filed on June 24, 2010, and incorporated herein by reference).
10.29		Form of Indemnification Agreement (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-153451), filed on July 28, 2009, and incorporated herein by reference).
21.1		Subsidiaries of the Registrant (filed herewith).
23.1		Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1		Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

†	Denotes a management contract or compensatory plan, contract or arrangement.