Form 10-Q
period 2011-03-31
Emdeon Inc.
filed 2011-05-09
CIK 1444598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 6, 2011
Class A common stock, $0.00001 par value	91,127,779
Class B common stock, $0.00001 par value	24,689,142

Emdeon Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Emdeon Inc.
Condensed Consolidated Balance Sheets
(unaudited and amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$135,084	$99,188
Accounts receivable, net of allowance for doubtful accounts of $5,756 and $5,394 at March 31, 2011 and December 31, 2010, respectively	175,709	174,191
Deferred income tax assets	7,171	7,913
Prepaid expenses and other current assets	25,895	25,020

Total current assets	343,859	306,312
Property and equipment, net	229,879	231,307
Goodwill	908,008	908,310
Intangible assets, net	1,013,053	1,035,886
Other assets, net	9,298	9,750

Total assets	$2,504,097	$2,491,565

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,232	$4,732
Accrued expenses	111,239	112,245
Deferred revenues	13,161	12,130
Current portion of long-term debt	12,493	12,494

Total current liabilities	145,125	141,601
Long-term debt, excluding current portion	934,969	933,749
Deferred income tax liabilities	199,595	200,357
Tax receivable agreement obligations to related parties	137,964	138,533
Other long-term liabilities	17,514	22,037
Commitments and contingencies
Equity:
Preferred stock (par value, $0.00001), 25,000,000 shares authorized and 0 shares issued and outstanding	—	—
Class A common stock (par value, $0.00001), 400,000,000 shares authorized and 91,127,779 and 91,064,486 shares outstanding at March 31, 2011 and December 31, 2010, respectively	1	1
Class B common stock, exchangeable (par value, $0.00001), 52,000,000 shares authorized and 24,689,142 shares outstanding at March 31, 2011 and December 31, 2010	—	—
Additional paid-in capital	743,458	738,888
Contingent consideration	1,955	1,955
Accumulated other comprehensive loss	(1,937)	(2,569)
Retained earnings	57,644	53,250

Emdeon Inc. equity	801,121	791,525
Noncontrolling interest	267,809	263,763

Total equity	1,068,930	1,055,288

Total liabilities and equity	$2,504,097	$2,491,565

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.
Condensed Consolidated Statements of Operations
(unaudited and amounts in thousands, except share and per share amounts)

	For the Three Months
	Ended March 31,
	2011	2010

Revenue	$271,499	$237,279
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	169,254	143,986
Development and engineering	8,904	8,554
Sales, marketing, general and administrative	31,647	26,119
Depreciation and amortization	38,022	27,775

Operating income	23,672	30,845
Interest income	(3)	(3)
Interest expense	12,629	15,665
Other	(1,403)	290

Income before income tax provision	12,449	14,893
Income tax provision	5,174	10,630

Net income	7,275	4,263
Net income attributable to noncontrolling interest	2,881	2,374

Net income attributable to Emdeon Inc.	$4,394	$1,889

Net income per share Class A common stock:
Basic	$0.05	$0.02

Diluted	$0.05	$0.02

Weighted average common shares outstanding:
Basic	90,987,352	90,461,968

Diluted	91,246,531	90,468,057

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.
Condensed Consolidated Statements of Equity
(unaudited and amounts in thousands, except share amounts)

	Class A		Class B		Additional			Other	Non-
	Common Stock		Common Stock		Paid-in	Contingent	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Consideration	Earnings	Income (Loss)	Interest	Equity

Balance at January 1, 2010	90,423,941	$1	24,752,955	$—	$730,941	$—	$33,704	$(11,198)	$226,421	$979,869
Equity-based compensation expense	—	—	—	—	2,927	—	—	—	748	3,675
Issuance of shares in connection with equity compensation plans, net of taxes	5,592	—	—	—	16	—	—	—	(11)	5
Exchange of units of EBS Master for Class A common stock, net of taxes	36,829	—	(36,829)	—	425	—	—	(4)	(339)	82
Cancellation of Class B common stock, net of taxes	—	—	(26,984)	—	127	—	—	(2)	(197)	(72)
Issuance of Class A common stock in connection with acquisitions, net of taxes	152,532	—	—	—	2,391	—	—	(4)	239	2,626
Tax receivable agreement with related parties, net of taxes	—	—	—	—	(89)	—	—	—	—	(89)
Other	—	—	—	—	100	—	—	—	—	100
Comprehensive income:
Net income	—	—	—	—	—	—	1,889	—	2,374	4,263
Change in the fair value of interest rate swap, net of taxes	—	—	—	—	—	—	—	822	225	1,047
Foreign currency translation adjustment		—	—	—	—	—	—	58	18	76
Other comprehensive income amortization, net of taxes	—	—	—	—	—	—	—	994	271	1,265

Total comprehensive income										6,651

Balance at March 31, 2010	90,618,894	$1	24,689,142	$—	$736,838	$—	$35,593	$(9,334)	$229,749	$992,847

Balance at January 1, 2011	91,064,486	$1	24,689,142	$—	$738,888	$1,955	53,250	$(2,569)	$263,763	$1,055,288
Equity-based compensation expense	—	—	—	—	4,433	—	—	—	1,140	5,573
Issuance of shares in connection with equity compensation plans, net of taxes	63,293	—	—	—	194	—	—	—	(146)	48
Tax receivable agreements with related parties, net of taxes	—	—	—	—	(57)	—	—	—	—	(57)
Comprehensive income:
Net income	—	—	—	—	—	—	4,394	—	2,881	7,275
Foreign currency translation adjustment	—	—	—	—	—	—	—	(6)	(2)	(8)
Other comprehensive income amortization, net of taxes	—	—	—	—	—	—	—	638	173	811

Total comprehensive income										8,078

Balance at March 31, 2011	91,127,779	$1	24,689,142	$—	$743,458	$1,955	$57,644	$(1,937)	$267,809	$1,068,930

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited and amounts in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income	$7,275	$4,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,022	27,775
Equity compensation expense	5,573	3,675
Deferred income tax expense	—	4,666
Amortization of debt discount and issuance costs	3,455	3,135
Amortization of discontinued cash flow hedge from other comprehensive loss	922	1,453
Change in contingent consideration	(1,403)	290
Change in fair value of interest rate swap (not subject to hedge accounting)	(2,556)	—
Other	5	281
Changes in operating assets and liabilities:
Accounts receivable	(1,519)	3,347
Prepaid expenses and other	1,209	1,646
Accounts payable	4,766	(2,434)
Accrued expenses and other liabilities	5,104	3,173
Deferred revenues	1,031	14
Tax receivable agreement obligations to related parties	(2,913)	(1,480)

Net cash provided by operating activities	58,971	49,804

Investing activities
Purchases of property and equipment	(19,654)	(12,949)
Payments for acquisitions, net of cash acquired	—	(26,444)

Net cash used in investing activities	(19,654)	(39,393)

Financing activities
Debt principal payments	(2,138)	(1,888)
Other	(1,283)	(104)

Net cash used in financing activities	(3,421)	(1,992)

Net increase in cash and cash equivalents	35,896	8,419
Cash and cash equivalents at beginning of period	99,188	211,999

Cash and cash equivalents at end of period	$135,084	$220,418

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
1. Nature of Business and Organization
Nature of Business
     Emdeon Inc. (the “Company”), through its subsidiaries and affiliates, is a provider of revenue and payment cycle management and clinical exchange solutions, connecting payers, providers and patients of the U.S. healthcare system. The Company’s product and service offerings integrate and automate key business and administrative functions for payers and providers throughout the patient encounter, including pre-care patient eligibility and benefits verification and enrollment, clinical exchange capabilities, claims management and adjudication, payment integrity, payment distribution, payment posting and denial management, and patient billing and payment processing.
Organizational Structure
     Prior to November 2006, the group of companies that comprised Emdeon Business Services (“EBS”) was owned by HLTH Corporation, currently known as WebMD Health Corp. (“WebMD”). EBS Master LLC (“EBS Master”) was formed by WebMD to act as a holding company for EBS. EBS Master, through its 100% owned subsidiary, Emdeon Business Services LLC (“EBS LLC”), owns EBS.
     In September 2006, EBS Acquisition LLC (“EBS Acquisition”) was formed as a Delaware limited liability company by affiliates of General Atlantic LLC (“General Atlantic”). In November 2006, EBS Acquisition acquired a 52% interest in EBS Master from WebMD (the “2006 Transaction”).
     In February 2008, WebMD sold its 48% noncontrolling interest in EBS Master to affiliates of General Atlantic and Hellman & Friedman LLC (“H&F”) (the “2008 Transaction”). As a result, following the 2008 Transaction, EBS Master was owned 65.77% by affiliates of General Atlantic (including EBS Acquisition) and 34.23% by affiliates of H&F.
     In connection with the Company’s August 2009 initial public offering (“IPO”), EBS Acquisition was converted into a Delaware corporation, changed its name to Emdeon Inc. and completed a corporate restructuring.
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

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
Recent Accounting Pronouncements
     On December 31, 2010, the Company early adopted the clarification and additional disclosure provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2010-29, an update to FASB Accounting Standards Codification (“ASC”) Business Combination Topic. This update, which is applicable to public entities, clarifies that required pro forma financial information should be presented with an assumption that any current period acquisition occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the update expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of this update had no material impact on the Company’s consolidated financial statements.
     On January 1, 2010, the Company adopted the clarification and additional disclosure provisions of FASB Accounting Standards Update No. 2010-06, an update to FASB ASC Fair Value Measurements and Disclosures Topic. On January 1, 2011, the Company adopted the remaining provisions of this update with respect to the separate disclosure of purchases, sales, issuances and settlements relating to Level 3 fair value measurements. This update clarifies that companies must provide fair value measurement disclosures for each class of assets and liabilities and expands the requirements to include disclosure of amounts and reasons for transfers among different levels within the fair value hierarchy and information within a reconciliation about purchases, sales, issuances and settlements on a gross basis. The adoption of this update had no material impact on the Company’s consolidated financial statements. The disclosures required by this update are presented within Note 8 to the unaudited condensed consolidated financial statements.
     On January 1, 2011, the Company adopted FASB Accounting Standards Update No. 2009-13, an update to FASB ASC Revenue Recognition Topic, which amends existing accounting standards for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, the update establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple-element arrangement where neither vendor-specific objective evidence nor third-party evidence is available for that deliverable. The adoption of this update had no material effect on the Company’s consolidated financial statements.
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
     2010 Acquisitions
     In January 2010, the Company acquired all of the voting interest of FutureVision Investment Group, L.L.C. and substantially all of the assets of two related companies, FVTech, Inc. and FVTech Arizona, Inc. (collectively, “FVTech”). FVTech is a provider of outsourced services specializing in electronic data conversion and information management solutions.
     In March 2010, the Company acquired Healthcare Technology Management Services, Inc. (“HTMS”), a management consulting company focused primarily on the healthcare payer market.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
     In June 2010, the Company acquired all of the equity interests of Chapin Revenue Cycle Management, LLC (“Chapin”), a technology-enabled provider of accounts receivable denial and recovery services.
     In October 2010, the Company acquired all of the equity interests of Chamberlin Edmonds Holdings Inc. and Chamberlin Edmonds & Associates, Inc. (collectively, “CEA”), a technology-enabled provider of government program eligibility and enrollment services.
     The following table summarizes certain information related to these acquisitions:

	FVTech	HTMS	Chapin	CEA

Total Consideration Fair Value at Acquisition Date:
Cash paid at closing	$20,005	$7,841	$16,096	$209,520
Class A common stock fair value	—	2,263	2,554	—
Estimated contingent consideration	13,850	8,230	3,885	2,364
Other	303	409	398	85

	$34,158	$18,743	$22,933	$211,969

Other Information:
Total consideraton Class A common stock (in shares)	—	152,532	209,026	—
Gross contractual accounts receivable	$1,774	$3,286	$1,720	$15,873
Amount not expected to be collected	$38	$16	$398	$1,461
Goodwill expected to be deductible for tax purposes	$18,700	$9,100	$17,400	$—

Contingent Consideration Information:
Contingent consideration range	$0 - 40,000	$0 - 14,000	Maximum of 627,080 shares of Class A common stock	—
Remaining performance period applicable	2010-2012	2011-2012	2011-2012	N/A
Type of measurement	Level 3	Level 3	Level 3	N/A

Key assumptions at the acquisition date:
Discount rate	11.60%	20.50%	N/A	N/A

Expected performance	$1,500 - 27,000	90% probability	20% to 70% probability	N/A
Class A common stock price	N/A	N/A	$13.28	N/A
Marketability discount	N/A	N/A	8%	N/A

Increase (decrease) to net income:
Three months ended March 31, 2011	$(250)	$1,690	$—	$(20)
Three months ended March 31, 2010	$(290)	$—	$—	$—

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
     During the three months ended March 31, 2011, the Company received additional information related to the CEA acquisition regarding the value of the assets acquired, liabilities assumed and contingent consideration transferred as of the acquisition date. As a result, the Company recognized increases as of the acquisition date in contingent consideration transferred of $1,470, prepaid expense and other current assets of $2,554 and deferred income tax liabilities of $782, with a corresponding decrease in goodwill of $302. The valuation of the consideration transferred related to the CEA acquisition is subject to further change once preacquisition period tax returns have been completed and evaluated by the Company.
5. Goodwill and Intangible Assets
     Goodwill activity during the three months ended March 31, 2011 was as follows:

	Payer	Provider	Pharmacy	Total
Balance at December 31, 2010	$322,101	$502,227	$83,982	$908,310
Changes in preliminary purchase price allocation	—	(302)	—	(302)

Balance at March 31, 2011	$322,101	$501,925	$83,982	$908,008

     Intangible assets subject to amortization as of March 31, 2011 consist of the following:

	Weighted	Gross
	Average	Carrying	Accumulated
	Remaining Life	Amount	Amortization	Net
Customer relationships	14.6	$1,048,433	$(191,265)	$857,168
Trade names	14.9	121,518	(22,224)	99,294
Non-compete agreements	4.0	19,556	(12,427)	7,129
Data sublicense agreement	6.8	49,600	(8,548)	41,052
Backlog	0.5	18,450	(10,040)	8,410

Total		$1,257,557	$(244,504)	$1,013,053

Amortization expense was $22,833 and $16,408 for the three months ended March 31, 2011 and 2010, respectively.
Aggregate future amortization expense for intangible assets is estimated to be:

2011 (remainder)	$63,176
2012	73,004
2013	72,792
2014	72,519
2015	70,899
Thereafter	660,663

$1,013,053

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
6. Long-Term Debt
As of March 31, 2011, long-term debt consisted of the following:

	March 31,	December 31,
	2011	2010
Credit Facilities
$50 million Revolving Line of Credit facility, expiring on November 16, 2012 and bearing interest payable quarterly at a variable base rate plus a spread rate	$—	$—

$755 million First Lien Term Loan facility, expiring on November 16, 2013, bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (total rate 2.27% for both periods) and net of unamortized discount of $26,260 and $28,628 at March 31, 2011 and December 31, 2010, respectively (effective interest rate of 3.92% at March 31, 2011)	650,653	650,172

$170 million Second Lien Term Loan facility, expiring on May 16, 2014, bearing interest at a variable base rate (LIBOR) plus a spread rate (total rate 5.27% for both periods) and net of unamortized discount of $11,301 and $12,136 at March 31, 2011 and December 31,2010, respectively (effective interest rate of 7.86% at March 31, 2011)	158,699	157,864

$100 million Incremental Borrowing on First Lien Term Loan facility, expiring on November 16, 2013, bearing interest at a variable base rate (LIBOR), subject to a floor, plus a spread rate (total rate 4.5% for both periods) and net of unamortized discount of $1,713 and $1,866 at March 31, 2011 and December 31, 2010, respectively (effective interest rate of 5.44% at March 31, 2011)	97,787	97,884

Obligation under data sublicense agreement	40,323	40,323
Less current portion	(12,493)	(12,494)

Long-term debt	$934,969	$933,749

     In November 2006, EBS LLC entered into two credit agreements with several lenders that provided a $755,000 term loan (“First Lien Term Loan”), a $50,000 revolving line of credit (“Revolver”) and a $170,000 term loan (“Second Lien Term Loan”). In October 2010, EBS LLC borrowed an additional $100,000 under an incremental term loan facility (“Incremental First Lien Term Loan”) through an amendment to the First Lien Term Loan.
     In connection with these credit agreements, EBS LLC paid fees of approximately $19,900 to the lenders of which the unamortized portion is classified as a reduction of the carrying value of the credit agreements in each period. Additionally, in connection with the 2008 Transaction, 48% of the carrying value of these credit agreements was adjusted to fair value which resulted in a discount of $66,395, the unamortized portion of which has similarly been classified as a reduction of the carrying value of the credit agreements.
     The Revolver expires November 2012 and provides for revolving loans not to exceed $50,000, of which $12,000 may be used for letters of credit in support of payment obligations of the Company. As of March 31, 2011, the Company had no borrowings outstanding and $50,000 available for future borrowings under the Revolver. The Company pays a quarterly commitment fee on the unused portion of the Revolver that fluctuates, based upon certain leverage ratios, between 0.375% and 0.5% per annum.
     The First Lien Term Loan and Incremental First Lien Term Loan are each payable in quarterly principal installments of approximately $1,800 and $250, respectively, plus accrued interest, through September 2013, with a balloon payment of the remaining

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
principal amount outstanding due upon maturity in November 2013. These installment payments are subject to adjustment based upon optional and mandatory prepayment activity. Mandatory prepayments of principal related to excess cash flow, as defined, and other circumstances are also required.
     The Second Lien Term Loan is subordinate to the First Lien Term Loan and Incremental First Lien Term Loan, and matures in May 2014.
     The credit agreements require EBS LLC to maintain certain financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio. The credit agreements also impose restrictions related to capital expenditures, investments, additional debt or liens, asset sales, transactions with affiliates and equity interests, among other items. Additionally, the credit agreements include restrictions on the payment of dividends or distributions (other than to fund income tax liabilities) to or advances or loans to parties that are not party to the credit agreements. In the case of dividends, the credit agreements generally limit payments to non-loan parties (including the Company) with such limitations increasing based on achievement of certain leverage ratios. Transactions with affiliates are limited to those which are approved by a majority of the noninterested members of the EBS LLC board of directors and whose terms are no less favorable than those available to an unrelated person. Substantially all of the Company’s net assets are subject to the restrictions of these credit agreements. EBS LLC believes it was in compliance with all debt covenants at March 31, 2011. This debt is secured by substantially all of the assets of EBS LLC.
Obligation Under Data Sublicense Agreement
     In October 2009 and April 2010, the Company acquired certain additional rights to specified uses of its data from WebMD in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to WebMD pursuant to an Amended and Restated Data License Agreement in connection with the 2008 Transaction. In connection with these data rights acquisitions, the Company recorded amortizable intangible assets with an estimated life of approximately eight years and corresponding obligations at inception of approximately $37,606 (net of the initial required payment of $5,663 at contract execution) and $6,341 for the October 2009 and April 2010 data acquisitions, respectively, based on the present value of the scheduled annual payments through 2018, which totaled $65,000 in the aggregate (of which $52,486 remains payable at March 31, 2011).
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

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
     The following table summarizes the fair value of the Company’s derivative instrument at March 31, 2011 and December 31, 2010:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
		March 31,	December 31,
	Balance Sheet Location	2011	2010
Derivatives designated as hedging instruments:
Interest rate swap	Accrued expenses	$(8,183)	$(10,738)

Cash Flow Hedging Relationships
     In December 2006, the Company entered into an interest rate swap agreement, which matures in December 2011, to reduce the variability of interest payments associated with its total long-term debt. The notional amount of the swap was $239,965 and $240,720 as of March 31, 2011 and December 31, 2010, respectively. Changes in the cash flows of the interest rate swap are intended to offset the changes in cash flows attributable to fluctuations in the variable base rates underlying the Company’s long-term debt obligations.
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
     The amortization of the amounts reflected in other comprehensive income related to the discontinued cash flow hedges are and continue to be reflected within interest expense in the accompanying unaudited condensed consolidated statements of operations. Amortization of amounts included in other comprehensive income related to discontinued hedges is expected to total approximately $2,882 over the next twelve months.
     The effect of the derivative instrument on the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, respectively, is summarized in the following table:

	Three Months Ended
	March 31,
	2011	2010
Derivatives in Cash Flow Hedging Relationships
Gain related to effective portion of derivative recognized in other comprehensive loss	$—	$1,202

Loss related to effective portion of derivative reclassified from accumulated other comprehensive loss to interest expense	$(3,715)	$(5,620)

Derivatives Not Designated as Hedging Instruments
Gain recognized in interest expense	$2,556	$—

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
8. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the Company’s derivative financial instrument and contingent consideration associated with business combinations. The table below summarizes these items as of March 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

				Significant
		Quoted in	Significant Other	Unobservable
	Balance at	Markets	Observable Inputs	Inputs
Description	March 31, 2011	Identical (Level 1)	(Level 2)	(Level 3)

Interest rate swap	$(8,183)	$—	$(8,183)	$—
Contingent consideration obligations	(13,529)	—	—	(13,529)

Total	$(21,712)	$—	$(8,183)	$(13,529)

     The valuation of the Company’s derivative financial instrument is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates derived from observable market interest rate curves.
     The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements.
     Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs to evaluate the likelihood of default by itself and by its counterparties. As of March 31, 2011, the has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
     The valuation of the Company’s contingent consideration obligations is determined using a probability weighted discounted cash flow method. This analysis reflects the contractual terms of the purchase agreements and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate.
     The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3).
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three Months
Ended March 31,
2011
Balance at beginning of period	$(16,046)
Issuance of contingent consideration	249
Settlement of contingent consideration	865
Total changes included in other income (loss)	1,403

Balance at end of period	$(13,529)

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
Assets and Liabilities Measured at Fair Value upon Initial Recognition
     The carrying amount and the estimated fair value of financial instruments held by the Company as of March 31, 2011 were:

	Carrying
	Amount	Fair Value
Cash and cash equivalents	$135,084	$135,084
Accounts receivable	$175,709	$175,709
Long-term debt (credit facilities)	$907,139	$946,242
Cost method investment	$3,000	$3,600
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
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
Noncontrolling Interests
     The Company has executed transactions that both increased and decreased its ownership interest in EBS Master. These changes are summarized in the following table:

	Three Months Ended
	March 31,
	2011	2010
Net income attributable to Emdeon Inc.	$4,394	$1,889

Transfers from the noncontrolling interest:

Increase in Emdeon Inc. paid-in capital for the issuance of EBS Master Units in connection with acquisitions	—	2,391
Increase in Emdeon Inc. paid-in capital for issuance of EBS Master Units in connection with equity compensation plans	194	16
Increase in Emdeon Inc. paid-in capital for exchange of EBS Master Units to Class A common stock of Emdeon Inc.	—	425
Increase in Emdeon Inc. paid-in capital for cancellation of EBS Master Units	—	127

Net transfers from noncontrolling interest	194	2,959

Change from net income attributable to Emdeon Inc. and transfers from noncontrolling interest	$4,588	$4,848

11. Equity-Based Compensation Plans
     During the three months ended March 31, 2011, the Company issued 271,460 restricted Class A common stock units and 1,306,800 options to purchase Class A common stock under the Company’s 2009 Equity Incentive Plan, with an aggregate grant date fair value of $12,968. These restricted Class A common stock units and options to purchase Class A common stock generally vest ratably over a four-year period.
     During the three months ended March 31, 2011 and 2010, the Company recognized equity-based compensation expense of $5,573 and $3,675, respectively.
12. Income Taxes
     Income taxes for the three months ended March 31, 2011 and 2010 amounted to an expense of $5,174 and $10,630, respectively. The Company’s effective tax rate was 41.6% for the three months ended March 31, 2011 compared with 71.4% during the same period in 2010. The Company’s effective tax rate is affected by deferred tax expense resulting from differences between the book and income tax basis of its investment in EBS Master, as well by changes in the Company’s valuation allowances. Changes in these valuation allowances resulted in $624 and $4,363 of additional income tax expense for the three months ended March 31, 2011 and 2010, respectively.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized benefit January 1, 2011	$1,368
Decrease in three months ended March 31, 2011	(27)

Unrecognized benefit March 31, 2011	$1,341

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
     The Company decreased its liability for uncertain tax positions during the three months ended March 31, 2011 following the lapse of the statute of limitations on an open year.
     The Company does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.
     The Company recognizes interest income and expense (if any) related to income taxes as a component of income tax expense. Interest of $17 has been included in the tax provision for the three months ended March 31, 2011.
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
13. Tax Receivable Agreement Obligation to Related Parties
     In connection with the IPO, the Company entered into tax receivable agreements which obligate the Company to make payments to certain entities affiliated with General Atlantic and H&F and certain senior management team members and directors who held profits interests in EBS Master, called Grant Units, prior to the IPO (“Former EBS Master Grant Unit Holders”) generally equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from the 2006 Transaction, the 2008 Transaction and the Former EBS Master Grant Unit Holders’ exchange of EBS Master Units (along with corresponding shares of Class B common stock) for cash or shares of Class A common stock. The Company will retain the benefit of the remaining 15% of these tax savings.
     All future exchanges of EBS Master Units for cash or shares of Class A common stock related to the affiliates of General Atlantic, H&F and the Former EBS Master Grant Unit Holders who are parties to the tax receivable agreements are expected to result in an additional tax receivable obligation for the Company, with a corresponding offset to the Company’s additional paid in capital account. Subsequent adjustments of the tax receivable obligations due to certain events (e.g., realization of net operating losses, tax rate changes or the timing of cash settlement obligations) are expected to result in a corresponding adjustment of the Company’s net income. The Company recognized changes in estimate related to this obligation of approximately $226 (decrease to pretax income) for the three months ended March 31, 2011.
     The timing and/or amount of aggregate payments due may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and the portion of the payments under the tax receivable agreements constituting imputed interest or amortizable basis.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
14. Net Income Per Share
     The following tables sets forth the computation of basic and diluted net income per share of Class A common stock:

	Three Months Ended March 31,
	2011	2010
Basic net income per share:
Numerator:
Net income attributable to Emdeon Inc.	$4,394	$1,889
Denominator:
Weighted average common shares outstanding	90,987,352	90,461,968

Basic net income per share	$0.05	$0.02

Diluted net income per share:
Numerator:
Net loss excluding EBS Master	$(6,235)	$(6,728)
Weighted average effect of dilutive securities
Add:
Emdeon Inc. allocation of EBS Master net income	10,666	8,681

	$4,431	$1,953

Denominator:
Number of shares used in basic computation	90,987,352	90,461,968
Weighted average effect of dilutive securities
Add:
Restricted Class A common stock units and other	161,337	6,089
Options to purchase Class A common stock	6,322	—
Contingently issuable Class A common stock	91,520	—

	91,246,531	90,468,057

Diluted net income per share	$0.05	$0.02

Due to their antidilutive effect, the following securities have been excluded from diluted net income per share for the respective periods:

	Three Months Ended March 31,
	2011	2010
Class B common stock	23,866,068	23,398,027
Options to purchase Class A common stock	6,669,271	4,892,809
Restricted Class A common stock units	354,394	—
     Additionally, 376,248 contingently issuable shares of Class A common stock have been excluded from diluted net income per share for the three months ended March 31, 2011 because the contingencies have not been resolved.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
15. Segment Reporting
     Management views the Company’s operating results in three reportable segments: (a) payer services, (b) provider services and (c) pharmacy services. Listed below are the results of operations for each of the reportable segments. This information is reflected in the manner utilized by management to make operating decisions, assess performance and allocate resources. Segment assets are not presented to management for purposes of operational decision making, and therefore are not included in the accompanying tables. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010.
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
Provider Services Segment
     The provider services segment provides revenue cycle management solutions, patient billing and payment services, government program eligibility and enrollment services and clinical exchange capabilities, both directly and through the Company’s channel partners, that simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow.
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
     The revenue and total segment contribution for the reportable segments are as follows:

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
Three Months Ended March 31, 2011

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated
Revenue from external customers
Claims management	$47,554	$—	$—	$—	$47,554
Payment services	62,236	—	—	—	62,236
Patient statements	—	63,517	—	—	63,517
Revenue cycle management	—	69,854	—	—	69,854
Dental	—	7,733	—	—	7,733
Pharmacy services	—	—	20,605	—	20,605
Inter-segment revenues	856	116	—	(972)	—

Net revenue	110,646	141,220	20,605	(972)	271,499
Costs and expenses:
Cost of operations	75,328	86,170	8,663	(907)	169,254
Development and engineering	2,858	4,320	1,726	—	8,904
Sales, marketing, general and administrative	6,813	10,516	1,301	13,017	31,647

Segment contribution	$25,647	$40,214	$8,915	$(13,082)	61,694

Depreciation and amortization					38,022
Interest income					(3)
Interest expense					12,629
Other					(1,403)

Income before income tax provision					$12,449

Three Months Ended March 31, 2010

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated
Revenue from external customers
Claims management	$45,148	$—	$—	$—	$45,148
Payment services	56,820	—	—	—	56,820
Patient statements	—	66,589	—	—	66,589
Revenue cycle management	—	41,089	—	—	41,089
Dental	—	7,937	—	—	7,937
Pharmacy services	—	—	19,696	—	19,696
Inter-segment revenue	873	87	—	(960)	—

Net revenue	102,841	115,702	19,696	(960)	237,279
Costs and expenses:
Cost of operations	66,631	71,558	6,725	(928)	143,986
Development and engineering	2,975	3,864	1,715	—	8,554
Sales, marketing, general and administrative	6,959	6,890	1,558	10,712	26,119

Segment contribution	$26,276	$33,390	$9,698	$(10,744)	58,620

Depreciation and amortization					27,775
Interest income					(3)
Interest expense					15,665
Other					290

Income before income tax provision					$14,893

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
16. Accumulated Other Comprehensive (Loss) Income
     The following is a summary of the accumulated other comprehensive (loss) income balances, net of taxes and noncontrolling interest, as of and for the three months ended March 31, 2011.

	Foreign		Accumulated
	Currency	Discontinued	Other
	Translation	Cash Flow	Comprehensive
	Adjustment	Hedge	Income

Balance at January 1, 2011	$34	$(2,603)	$(2,569)
Change associated with foreign currency translation	(6)	—	(6)
Reclassification into earnings	—	638	638

Balance at March 31, 2011	$28	$(1,965)	$(1,937)

17. Subsequent Events
     On May 3, 2011, the Company acquired all of the equity interests of EquiClaim LLC (“EquiClaim”), a technology-enabled provider of payment integrity solutions, and entered into certain other related agreements with Multiplan, Inc., the parent of EquiClaim, for cash of approximately $41,000.
     Due to the timing of the acquisition, the initial accounting for this acquisition is incomplete. As such, the disclosures for business combinations occurring after the balance sheet date but before the financial statements are issued have not been included.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”), together with the risk factors contained in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (“Form 10-K”) on file with the Securities & Exchange Commission (the “SEC”). Unless stated otherwise or the context otherwise requires, references in this Quarterly Report to “we”, “us”, “our”, “Emdeon” and “the Company” refer to Emdeon Inc. and its subsidiaries.
Forward-Looking Statements
     This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read this Quarterly Report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. For further information about these and other factors that could affect our future results, please see the risk factors contained in the section titled “Risk Factors” in our Form 10-K.
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
     Part of our strategy also includes the development and introduction of new products and services. Our new and updated products and services are likely to require us to incur development and engineering expenditures at levels similar to, and possibly greater than, recent years’ expenditures in order to successfully develop and achieve market acceptance of such products and services. We also may acquire, or enter into agreements with third parties to assist us in providing, new products and services. For example, we offer our electronic payment solutions through banks or vendors who contract with banks and other financial service firms. The costs of these initiatives or the failure to achieve broad penetration in target markets with respect to new or updated products and services may negatively affect our results of operations and margins. Because newly introduced products and services generally will have lower margins initially as compared to our existing and more mature products and services, our margins may be adversely affected on a percentage basis until these new products achieve scale and maturity. Though the revenue and expenditures from these newly introduced products and services was not significant enough to have a material effect on our margins in 2010, if the revenue or expenditures from these or future new products and services increase significantly during 2011 or future years, our margin growth could be negatively impacted until such time as these new products and services reach scale and maturity.
     In addition to our internal development efforts, we actively evaluate opportunities to improve and expand our solutions through strategic acquisitions. Our acquisition strategy focuses on identifying acquisitions that improve and streamline the business and administrative functions of healthcare. We believe our broad customer footprint allows us to deploy acquired products and services into our installed base, which, in turn, can help to accelerate growth of our acquired businesses. We also believe our management team’s ability to identify acquisition opportunities that are complementary and synergistic to our business, and to integrate them into our existing operations with minimal disruption, will continue to play an important role in the expansion of our business and in our growth. Our success in acquiring and integrating acquired businesses into our existing operations, the associated costs of such acquisitions, including integration costs, and the operating characteristics of the acquired businesses also may impact our results of operations and margins. Because the products and services of the businesses we have acquired recently generally have lower margins than our existing products and services, primarily as a result of their lack of scale and maturity, our margins on a percentage basis may be adversely affected in the periods subsequent to an acquisition from revenue mix changes and integration activities associated with these acquisitions. For example, the acquisitions we completed during 2010 negatively impacted our percentage margin growth during 2010. We currently expect a similar, and possibly greater, impact during 2011 as the revenues from these 2010 acquisitions increase relative to our overall revenues.
     We also expect to continue to be affected by general economic, regulatory and demographic factors affecting the healthcare industry. For several years, there has been pricing pressure in our industry, which has led and is expected to continue to lead to reduced prices for the same services. We have sought in the past and will continue to seek to mitigate pricing pressure by (i) providing additional value-added products and services, (ii) increasing the volume of services we provide and (iii) managing our costs. In addition, significant changes in regulatory schemes, such as the updated Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) Version 5010 standard electronic transaction code set requirements for ICD-10, American Recovery and Reinvestment Act of 2009 (“ARRA”), Patient Protection and Affordable Care Act (“PPACA”) and other federal healthcare policy initiatives, could impact our customers’ healthcare activities. For example, because the HIPAA Version 5010 transaction code formats become mandatory on January 1, 2012, we expect to incur increased operating costs and capital expenditures related to compliance with HIPAA Version 5010 testing and conversion efforts throughout 2011.
     Demographic trends affecting the healthcare industry, such as population growth and aging or continued high unemployment rates as a result of recent adverse economic conditions, also could affect the frequency and nature of our customers’ healthcare transactional activity. The impact of such changes could impact our revenues, cost of operations and infrastructure expenses and thereby affect our results of operations and the way we operate our business. For example, an increase in the U.S. population, if such increase is accompanied by an increase in the U.S. population that has health benefits, or the aging of the U.S. population, which requires an overall increased need for healthcare services, may result in an increase in our transaction volumes which, in turn, may increase our revenues and cost of operations. Alternatively, a continuation of the recent general economic downturn, which reduces the number of discretionary health procedures by patients, or a persistent high unemployment rate, if such unemployment rate is accompanied by a decrease in the U.S. population that has health benefits, may lessen healthcare utilization which may decrease or offset other growth in our transaction volumes, which, in turn, may adversely impact our revenues and cost of operations. For example, for the year ended December 31, 2010 and the three months ended March 31, 2011, revenues for each of our payer services, provider services and pharmacy services segments were adversely affected by the impact of lower healthcare utilization trends driven by continued high unemployment and other economic factors.
Organizational Structure
     The Company is a Delaware corporation. A brief history of our organizational structure is as follows:
•	Prior to November 2006, the group of companies that comprised Emdeon Business Services (“EBS”) was owned by HLTH Corporation, currently known as WebMD Health Corp. (“WebMD”). EBS Master LLC (“EBS Master”) was formed by WebMD to act as a holding company for EBS. EBS Master, through its 100% owned subsidiary, Emdeon Business Services LLC (“EBS LLC”), owns EBS.

•	In September 2006, we were formed by General Atlantic LLC (“General Atlantic”) as a Delaware limited liability company for the purpose of making an investment in EBS Master. In November 2006, we acquired a 52% interest in EBS Master from WebMD (the “2006 Transaction”).

•	In February 2008, WebMD sold its remaining 48% interest in EBS Master (the “2008 Transaction”) to affiliates of General Atlantic and Hellman & Friedman LLC (“H&F”). As a result, following the 2008 Transaction, EBS Master was owned 65.77% by affiliates of General Atlantic (including us) and 34.23% by affiliates of H&F. General Atlantic and H&F are sometimes referred to herein as the “Principal Equityholders.”

•	In connection with our August 2009 initial public offering (“IPO”), we were converted into a Delaware corporation, changed our name to Emdeon Inc. and completed a corporate restructuring.
Recent Developments
     On May 3, 2011, the Company acquired all of the equity interests of EquiClaim LLC (“EquiClaim”), a technology-enabled provider of payment integrity solutions, and entered into certain other related agreements with Multilplan, Inc., the parent of EquiClaim, for cash of approximately $41.0 million.
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
     Cost of operations consists primarily of costs related to products and services we provide to customers and costs associated with the operation and maintenance of our networks. These costs include (i) postage and materials costs related to our patient statement and payment services, (ii) rebates paid to our channel partners and (iii) data communications costs, all of which generally vary with our revenues and/or volumes. Cost of operations also includes (i) personnel costs associated with production, network operations, customer support and other personnel, (ii) facilities expenses and (iii) equipment maintenance, all of which vary less directly with our revenue and/or volumes due to the fixed or semi-fixed nature of these expenses.
     The largest component of our cost of operations is currently postage which is primarily incurred in our patient statements and payment services and which is also a component of our revenue in those businesses. Our postage costs increase as our patient statements and payment services volumes increase and also when the U.S. Postal Service increases postage rates. U.S. postage rate increases, while generally billed as pass-through costs to our customers, affect our cost of operations as a percentage of revenue. In prior years, we have offset the impact of postage rate increases through cost reductions from efficiency measures, including data communication expense reductions and production efficiencies. Though we plan to continue our efficiency measures, we may not be able to offset the impact of postage rate increases in the future and, as a result, cost of operations as a percentage of revenue may rise if postage rate increases continue. Although the U.S. Postal Service increased postage rates annually from 2006 to 2009, such annual increases may not occur as regularly in the future. For example, no postage rate increase occurred in 2010, and increases for 2011 will be limited to only certain categories of mailings.
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
     Our material costs relate primarily to our patient statements and payment services volumes, and consist primarily of paper and printing costs.
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
     Our corporate expense relates to personnel and other costs associated with management, administrative, finance, human resources, legal, marketing, public and investor relations, compliance and other corporate service functions, as well as professional services, costs incurred in connection with acquisitions, certain facilities costs, insurance, regulatory compliance and other expenses related to our overall business operations.
     Our development and engineering expense, sales, marketing, general and administrative expense and our corporate expense, while related to our current operations, are also affected and influenced by our future plans including the development of new products and services, business strategies and enhancement and maintenance of our infrastructure.
     Our depreciation and amortization expense is related to depreciation of our property and equipment, including technology assets and amortization of intangible assets acquired and recorded in conjunction with acquisition method accounting. During 2010, we made increased investments in property and equipment primarily related to our new data center, print equipment upgrades in our patient statements facility, product development, efficiency measures and system upgrades related to regulatory requirements, such as HIPAA Version 5010. In addition, our increased acquisition activity in 2010 resulted in an increase in acquired technology and intangible assets, as well as increased capital expenditure requirements due to the inclusion of product development infrastructures of the acquired businesses. As a result of these investments, we expect our depreciation and amortization expense to increase in 2011 and future years.
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
Acquisitions and Divestitures
     We actively evaluate opportunities to improve and expand our business through targeted acquisitions that are consistent with our strategy. On occasion, we also may dispose of certain components of our business that no longer fit within our overall strategy. Because of our acquisition and divestiture activity, our results of operations may not be directly comparable among periods. The following summarizes our acquisition transactions since January 1, 2010 and affected segments:

Date	Business	Description	Affected Segment
January 2010	Future Vision Investment Group, L.L.C. (“FVTech”)	Electronic data conversion and management solutions	Provider; Payer

March 2010	Healthcare Technology Management Services, Inc. (“HTMS”)	Consulting solutions	Payer

April 2010	Data Rights	Acquired certain additional rights to specified uses of data from WebMD	N/A

June 2010	Chapin Revenue Cycle Management, LLC (“Chapin”)	Accounts receivable denial and recovery services	Provider

October 2010	Chamberlin Edmonds & Associates, Inc. (“CEA”)	Government program eligibility and enrollment services	Provider
     For certain of our 2010 acquisitions, we agreed to transfer additional consideration to the sellers of the acquired businesses in the event that specified performance measures are achieved. U.S. generally accepted accounting principles require us to recognize the initial fair value of the expected amount to be paid under such contingent consideration arrangements as a component of the total consideration transferred. Subsequent changes in the fair value of the amounts expected to be paid, however, are generally required to be recognized as a component of net income. Such changes in fair value may occur based on changes in the expected timing or amount of payments or the effect of discounting the liability for the time value of money. During the three months ended March 31, 2011, we recognized a net increase in pretax income of $1.4 million related to changes in fair value of contingent consideration related to acquisitions.
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
Income Taxes
     Our statutory federal and state income tax rate ranges from 38% to 40%. Our effective income tax rate, however, is affected by several factors. The following table and subsequent commentary reconciles our federal statutory rate to our effective income tax rate and the subsequent commentary describes the more significant of the reconciling factors:

	Three Months Ended March 31,
	2011	2010
Statutory U.S. federal tax rate	35.0%	35.0%
State income taxes (net of federal benefit)	5.6	5.2
Meals and entertainment	0.6	1.0
Other	1.5	(2.0)
Tax credits	(0.6)	—
Equity-based compensation	3.4	3.5
Non-timing basis differences	5.0	15.1
Noncontrolling interest	(8.1)	(5.6)
Foreign loss not benefited	(0.8)	0.6
Change in valuation allowance	—	18.6

Effective income tax rate	41.6%	71.4%

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
     Change in valuation allowance — We record valuation allowances or reverse existing valuation allowances related to assumed future income tax benefits depending on circumstances and factors related to our business. During the three months ended March 31, 2010, we recognized a capital loss for tax purposes. Because we do not anticipate being able to recognize the benefit of this capital loss in the foreseeable future, we increased our valuation allowance by approximately $2.9 million related to this matter. Additionally, we increased our valuation allowance in the three months ended March 31, 2010 related to state net operating losses by approximately $1.5 million as a result of incremental losses of a corporate consolidated subsidiary. During the three months ended March 31, 2011, we recognized an increase in our valuation allowance of $0.6 million.
Interest Rate Swap
     In order to manage our exposure to fluctuations in interest rates, we maintain an interest rate swap agreement which has the effect of converting a portion of our obligations under our credit agreements to a fixed rate of interest. Beginning in September 2008, we designated this interest rate swap agreement as a hedge of variability in our cash flows such that changes in the value of this instrument were reflected within accumulated comprehensive income. Effective October 1, 2010, we removed the hedge designation for this interest rate swap to take advantage of lower variable interest rates under our credit agreements such that changes in the fair value of this swap agreement are once again reflected within interest expense for all periods following October 1, 2010. Interest expense was reduced by $2.6 million for the three months ended March 31, 2011, due to changes in the fair value of this interest rate swap agreement.
Critical Accounting Estimates
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:
•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations and financial condition
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
     We believe there have been no significant changes during the three months ended March 31, 2011 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Results of Operations
The following table summarizes our consolidated results of operations for the three months ended March 31, 2011 and 2010, respectively.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		% of		% of
	Amount	Revenue (1)	Amount	Revenue (1)
Revenues (2)
Payer Services	$110,646	40.8%	$102,841	43.3%
Provider Services	141,220	52.0	115,702	48.8
Pharmacy Services	20,605	7.6	19,696	8.3
Eliminations	(972)	(0.4)	(960)	(0.4)

Total revenues	271,499	100.0	237,279	100.0

Costs of operations
Payer Services	75,328	68.1	66,631	64.8
Provider Services	86,170	61.0	71,558	61.8
Pharmacy Services	8,663	42.0	6,725	34.1
Eliminations	(907)		(928)

Total costs of operations	169,254	62.3	143,986	60.7

Development and engineering
Payer Services	2,858	2.6	2,975	2.9
Provider Services	4,320	3.1	3,864	3.3
Pharmacy Services	1,726	8.4	1,715	8.7

Total development and engineering	8,904	3.3	8,554	3.6

Sales, marketing, general and admin
Payer Services	6,813	6.2	6,959	6.8
Provider Services	10,516	7.4	6,890	6.0
Pharmacy Services	1,301	6.3	1,558	7.9
Eliminations	(65)		(32)

Total sales, marketing, general and admin excluding corporate	18,565	6.8	15,375	6.5

Income from segment operations	74,776	27.5	69,364	29.2
Corporate expense	13,082	4.8	10,744	4.5
Depreciation and amortization	38,022	14.0	27,775	11.7

Operating income	23,672	8.7	30,845	13.0
Interest income	(3)	(0.0)	(3)	(0.0)
Interest expense	12,629	4.7	15,665	6.6
Other (gain) loss	(1,403)	(0.5)	290	0.1

Income before income tax provision	12,449	4.6	14,893	6.3
Income tax provision	5,174	1.9	10,631	4.5

Net income (loss)	7,275	2.7%	4,262	1.8%
Net income (loss) attributable to noncontrolling interest interest	2,881		2,373

Net income (loss) attributable to Emdeon Inc.	$4,394		$1,889

(1)	All references to percentage of revenues for expense components refer to the percentage of revenues for such segment.

(2)	See “Note 15-Segment Reporting” to our unaudited condensed consolidated financial statements for further detail of our revenues within each reportable segment.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Revenues
     Our total revenues were $271.5 million for the three months ended March 31, 2011 as compared to $237.3 million for the three months ended March 31, 2010, an increase of $34.2 million, or 14.4%.
     On an overall basis, revenues for our payer services, provider services and pharmacy services segments were adversely affected during the three months ended March 31, 2011 by the continued impact of lower healthcare utilization driven by high unemployment and other adverse economic factors. Additional factors affecting our various product line revenues are described in the following paragraphs.
     Our payer services segment revenue is summarized by product line in the following table:

	March 31,	March 31,
	2011	2010	$ Change
Claims management	$47,554	$45,148	$2,406
Payment services	62,236	56,820	5,416
Intersegment revenue	856	873	(17)

	$110,646	$102,841	$7,805

     Claims management revenues for the three months ended March 31, 2011 increased by $2.4 million, or 5.3%, as compared to the prior year period. Claims management revenues for the three months ended March 31, 2011 include $7.2 million related to products and services acquired in the FVTech and HTMS acquisitions as compared to approximately $1.7 million for the three months ended March 31, 2010. Excluding this revenue, claims management revenues for the three months ended March 31, 2011 decreased by $3.2 million, or 7.3%, as compared to the prior year period primarily due to the impact of market pricing pressures on our average transaction rates.
     Payment services revenues for the three months ended March 31, 2011 increased by approximately $5.4 million, or 9.5%, as compared to the prior year period. This increase was primarily driven by new sales and implementations.
     Our provider services segment revenue is summarized by product line in the following table:

	March 31,	March 31,
	2011	2010	$ Change
Patient statements	$63,517	$66,589	$(3,072)
Revenue cycle management	69,854	41,089	28,765
Dental	7,733	7,937	(204)
Intersegment revenue	116	87	29

	$141,220	$115,702	$25,518

     Patient statements revenues for the three months ended March 31, 2011 decreased by $3.1 million, or 4.6%, as compared to the prior year period primarily due to customer attrition, partially offset by new sales and implementations.
     Revenue cycle management revenues for the three months ended March 31, 2011 increased by $28.8 million, or 70.0%, as compared to the prior year period. Revenue cycle management revenues for March 31, 2011 included $26.2 million related to products and services acquired in the CEA and Chapin acquisitions. Excluding this revenue, revenue cycle management revenues for the three months ended March 31, 2011 increased by $2.6 million, or 6.3%. This increase was primarily due to new sales and implementations, partially offset by customer attrition.
     Dental revenues for the three months ended March 31, 2011 decreased by $0.2, or 2.6%, as compared to the prior year period.
     Our pharmacy services segment revenues were $20.6 million for the three months ended March 31, 2011 as compared to $19.7 million for the three months ended March 31, 2010, an increase of $0.9 million, or 4.6%. This increase was primarily due to new sales and implementations.
Cost of Operations
     Our total cost of operations was $169.3 million for the three months ended March 31, 2011 as compared to $144.0 million for the three months ended March 31, 2010, an increase of $25.3 million, or 17.5%.
     Our cost of operations for our payer services segment was approximately $75.3 million for the three months ended March 31, 2011 as compared to $66.6 million for the three months ended March 31, 2010, an increase of $8.7 million, or 13.1%. As a percentage of revenue, our payer services cost of operations increased to 68.1% for the three months ended March 31, 2011 as compared to 64.8% for the three months ended March 31, 2010. The increase in our payer services cost of operations is primarily due to revenue growth in payment services and the inclusion of the FVTech and HTMS businesses acquired in 2010. The increase as a percentage of revenue was primarily due to changes in revenue mix between our payment services solutions and the recently acquired FVTech and HTMS businesses, which generally have higher cost of operations, as compared to our historical claims management services, which generally have lower cost of operations.
     Our cost of operations for our provider services segment was $86.2 million for the three months ended March 31, 2011 as compared to $71.6 million for the three months ended March 31, 2010, an increase of $14.6 million, or 20.4%. As a percentage of revenue, our provider services cost of operations decreased to 61.0% for the three months ended March 31, 2011 as compared to 61.8% for the three months ended March 31, 2010. The increase in our provider services cost of operations is primarily due to the inclusion the CEA and Chapin businesses acquired in 2010. This increase in provider services cost of operations was partially offset by a change in revenue mix between our patient statements services, which generally have a higher cost of operations, and revenue cycle management services, which generally have a lower cost of operations. The decrease in provider services cost of operations as a percentage of revenue is primarily due to this change in revenue mix.
     Our cost of operations for our pharmacy services segment was $8.7 million for the three months ended March 31, 2011 as compared to $6.7 million for the three months ended March 31, 2010, an increase of $1.9 million, or 28.8%. The increase in pharmacy services cost of operations and as a percentage of revenue is primarily attributable to additional customer service personnel and costs incurred in advance of the launch of new product offerings to pharmacies.
Development and Engineering Expense
     Our total development and engineering expense was $8.9 million for the three months ended March 31, 2011 as compared to $8.6 million for the three months ended March 31, 2010, an increase of $0.4 million, or 4.1%. The increase in development and engineering expense is primarily related to the inclusion of the product development infrastructures associated with our recently acquired businesses.
Sales, Marketing, General and Administrative Expense (Excluding Corporate Expense)
     Our total sales, marketing, general and administrative expense (excluding corporate expense) was $18.6 million for the three months ended March 31, 2011 as compared to $15.4 million for the three months ended March 31, 2010, an increase of $3.2 million, or 20.7%.
     Our sales, marketing, general and administrative expense for our payer services segment was $6.8 million for the three months ended March 31, 2011 as compared to $7.0 million for the three months ended March 31, 2010, a decrease of $0.2 million, or 2.1%, reflecting general consistent levels of activity.
     Our sales, marketing, general and administrative expense for our provider services segment was $10.5 million for the three months ended March 31, 2011 as compared to $6.9 million for the three months ended March 31, 2010, an increase of $3.6 million, or 52.6%.

The increase in our provider services sales, marketing, general and administrative expense is primarily due to the inclusion during the three months ended March 31, 2011 of the infrastructures associated with the CEA and Chapin acquisitions.
     Our sales, marketing, general and administrative expense for our pharmacy services segment was $1.3 million for the three months ended March 31, 2011 as compared to $1.6 million for the three months ended March 31, 2010, a decrease of $0.3 million, or 16.5%.
Corporate Expense
     Our corporate expense was $13.1 million for the three months ended March 31, 2011 as compared to $10.7 million for the three months ended March 31, 2010, an increase of $2.3 million, or 21.8%. Corporate expense includes approximately $2.4 million of equity-based compensation for the three months ended March 31, 2011 as compared to $1.8 million for the three months ended March 31, 2010. Excluding this equity-based compensation, corporate expense was $10.7 million for the three months ended March 31, 2011 as compared to $8.9 million for the three months ended March 31, 2010, an increase of $1.8 million, or 19.9%. The remaining increase is due to the inclusion in the prior year period of a $1.5 million change in estimate of the tax receivable obligations which reduced corporate expenses for the three months ended March 31, 2010. No similar change in estimate was recognized for the three months ended March 31, 2011.
Depreciation and Amortization Expense
     Our depreciation and amortization expense was $38.0 million for the three months ended March 31, 2011 as compared to $27.8 million for the three months ended March 31, 2010, an increase of $10.2 million, or 36.9%. This increase was primarily due to depreciation of property and equipment placed in service subsequent to March 31, 2010 and depreciation and amortization expense related to 2010 acquisitions.
Interest Expense
     Our interest expense was $12.6 million for the three months ended March 31, 2011 as compared to $15.7 million for the three months ended March 31, 2010, a decrease of $3.0 million, or 19.4%. Interest expense for the three month ended March 31, 2011 was reduced by $2.6 million related to a change in the fair value of our interest rate swap agreement following our removal of its designation as a cash flow hedge in October 2010. The remaining decrease is primarily due to a scheduled decrease in the notional amount of our interest rate swap agreement of $111.6 million that occurred on December 31, 2010 which caused less of our debt to be subject to the higher fixed rate of our interest rate swap agreement during the three months ended March 31, 2011.
Income Taxes
     Our income tax expense was $5.2 million for the three months ended March 31, 2011 as compared to $10.6 million for the three months ended March 31, 2010, a decrease of $5.5 million, or 51.3%. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to the change in our book basis versus tax basis of our investment in EBS Master, including the effect of income allocated to a noncontrolling interest, valuation allowance changes, state income tax rate changes and the impact of other permanent differences relative to pretax income. During the three months ended March 31, 2011 and 2010, the Company recognized an increase in income tax expense of $0.6 million and $4.4 million related to changes in valuation allowances.
Liquidity and Capital Resources
General
     We are a holding company with no material business operations. Our principal asset is the equity interests we own in EBS Master. We conduct all of our business operations through the direct and indirect subsidiaries of EBS Master. Accordingly, our only material sources of cash are borrowings under our credit agreements and dividends or other distributions or payments that are derived from earnings and cash flow generated by the subsidiaries of EBS Master.
     We have financed our operations primarily through cash provided by operating activities, private sales of EBS Units to the Principal Equityholders, borrowings under our credit agreements and the IPO. As of March 31, 2011, we had cash and cash equivalents of $135.1 million as compared to $99.2 million as of December 31, 2010. We believe that our existing cash on hand, cash generated from operating activities and available borrowings under our revolving credit agreement ($50.0 million as of March 31,

2011) will be sufficient to service our existing debt, finance internal growth, fund capital expenditures and fund small to mid-size acquisitions.
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
Cash Flows
Operating Activities
     Cash provided by operating activities for the three months ended March 31, 2011 was $59.0 million as compared to $49.8 million for the three months ended March 31, 2010. The $9.2 million increase is related primarily to business growth and the timing of collections and disbursements.
     Cash provided by operating activities can be significantly impacted by our non-cash working capital assets and liabilities, which may vary based on the timing of cash receipts that fluctuate by day of week and/or month and be impacted by cash management decisions.
Investing Activities
     Cash used in investing activities for the three months ended March 31, 2011 was $19.7 million as compared to $39.4 million for the three months ended March 31, 2010. Cash used in investing activities for the three months ended March 31, 2011 was comprised of capital expenditures for property and equipment. Cash used in investing activities for the three months ended March 31, 2010 included, in addition to capital expenditures for property and equipment, cash consideration paid in connection with certain 2010 acquisitions.
Financing Activities
     Cash used in financing activities for the three months ended March 31, 2011 was $3.4 million as compared to $2.0 million for the three months ended March 31, 2010. Cash used in financing activities for both the three months ended March 31, 2011 and 2010 consisted of required principal payments under our credit agreements.
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
     The revolving credit facility provides for the issuance of standby letters of credit, in an aggregate face amount at any time not in excess of $12.0 million. The issuance of standby letters of credit reduces the available capacity under our revolving credit facility. In addition, under the terms of the First Lien Credit Agreement, we can borrow up to an additional $100.0 million in additional incremental term loans and increase the available capacity under the revolving credit facility by $25.0 million, provided that the aggregate amount of such increases may not exceed $100.0 million. There were no borrowings on our revolving credit facility as of March 31, 2011.

     The original term loan borrowings outstanding under the First Lien Credit Agreement amounted to $676.9 million as of March 31, 2011, and bear interest, at our option, at either an adjusted LIBOR rate plus 2.00% or the lenders’ alternate base rate plus 1.00%, or a combination of the two. In addition, under the October 2010 $100.0 million incremental term loan facility, we are required to pay interest, at our option, at either an adjusted LIBOR rate plus 3.00% (subject to a LIBOR floor of 1.50%) or the lenders’ alternate base rate plus 2.00% (subject to an alternate base rate floor of 2.50%). Other than the interest rate, the incremental term loans are on substantially the same terms as the original term loans incurred under the First Lien Credit Agreement. Not including optional prepayments, we are generally required to make quarterly principal payments through 2013 of approximately $1.8 million and $0.3 million on the original and additional $100.0 million incremental term loan facilities, respectively, under the First Lien Credit Agreement.
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
     Our Second Lien Credit Agreement is a term loan facility with an aggregate principal amount of $170.0 million, which was the amount outstanding as of March 31, 2011. Borrowings outstanding under the Second Lien Credit Agreement bear interest, at our option, at either an adjusted LIBOR rate plus 5.00% or the lenders’ alternate base rate plus 4.00%, or a combination of the two. Although we are permitted to prepay the loans under our Second Lien Credit Agreement at any time, the terms of our First Lien Credit Agreement restrict our ability to make such prepayments to the amount of previous years’ retained excess cash flow (as defined under the Credit Agreements) and only if our total leverage ratio is 4.0:1 or better.
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
     As of March 31, 2011, total borrowings outstanding under the Credit Agreements amounted to $946.4 million (before unamortized debt discount of $39.3 million primarily related to the adjustment of our long-term debt to fair value in connection with the 2008 Transaction). Under the revolving portion of our First Lien Credit Agreement, we had $50.0 million in available borrowing capacity at March 31, 2011.
     During the three months ended March 31, 2011, the weighted average cash interest rate of our borrowings under our Credit Agreements (including the net cash payments under our interest rate swap) was approximately 4.2%. Approximately $240.7 million of our weighted average debt outstanding during the period was subject to a fixed interest rate of 4.94% under our interest rate swap agreement.
Covenants
     The Credit Agreements require us to satisfy specified financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as set forth in the Credit Agreements.
     The interest coverage ratio is calculated as the ratio of earnings before interest, taxes, depreciation, amortization and certain other items that are non-recurring, non-cash or unusual in nature (defined as “Consolidated EBITDA” in the Credit Agreements) to cash interest expense (i.e. interest expense less amortization of discount or premium and loan costs). The minimum interest coverage ratio permitted was 3.0:1.0 at March 31, 2011 and increases at varying intervals over time until October 1, 2011, at which time it is fixed at 3.5:1.0. At March 31, 2011, we estimate our interest coverage ratio as defined under the Credit Agreements to be approximately 6.4 to 1.0.
     The total leverage ratio is calculated as the ratio of net debt (i.e. total debt less excess cash as defined in the Credit Agreements) to Consolidated EBITDA. The maximum total leverage ratio permitted was 3.75:1.0 at March 31, 2011 and declines at varying intervals over time until October 1, 2011, at which time it is fixed at 3.0:1.0. At March 31, 2011, we estimate our total leverage ratio to be approximately 3.15 to 1.0 which, under the terms of the Credit Agreements, reflected only $35.0 million of the cash on our balance sheet at March 31, 2011 as a reduction of our net debt.
     The Credit Agreements also limit us with respect to amounts we may spend on capital expenditures. As defined in the Credit Agreements, capital expenditures exclude certain items such as the expenditures made with the retained portion of excess cash flow, replacement of property and equipment, additions funded with equity offering proceeds and additions funded with proceeds of asset sales. The limitation varies based on certain base expenditure levels included in the Credit Agreements and the amount of unused capital expenditures from the previous calendar year, if any, as well as allowable amounts transferred from future year expenditure limits. For the year ending December 31, 2011, our capital expenditures (as defined under the Credit Agreements) are limited to $62.0 million including allowable transfers from 2012. For the years ending December 31, 2012 and 2013, our capital expenditures are limited to $63.0 million each year, excluding any carryovers from previous years. We currently expect our capital expenditures for 2011 to be approximately $45.0 million to $50.0 million.
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
     As of March 31, 2011, we were in compliance with all of the financial and other covenants under the Credit Agreements.
     The Credit Agreements do not contain provisions that would accelerate the maturity date of the loans under the Credit Agreements upon a downgrade in our credit ratings. However, a downgrade in our credit ratings could adversely affect our ability to obtain other capital sources in the future and could increase our cost of borrowings.
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
   Off-Balance Sheet Arrangements
     As of March 31, 2011, we had no off-balance sheet arrangements or obligations, other than those related to surety bonds of an insignificant amount.
   Recent Accounting Pronouncements
     Our recent accounting pronouncements are summarized in Note 2 to our unaudited condensed consolidated financial statements beginning on Page 7 of this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have interest rate risk primarily related to borrowings under the Credit Agreements. The original term loan borrowings under the First Lien Credit Agreement bear interest, at our option, at either an adjusted LIBOR rate plus 2.00% or the lenders’ alternate base rate plus 1.00%, or a combination of the two, and borrowings under the Second Lien Credit Agreement bear interest, at our option, at either an adjusted LIBOR rate plus 5.00% or the lenders’ alternate base rate plus 4.00%, or a combination of the two. As of March 31, 2011, we had outstanding borrowings (before unamortized debt discount of $39.3 million) of $676.9 million under the First Lien Credit Agreement and $170.0 million under the Second Lien Credit Agreement.
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
     We manage our interest rate risk through the use of an interest rate swap agreement. Effective December 31, 2006, we entered into an interest rate swap to exchange three month LIBOR rates for fixed interest rates, resulting in the payment of an all-in fixed rate of 4.94% on an initial notional amount of $786.3 million which amortizes on a quarterly basis until maturity at December 30, 2011. At March 31, 2011, the notional amount of the interest rate swap was $240.0 million. As a result, as of March 31, 2011, $706.4 million of our total borrowings were effectively subject to a variable interest rate.
     A change in interest rates on variable rate debt impacts our pretax earnings and cash flows. Based on our outstanding debt as of March 31, 2011, and assuming that our mix of debt instruments, interest rate swap and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have a pretax impact on our earnings and cash flows of approximately $6.6 million. In addition to the effect of changes in variable rates on the interest we pay, beginning October 1, 2010 (the date we removed the designation of our interest rate swap as a cash flow hedge), our interest expense is also affected by fluctuations in the fair value of our interest rate swap.
     In the future, in order to manage our interest rate risk, we may enter into additional interest rate swaps, modify our existing interest rate swap or make changes that may impact our ability to treat our interest rate swap as a cash flow hedge. However, we do not intend or expect to enter into derivative or interest rate swap transactions for speculative purposes.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011. Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.
Changes in Internal Control Over Financial Reporting
     There have been no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2011, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     The discussion of the Company’s business and operations should be read together with the risk factors contained under the heading “Risk Factors” in our Form 10-K, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect our business, financial condition and results of operations, cash flows and prospects in a material adverse manner. As of March 31, 2011, there have been no material changes to the risk factors set forth in our Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
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

EMDEON INC.
Date: May 9, 2011	By:	/s/ George I. Lazenby
George I. Lazenby, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2011	By:	/s/ Bob A. Newport
Bob A. Newport, Jr., Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.
10.1	First Amendment to the Donelson Corporate Centre Amended and Restated Office Lease Agreement, dated May 3, 2011, between Donelson Corporate Centre, Limited Partnership, as landlord, Envoy LLC, as tenant, and Emdeon Business Services LLC, as guarantor (filed herewith).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).