Form 10-Q
period 2011-06-30
Emdeon Inc.
filed 2011-08-09
CIK 1444598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
Commission file number 001-34435
EMDEON INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-5799664 (I.R.S. Employer Identification No.)

3055 Lebanon Pike, Suite 1000 Nashville, TN (Address of Principal Executive Offices)	37214 (Zip Code)
(615) 932-3000
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 5, 2011

Class A common stock, $0.00001 par value	91,208,582
Class B common stock, $0.00001 par value	24,689,142

Emdeon Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Emdeon Inc.
Condensed Consolidated Balance Sheets
(unaudited and amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$122,460	$99,188
Accounts receivable, net of allowance for doubtful accounts of $5,523 and $5,394 at June 30, 2011 and December 31, 2010, respectively	184,992	174,191
Deferred income tax assets	7,811	7,913
Prepaid expenses and other current assets	25,410	25,020

Total current assets	340,673	306,312
Property and equipment, net	230,979	231,307
Goodwill	926,164	908,310
Intangible assets, net	1,007,194	1,035,886
Other assets, net	8,825	9,750

Total assets	$2,513,835	$2,491,565

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,379	$4,732
Accrued expenses	105,429	112,245
Deferred revenues	12,547	12,130
Current portion of long-term debt	12,492	12,494

Total current liabilities	136,847	141,601
Long-term debt, excluding current portion	936,222	933,749
Deferred income tax liabilities	201,528	200,357
Tax receivable agreement obligations to related parties	137,964	138,533
Other long-term liabilities	15,165	22,037
Commitments and contingencies
Equity:
Preferred stock (par value, $0.00001), 25,000,000 shares authorized and 0 shares issued and outstanding	—	—
Class A common stock (par value, $0.00001), 400,000,000 shares authorized and 91,208,582 and 91,064,486 shares outstanding at June 30, 2011 and December 31, 2010, respectively	1	1
Class B common stock, exchangeable (par value, $0.00001), 52,000,000 shares authorized and 24,689,142 shares outstanding at June 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	749,536	738,888
Contingent consideration	1,955	1,955
Accumulated other comprehensive loss	(1,280)	(2,569)
Retained earnings	63,444	53,250

Emdeon Inc. equity	813,656	791,525
Noncontrolling interest	272,453	263,763

Total equity	1,086,109	1,055,288

Total liabilities and equity	$2,513,835	$2,491,565

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.
Condensed Consolidated Statements of Operations
(unaudited and amounts in thousands, except share and per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenue	$282,110	$243,289	$553,608	$480,568
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	174,757	148,444	344,011	292,430
Development and engineering	9,358	8,695	18,260	17,248
Sales, marketing, general and administrative	31,498	26,243	63,145	52,362
Depreciation and amortization	38,934	29,278	76,956	57,053

Operating income	27,563	30,629	51,236	61,475
Interest income	(3)	(5)	(6)	(8)
Interest expense	12,653	15,919	25,282	31,584
Other	(2,235)	(2,060)	(3,638)	(1,770)

Income before income tax provision	17,148	16,775	29,598	31,669
Income tax provision	7,920	9,520	13,095	20,152

Net income	9,228	7,255	16,503	11,517
Net income attributable to noncontrolling interest	3,427	3,026	6,309	5,399

Net income attributable to Emdeon Inc.	$5,801	$4,229	$10,194	$6,118

Net income per share Class A common stock:
Basic	$0.06	$0.05	$0.11	$0.07

Diluted	$0.06	$0.05	$0.11	$0.07

Weighted average common shares outstanding:
Basic	91,057,293	90,061,975	91,022,516	89,879,916

Diluted	91,341,309	90,759,030	91,294,114	90,648,401

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.
Condensed Consolidated Statements of Equity
(unaudited and amounts in thousands, except share amounts)

	Class A		Class B		Additional			Other	Non-
	Common Stock		Common Stock		Paid-in	Contingent	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Consideration	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2010	90,423,941	$1	24,752,955	$—	$730,941	$—	$33,704	$(11,198)	$226,421	$979,869
Equity-based compensation expense	—	—	—	—	6,260	—	—	—	1,587	7,847
Issuance of shares in connection with equity compensation plans, net of taxes	39,582	—	—	—	113	—	—	(1)	(80)	32
Exchange of units of EBS Master for Class A common stock, net of taxes	36,829	—	(36,829)	—	425	—	—	(4)	(339)	82
Cancellation of Class B common stock, net of taxes	—	—	(26,984)	—	127	—	—	(2)	(197)	(72)
Issuance of Class A common stock in connection with acquisitions, net of taxes	361,558	—	—	—	4,279	2,667	—	(7)	874	7,813
Tax receivable agreement with related parties, net of taxes	—	—	—	—	(89)	—	—	—	—	(89)
Contribution of data sublicense intangible to EBS Master	—	—	—	—	(861)	—	—	—	1,358	497
Other	—	—	—	—	100	—	—	—	—	100
Comprehensive income:
Net income	—	—	—	—	—	—	6,118	—	5,399	11,517
Change in the fair value of interest rate swap, net of taxes	—	—	—	—	—	—	—	3,058	834	3,892
Foreign currency translation adjustment	—	—	—	—	—		—	41	10	51
Other comprehensive income amortization, net of taxes	—	—	—	—	—	—	—	1,997	544	2,541
Total comprehensive income										18,001

Balance at June 30, 2010	90,861,910	$1	24,689,142	$—	$741,295	$2,667	$39,822	$(6,116)	$236,411	$1,014,080

Balance at January 1, 2011	91,064,486	$1	24,689,142	$—	$738,888	$1,955	53,250	$(2,569)	$263,763	$1,055,288
Equity-based compensation expense	—	—	—	—	9,116	—	—	—	2,367	11,483
Issuance of shares in connection with equity compensation plans, net of taxes	144,096	—	—	—	1,590	—	—	—	(335)	1,255
Tax receivable agreements with related parties, net of taxes	—	—	—	—	(58)	—	—	—	—	(58)
Comprehensive income:
Net income	—	—	—	—	—	—	10,194	—	6,309	16,503
Foreign currency translation adjustment	—	—	—	—	—	—	—	(4)	(1)	(5)
Other comprehensive income amortization, net of taxes	—	—	—	—	—	—	—	1,293	350	1,643
Total comprehensive income										18,141

Balance at June 30, 2011	91,208,582	$1	24,689,142	$—	$749,536	$1,955	$63,444	$(1,280)	$272,453	$1,086,109

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited and amounts in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income	$16,503	$11,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,956	57,053
Equity compensation expense	11,483	7,847
Deferred income tax expense	2,058	7,250
Amortization of debt discount and issuance costs	6,945	6,300
Amortization of discontinued cash flow hedge from other comprehensive loss	1,879	2,918
Change in contingent consideration	(3,638)	(1,770)
Change in fair value of interest rate swap (not subject to hedge accounting)	(5,163)	—
Other	16	(50)
Changes in operating assets and liabilities:
Accounts receivable	(8,819)	814
Prepaid expenses and other	2,360	1,909
Accounts payable	3,925	(1,550)
Accrued expenses and other liabilities	399	(456)
Deferred revenues	417	(1,190)
Tax receivable agreement obligations to related parties	(2,913)	(1,480)

Net cash provided by operating activities	102,408	89,112

Investing activities
Purchases of property and equipment	(34,088)	(35,772)
Payments for acquisitions, net of cash acquired	(39,758)	(41,991)
Other	—	(3,000)

Net cash used in investing activities	(73,846)	(80,763)

Financing activities
Debt principal payments	(4,275)	(3,775)
Other	(1,015)	(104)

Net cash used in financing activities	(5,290)	(3,879)

Net increase in cash and cash equivalents	23,272	4,470
Cash and cash equivalents at beginning of period	99,188	211,999

Cash and cash equivalents at end of period	$122,460	$216,469

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
1. Nature of Business and Organization
Nature of Business
     Emdeon Inc. (the “Company”), through its subsidiaries and affiliates, is a provider of revenue and payment cycle management and clinical exchange solutions, connecting payers, providers and patients of the U.S. healthcare system. The Company’s solutions integrate and automate key business and administrative functions for payers and providers throughout the patient encounter, including pre-care patient eligibility and benefits verification and enrollment, clinical exchange capabilities, claims management and adjudication, payment integrity, payment distribution, payment posting and denial management and patient billing and payment processing.
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

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
Recent Accounting Pronouncements
     On December 31, 2010, the Company early adopted the clarification and additional disclosure provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2010-29, an update to FASB Accounting Standards Codification (“ASC”) Business Combination Topic. This update, which is applicable to public entities, clarifies that required pro forma financial information should be presented with an assumption that any current period acquisition occurred as of the beginning of the comparable prior annual reporting period only. Additionally, this update expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of this update had no material impact on the Company’s consolidated financial statements.
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
     In June 2011, the FASB issued Accounting Standards Update No. 2011-04, an update to FASB ASC Fair Value Measurements Topic, which clarifies the intent of the FASB regarding existing requirements, changes certain principles for measuring fair value and expands the disclosure requirements related to fair value measurements. Specifically, this update expands the restriction on the use of block discounts to all fair value measurements and provides conditions which must be satisfied prior to the application of other premiums and discounts (e.g., control premiums and discounts for lack of marketability) to fair value measurements. Additionally, this update requires the disclosure of quantitative information about significant unobservable inputs, the valuation processes in place for Level 3 measurements, the sensitivity of fair value measurements to changes in unobservable inputs, the hierarchy classification for assets and liabilities whose fair value is disclosed only in footnotes, any transfers between Level 1 and Level 2 of the fair value hierarchy and the reason nonfinancial assets measured at fair value are being used in a manner that differs from the highest and best use. This update becomes effective in periods beginning after December 15, 2011 and is required to be adopted prospectively. Early adoption is not permitted. The Company is currently evaluating the impact that the pending adoption will have on the Company’s fair value measurements and related disclosures in its consolidated financial statements.
     In June 2011, the FASB issued Accounting Standards Update No. 2011-05, an update to FASB ASC Comprehensive Income Topic, which amends the existing accounting standards related to the presentation of comprehensive income in a company’s financial statements. This update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement would present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. Under either presentation alternative, reclassification adjustments and the effect of those adjustments on net income and other comprehensive

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
income must be presented in the respective statement or statements, as applicable. This update becomes effective in periods beginning after December 15, 2011 and is required to be adopted retrospectively. Early adoption is permitted. The Company is currently evaluating which of the two presentation alternatives it will adopt, as well as the timing of such adoption (i.e., whether to adopt prior to the required effective date).
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
4. Business Combinations
     2011 Acquisition
     In May 2011, the Company acquired all of the equity interests of EquiClaim, LLC (“EquiClaim”), a technology-enabled provider of healthcare audit and recovery solutions.
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

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
     The following table summarizes certain information related to these acquisitions:

	EquiClaim	FVTech	HTMS	Chapin	CEA
Total Consideration Fair Value at Acquisition Date:
Cash paid at closing	$39,758	$20,005	$7,841	$16,096	$209,520
Class A common stock fair value	—	—	2,263	2,554	—
Estimated contingent consideration	—	13,850	8,230	3,885	2,364
Other	(247)	303	409	398	85

	$39,511	$34,158	$18,743	$22,933	$211,969

Allocation of the Consideration Transferred:
Cash	$—	$372	$1,029	$62	$533
Accounts receivable	1,983	1,736	3,270	1,322	14,412
Prepaid expenses and other current assets	74	35	—	46	4,424
Property and equipment	2,331	18,423	—	3,065	26,371
Other assets	—	29	—	12	91
Indentifiable intangible assets
Tradename (1-5 years)	160	160	190	50	3,570
Noncompetition agreements (5 years)	100	—	3,150	3,350	1,560
Customer relationships (9-16 years)	13,680	560	—	4,640	77,710
Backlog (1 year)	3,670	—	1,630	—	16,820
Goodwill	18,418	14,038	12,414	10,895	167,382
Accounts payable	(98)	(338)	(1,786)	(146)	(4,198)
Accrued expenses	(807)	(550)	(1,050)	(363)	(13,744)
Current maturities of long-term debt	—	—	(104)	—	(2,850)
Long-term debt	—	—	—	—	(32,300)
Deferred income tax liabilities	—	—	—	—	(46,980)
Other long-term liabilities	—	(307)	—	—	(832)

Total consideration transferred	$39,511	$34,158	$18,743	$22,933	$211,969

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)

	EquiClaim	FVTech	HTMS	Chapin	CEA
Other Information:
Total consideration Class A common stock (in shares)	—	—	152,532	209,026	—
Gross contractual accounts receivable	$2,094	$1,774	$3,286	$1,720	$15,873
Amount not expected to be collected	$111	$38	$16	$398	$1,461
Goodwill expected to be deductible for tax purposes	$39,483	$18,834	$9,339	$18,020	$—

Contingent Consideration Information:
Contingent consideration range	N/A	$0 - 40,000	$0 - 14,000	Maximum of 627,080 shares of Class A common stock	N/A
Remaining performance period applicable	N/A	2010-2012	2011-2012	2011-2012	N/A
Type of measurement	N/A	Level 3	Level 3	Level 3	Level 3
Key assumptions at the acquisition date:
Discount rate	N/A	11.60%	20.50%	N/A	12.60%
Expected performance	N/A	$1,500 - 27,000	90% probability	20% to 70%probability	N/A
Class A common stock price	N/A	N/A	N/A	$13.28	N/A
Marketability discount	N/A	N/A	N/A	8%	N/A

Increase (decrease) to net income:
Six months ended June 30, 2011	$—	$960	$2,750	$—	$(33)
Six months ended June 30, 2010	$—	$640	$1,130	$—	$—
     The valuation and allocation of the consideration transferred related to the EquiClaim and CEA acquisitions is subject to further change based on the outcome of a working capital settlement and the finalization and evaluation of preacquisition period tax returns, respectively.

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
5. Goodwill and Intangible Assets
     Goodwill activity during the six months ended June 30, 2011 was as follows:

	Payer	Provider	Pharmacy	Total
Balance at December 31, 2010	$322,101	$502,227	$83,982	$908,310
Acquisitions	18,418	—	—	18,418
Changes in preliminary purchase price allocation	—	(564)	—	(564)

Balance at June 30, 2011	$340,519	$501,663	$83,982	$926,164

Intangible assets subject to amortization as of June 30, 2011 consist of the following:

	Weighted	Gross
	Average	Carrying	Accumulated
	Remaining Life	Amount	Amortization	Net
Customer relationships	14.4	$1,062,113	$(206,059)	$856,054
Trade names	14.3	121,678	(23,922)	97,756
Non-compete agreements	3.8	19,656	(12,875)	6,781
Data sublicense agreement	6.6	49,600	(10,056)	39,544
Backlog	0.3	22,120	(15,061)	7,059

Total		$1,275,167	$(267,973)	$1,007,194

Amortization expense was $46,301 and $33,153 for the six months ended June 30, 2011 and 2010, respectively.
Aggregate future amortization expense for intangible assets is estimated to be:

2011 (remainder)	$43,741
2012	74,462
2013	73,789
2014	73,516
2015	71,896
Thereafter	669,790

$1,007,194

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
6. Long-Term Debt
As of June 30, 2011 and December 31, 2010, long-term debt consisted of the following:

	June 30,	December 31,
	2011	2010
Credit Facilities
$50 million Revolving Line of Credit facility, expiring on November 16, 2012 and bearing interest payable quarterly at a variable base rate plus a spread rate	$—	$—

$755 million First Lien Term Loan facility, expiring on November 16, 2013, bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (total rate 2.19% and 2.27% ) and net of unamortized discount of $23,797 and $28,628 at June 30, 2011 and December 31, 2010, respectively (effective interest rate of 3.92% at June 30, 2011)	651,228	650,172

$170 million Second Lien Term Loan facility, expiring on May 16, 2014, bearing interest at a variable base rate (LIBOR) plus a spread rate (total rate 5.19% and 5.27%) and net of unamortized discount of $10,529 and $12,136 at June 30, 2011 and December 31,2010, respectively (effective interest rate of 7.86% at June 30, 2011)	159,471	157,864

$100 million Incremental Borrowing on First Lien Term Loan facility, expiring on November 16, 2013, bearing interest at a variable base rate (LIBOR), subject to a floor, plus a spread rate (total rate 4.5% for both periods) and net of unamortized discount of $1,558 and $1,866 at June 30, 2011 and December 31, 2010, respectively (effective interest rate of 5.44% at June 30, 2011)	97,692	97,884

Obligation under data sublicense agreement	40,323	40,323
Less current portion	(12,492)	(12,494)

Long-term debt	$936,222	$933,749

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
     The Revolver expires November 2012 and provides for revolving loans not to exceed $50,000, of which $12,000 may be used for letters of credit in support of payment obligations of the Company. As of June 30, 2011, the Company had no borrowings outstanding and $50,000 available for future borrowings under the Revolver. The Company pays a quarterly commitment fee on the unused portion of the Revolver that fluctuates, based upon certain leverage ratios, between 0.375% and 0.5% per annum.
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
     The Second Lien Term Loan is subordinate to the First Lien Term Loan and Incremental First Lien Term Loan, and matures in May 2014.
     The credit agreements require EBS LLC to maintain certain financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio. The credit agreements also impose restrictions related to capital expenditures, investments, additional debt or liens, asset sales, transactions with affiliates and equity interests, among other items. Additionally, the credit agreements include restrictions on the payment of dividends or distributions (other than to fund income tax liabilities) to or advances or loans to parties that are not party to the credit agreements. In the case of dividends, the credit agreements generally limit payments to non-loan parties (including the Company) with such limitations increasing based on achievement of certain leverage ratios. Transactions with affiliates are limited to those which are approved by a majority of the noninterested members of the EBS LLC board of directors and whose terms are no less favorable than those available to an unrelated person. Substantially all of the Company’s net assets are subject to the restrictions of these credit agreements. EBS LLC believes it was in compliance with all debt covenants at June 30, 2011. This debt is secured by substantially all of the assets of EBS LLC.
Obligation Under Data Sublicense Agreement
     In October 2009 and April 2010, the Company acquired certain additional rights to specified uses of its data from WebMD in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to WebMD pursuant to an Amended and Restated Data License Agreement in connection with the 2008 Transaction. In connection with these data rights acquisitions, the Company recorded amortizable intangible assets with an estimated life of approximately eight years and corresponding obligations at inception of approximately $37,606 (net of the initial required payment of $5,653 at contract execution) and $6,341 for the October 2009 and April 2010 data acquisitions, respectively, based on the present value of the scheduled annual payments through 2018, which totaled $65,000 in the aggregate (of which $52,486 remains payable at June 30, 2011).
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
     The following table summarizes the fair value of the Company’s derivative instrument at June 30, 2011 and December 31, 2010:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
		June 30,	December 31,
	Balance Sheet Location	2011	2010
Derivatives designated as hedging instruments:
Interest rate swap	Accrued expenses	$(5,575)	$(10,738)

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
Cash Flow Hedging Relationships
     In December 2006, the Company entered into an interest rate swap agreement, which matures in December 2011, to reduce the variability of interest payments associated with its total long-term debt. The notional amount of the swap was $239,210 and $240,720 as of June 30, 2011 and December 31, 2010, respectively. Changes in the cash flows of the interest rate swap are intended to offset the changes in cash flows attributable to fluctuations in the variable base rates underlying the Company’s long-term debt obligations.
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
     The amortization of the amounts reflected in other comprehensive income related to the discontinued cash flow hedges are and continue to be reflected within interest expense in the accompanying unaudited condensed consolidated statements of operations. Amortization of amounts included in other comprehensive income related to discontinued hedges is expected to total approximately $1,925 over the next twelve months.
     The effect of the derivative instrument on the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, respectively, is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Derivatives in Cash Flow Hedging Relationships

Gain related to effective portion of derivative recognized in other comprehensive loss	$—	$3,264	$—	$4,466

Loss related to effective portion of derivative reclassified from accumulated other comprehensive loss to interest expense	$(3,769)	$(5,632)	$(7,485)	$(11,253)

Derivatives Not Designated as Hedging Instruments

Gain recognized in interest expense	$2,608	$—	$5,163	$—

8. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the Company’s derivative financial instrument and contingent consideration associated with business combinations. The table below summarizes these items as of June 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

				Significant
		Quoted in	Significant Other	Unobservable
	Balance at	Markets	Observable Inputs	Inputs
Description	June 30, 2011	Identical (Level 1)	(Level 2)	(Level 3)
Interest rate swap	$(5,575)	$—	$(5,575)	$—
Contingent consideration obligations	(10,995)	—	—	(10,995)

Total	$(16,570)	$—	$(5,575)	$(10,995)

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
     Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs to evaluate the likelihood of default by itself and by its counterparties. As of June 30, 2011, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
     The valuation of the Company’s contingent consideration obligations is determined using a probability weighted discounted cash flow method. This analysis reflects the contractual terms of the purchase agreements and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate.
     The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3).
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$(13,529)	$(24,260)	$(16,046)	$—
Issuances of contingent consideration	230	325	479	(23,645)
Settlement of contingent consideration	69	—	934	—
Total changes included in other income	2,235	2,060	3,638	1,770

Balance at end of period	$(10,995)	$(21,875)	$(10,995)	$(21,875)

Assets and Liabilities Measured at Fair Value upon Initial Recognition
     The carrying amount and the estimated fair value of financial instruments held by the Company as of June 30, 2011 were:

	Carrying
	Amount	Fair Value
Cash and cash equivalents	$122,460	$122,460
Accounts receivable	$184,992	$184,992
Long-term debt (credit facilities)	$908,391	$942,013
Cost method investment	$3,000	$3,016
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

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
9. Legal Proceedings
     On or about August 5, 2011, plaintiff Harold Litwin filed a putative class action in Delaware Chancery Court against the Company, its directors, Blackstone Capital Partners VI L.P., H&F and GA seeking to preliminarily enjoin the proposed merger of the Company and an entity formed by Blackstone Capital Partners VI L.P to acquire the Company. Plaintiff alleged that the Company’s directors breached their fiduciary duties in connection with the proposed transaction, and the Company allegedly aided and abetted those breaches. No amount of damages is stated in the complaint. The Company believes the allegations are without merit.
     In addition, in the normal course of business, the Company is involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
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
Noncontrolling Interests
     The Company has executed transactions that both increased and decreased its ownership interest in EBS Master. These changes are summarized in the following table:

	Six Months Ended
	June 30,
	2011	2010
Net income attributable to Emdeon Inc.	$10,194	$6,118

Transfers from the noncontrolling interest:

Increase in Emdeon Inc. paid-in capital for the issuance of EBS Master Units in connection with acquisitions	—	4,279
Increase in Emdeon Inc. paid-in capital for issuance of EBS Master Units in connection with equity compensation plans	1,590	113
Increase in Emdeon Inc. paid-in capital for exchange of EBS Master Units to Class A common stock of Emdeon Inc.	—	425
Increase in Emdeon Inc. paid-in capital for cancellation of EBS Master Units	—	127

Net transfers from noncontrolling interest	1,590	4,944

Change from net income attributable to Emdeon Inc. and transfers from noncontrolling interest	$11,784	$11,062

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
11. Equity-Based Compensation Plans
     During the six months ended June 30, 2011, the Company issued 333,515 restricted Class A common stock units and 1,486,800 options to purchase Class A common stock under the Company’s 2009 Equity Incentive Plan, with an aggregate grant date fair value of $15,017. These restricted Class A common stock units and options to purchase Class A common stock generally vest ratably over a four-year period.
     During the six months ended June 30, 2011 and 2010, the Company recognized equity-based compensation expense of $11,483 and $7,847, respectively.
12. Income Taxes
     Income taxes for the six months ended June 30, 2011 and 2010 amounted to an expense of $13,095 and $20,152, respectively. The Company’s effective tax rate was 44.2% for the six months ended June 30, 2011 compared with 63.6% during the same period in 2010. The Company’s effective tax rate is affected by deferred tax expense resulting from differences between the book and income tax basis of its investment in EBS Master, noncontrolling interest, changes in the Company’s valuation allowances and other factors. Changes in valuation allowances resulted in $1,413 and $5,762 of additional income tax expense for the six months ended June 30, 2011 and 2010, respectively.
     A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

Unrecognized benefit January 1, 2011	$1,368
Decrease in six months ended June 30, 2011	(6)

Unrecognized benefit June 30, 2011	$1,362

     The Company decreased its liability for uncertain tax positions during the six months ended June 30, 2011 following the lapse of the statute of limitations on an open year. The Company does not currently anticipate that the total amount of uncertain tax positions will significantly increase or decrease in the next twelve months.
     The Company recognizes interest income and expense (if any) related to income taxes as a component of income tax expense. Interest of $42 has been included in the tax provision for the six months ended June 30, 2011.
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

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
13. Tax Receivable Agreement Obligation to Related Parties
     In connection with the IPO, the Company entered into tax receivable agreements which obligate the Company to make payments to certain entities affiliated with General Atlantic and H&F and certain senior management team members and directors who held profits interests in EBS Master, called Grant Units, prior to the IPO (“Former EBS Master Grant Unit Holders”) generally equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from the 2006 Transaction, the 2008 Transaction and the exchange of EBS Master Units (along with corresponding shares of Class B common stock) for cash or shares of Class A common stock. The Company will retain the benefit of the remaining 15% of these tax savings.
     All future exchanges of EBS Master Units for cash or shares of Class A common stock related to the affiliates of General Atlantic, H&F and the Former EBS Master Grant Unit Holders who are parties to the tax receivable agreements are expected to result in an additional tax receivable obligation for the Company, with a corresponding offset to the Company’s additional paid in capital account. Subsequent adjustments of the tax receivable obligations due to certain events (e.g., realization of net operating losses, tax rate changes or the timing of cash settlement obligations) are expected to result in a corresponding adjustment of the Company’s net income. The Company recognized changes in estimate related to this obligation of approximately $226 (decrease to pretax income) for the six months ended June 30, 2011.
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

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
14. Net Income Per Share
     The following tables sets forth the computation of basic and diluted net income per share of Class A common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic net income per share:
Numerator:
Net income attributable to Emdeon Inc.	$5,801	$4,229	$10,194	$6,118
Denominator:
Weighted average common shares outstanding	91,057,293	90,061,975	91,022,516	89,879,916

Basic net income per share	$0.06	$0.05	$0.11	$0.07

Diluted net income per share:
Numerator:
Net loss excluding EBS Master	$(6,853)	$(6,774)	$(13,088)	$(13,503)
Weighted average effect of dilutive securities
Add:
Emdeon Inc. allocation of EBS Master net income	12,690	11,005	23,357	19,589

	$5,837	$4,231	$10,269	$6,086

Denominator:
Number of shares used in basic computation	91,057,293	90,061,975	91,022,516	89,879,916
Weighted average effect of dilutive securities
Add:
Exchange of Class B common stock for Class A
Restricted Class A common stock units	166,380	103,360	161,691	89,046
Contingently issuable Class A common stock	117,636	593,695	109,907	679,439

	91,341,309	90,759,030	91,294,114	90,648,401

Diluted net income per share	$0.06	$0.05	$0.11	$0.07

Due to their antidilutive effect, the following securities have been excluded from diluted net income per share for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Class B common stock	23,891,602	23,418,371	23,878,906	23,408,255
Options to purchase Class A common stock	7,571,933	5,844,226	7,123,096	5,371,146
Restricted Class A common stock units	411,809	474,745	351,937	399,035
     Additionally, 376,248 contingently issuable shares of Class A common stock have been excluded from diluted net income per share for the three and six month periods ending June 30, 2011 because the contingencies have not been resolved.

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

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
     The revenue and total segment contribution for the reportable segments are as follows:
Three Months Ended June 30, 2011

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated
Revenue from external customers
Claims management	$52,972	$—	$—	$—	$52,972
Payment services	62,507	—	—	—	62,507
Patient statements	—	65,022	—	—	65,022
Revenue cycle management	—	72,945	—	—	72,945
Dental	—	7,871	—	—	7,871
Pharmacy services	—	—	20,793	—	20,793
Inter-segment revenues	864	124	—	(988)	—

Net revenue	116,343	145,962	20,793	(988)	282,110
Costs and expenses:
Cost of operations	77,545	89,268	8,872	(928)	174,757
Development and engineering	2,869	4,713	1,776	—	9,358
Sales, marketing, general and administrative	7,058	9,439	1,287	13,714	31,498

Segment contribution	$28,871	$42,542	$8,858	$(13,774)	66,497

Depreciation and amortization					38,934
Interest income					(3)
Interest expense					12,653
Other					(2,235)

Income before income tax provision					$17,148

Three Months Ended June 30, 2010

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated
Revenue from external customers
Claims management	$49,695	$—	$—	$—	$49,695
Payment services	56,504	—	—	—	56,504
Patient statements	—	65,705	—	—	65,705
Revenue cycle management	—	43,511	—	—	43,511
Dental	—	7,947	—	—	7,947
Pharmacy services	—	—	19,927	—	19,927
Inter-segment revenue	680	72	—	(752)	—

Net revenue	106,879	117,235	19,927	(752)	243,289
Costs and expenses:
Cost of operations	69,947	71,963	7,254	(720)	148,444
Development and engineering	2,992	3,898	1,805	—	8,695
Sales, marketing, general and administrative	6,206	6,810	1,503	11,724	26,243

Segment contribution	$27,734	$34,564	$9,365	$(11,756)	59,907

Depreciation and amortization					29,278
Interest income					(5)
Interest expense					15,919
Other					(2,060)

Income before income tax provision					$16,775

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
Six Months Ended June 30, 2011

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated
Revenue from external customers
Claims management	$100,526	$—	$—	$—	$100,526
Payment services	124,742	—	—	—	124,742
Patient statements	—	128,539	—	—	128,539
Revenue cycle management	—	142,799	—	—	142,799
Dental	—	15,604	—	—	15,604
Pharmacy services	—	—	41,398	—	41,398
Inter-segment revenues	1,720	240	—	(1,960)	—

Net revenue	226,988	287,182	41,398	(1,960)	553,608
Costs and expenses:
Cost of operations	152,872	175,439	17,535	(1,835)	344,011
Development and engineering	5,727	9,032	3,501	—	18,260
Sales, marketing, general and administrative	13,871	19,955	2,589	26,730	63,145

Segment contribution	$54,518	$82,756	$17,773	$(26,855)	128,192

Depreciation and amortization					76,956
Interest income					(6)
Interest expense					25,282
Other					(3,638)

Income before income tax provision					$29,598

Six Months Ended June 30, 2010

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated
Revenue from external customers
Claims management	$94,843	$—	$—	$—	$94,843
Payment services	113,324	—	—	—	113,324
Patient statements	—	132,294	—	—	132,294
Revenue cycle management	—	84,600	—	—	84,600
Dental	—	15,884	—	—	15,884
Pharmacy services	—	—	39,623	—	39,623
Inter-segment revenue	1,554	158	—	(1,712)	—

Net revenue	209,721	232,936	39,623	(1,712)	480,568
Costs and expenses:
Cost of operations	136,578	143,521	13,979	(1,648)	292,430
Development and engineering	5,966	7,762	3,520	—	17,248
Sales, marketing, general and administrative	13,166	13,700	3,061	22,435	52,362

Segment contribution	$54,011	$67,953	$19,063	$(22,499)	118,528

Depreciation and amortization					57,053
Interest income					(8)
Interest expense					31,584
Other					(1,770)

Income before income tax provision					$31,669

Emdeon Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited and amounts in thousands, except share and per share amounts)
16. Accumulated Other Comprehensive (Loss) Income
     The following is a summary of the accumulated other comprehensive (loss) income balances, net of taxes and noncontrolling interest, as of and for the six months ended June 30, 2011.

	Foreign		Accumulated
	Currency	Discontinued	Other
	Translation	Cash Flow	Comprehensive
	Adjustment	Hedge	(Loss) Income

Balance at January 1, 2011	$34	$(2,603)	$(2,569)
Change associated with foreign currency translation	(4)	—	(4)
Reclassification into earnings	—	1,293	1,293

Balance at June 30, 2011	$30	$(1,310)	$(1,280)

17. Subsequent Events
     On August 3, 2011, the Company entered into a definitive merger agreement with Blackstone Capital Partners VI L.P. under which this Blackstone fund will acquire a controlling interest in the Company in a transaction valued at approximately $3 billion. H&F will maintain a significant noncontrolling equity interest in the Company. Under the terms of the merger agreement, holders of the Company’s common stock will receive $19.00 per share in cash.
     The transaction is subject to customary closing conditions, including approval by the Company’s stockholders and clearance under the Hart-Scott-Rodino Act, and is currently expected to be completed in the second half of 2011. Following completion of the proposed transaction, the Company will become a privately held company and its Class A common stock will no longer be traded on the New York Stock Exchange.

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
Forward-Looking Statements
     This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read this Quarterly Report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. For further information about these and other factors that could affect our future results, please see the risk factors contained in the section titled “Risk Factors” in our Form 10-K and in Part II, Item 1A of this Quarterly Report.
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
Overview
     We are a leading provider of revenue and payment cycle management and clinical information exchange solutions connecting payers, providers and patients in the U.S. healthcare system. Our solutions integrate and automate key business and administrative functions of our payer and provider customers throughout the patient encounter, including pre-care patient eligibility and benefits verification and enrollment, clinical information exchange capabilities, claims management and adjudication, payment integrity, payment distribution, payment posting and denial management and patient billing and payment processing. Our customers are able to improve efficiency, reduce costs, increase cash flow and more efficiently manage the complex revenue and payment cycle and clinical information exchange processes by using our comprehensive suite of solutions.
     We deliver our solutions and operate our business in three business segments: (i) payer services, which provides solutions to commercial insurance companies, third party administrators and governmental payers; (ii) provider services, which provides solutions to hospitals, physicians, dentists and other healthcare providers, such as labs and home healthcare providers; and (iii) pharmacy services, which provides solutions to pharmacies, pharmacy benefit management companies, government agencies and other payers. Through our payer services segment, we provide payment cycle solutions, both directly and through our network of channel partners that help simplify the administration of healthcare related to insurance eligibility and benefit verification, claims filing, payment integrity and claims and payment distribution. Additionally, we provide consulting services through our payer services segment. Through our provider services segment, we provide revenue cycle management solutions, patient billing and payment services, government program eligibility and enrollment services and clinical information exchange capabilities, both directly and through our channel partners, that simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow. Through our pharmacy services segment, we provide electronic prescribing and other electronic solutions to pharmacies, pharmacy benefit management companies and government agencies related to prescription benefit claim filing, adjudication and management.
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
     Part of our strategy also includes the development and introduction of new solutions. Our new and updated solutions are likely to require us to incur development and engineering expenditures at levels similar to, and possibly greater than, recent years’ expenditures in order to successfully develop and achieve market acceptance of such solutions. We also may acquire, or enter into agreements with third parties to assist us in providing, new solutions. For example, we offer our electronic payment solutions through banks or vendors who contract with banks and other financial service firms. The costs of these initiatives or the failure to achieve broad penetration in target markets with respect to new or updated solutions may negatively affect our results of operations and margins. Because newly introduced solutions generally will have lower margins initially as compared to our existing and more mature solutions, our margins may be adversely affected on a percentage basis until these new solutions achieve scale and maturity. Though the revenue and expenditures from these newly introduced solutions was not significant enough to have a material effect on our margins in 2010, if the revenue or expenditures from these or future new solutions increase significantly during 2011 or future years, our margin growth could be negatively impacted until such time as these new solutions reach scale and maturity.
     In addition to our internal development efforts, we actively evaluate opportunities to improve and expand our solutions through strategic acquisitions. Our acquisition strategy focuses on identifying acquisitions that improve and streamline the business and administrative functions of healthcare. We believe our broad customer footprint allows us to deploy acquired solutions into our installed base, which, in turn, can help to accelerate growth of our acquired businesses. We also believe our management team’s ability to identify acquisition opportunities that are complementary and synergistic to our business, and to integrate them into our existing operations with minimal disruption, will continue to play an important role in the expansion of our business and in our growth. Our success in acquiring and integrating acquired businesses into our existing operations, the associated costs of such acquisitions, including integration costs, and the operating characteristics of the acquired businesses also may impact our results of operations and margins. Because the businesses we have acquired recently generally have lower margins than our existing businesses, primarily as a result of their lack of scale and maturity, our margins on a percentage basis may be adversely affected in the periods subsequent to an acquisition from revenue mix changes and integration activities associated with these acquisitions. For example, the acquisitions we completed during 2010 negatively impacted our percentage margin growth during 2010. We currently expect a similar, and possibly greater, impact during 2011 as the revenues from these 2010 acquisitions increase relative to our overall revenues.
     We also expect to continue to be affected by general economic, regulatory and demographic factors affecting the healthcare industry. For several years, there has been pricing pressure in our industry, which has led and is expected to continue to lead to reduced prices for the same services. We have sought in the past and will continue to seek to mitigate pricing pressure by (i) providing additional value-added solutions, (ii) increasing the volume of solutions we provide and (iii) managing our costs. In addition, significant changes in regulatory schemes, such as the updated Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) Version 5010 standard electronic transaction code set requirements for ICD-10 (“HIPAA Version 5010”), American Recovery and Reinvestment Act of 2009, Patient Protection and Affordable Care Act and other federal healthcare policy initiatives, could impact our customers’ healthcare activities. For example, because HIPAA Version 5010 becomes mandatory on January 1, 2012, we expect to incur increased operating costs and capital expenditures related to compliance with HIPAA Version 5010 testing and conversion efforts throughout 2011.

     Demographic trends affecting the healthcare industry, such as population growth and aging or continued high unemployment rates as a result of recent adverse economic conditions, also could affect the frequency and nature of our customers’ healthcare transactional activity. The impact of such changes could impact our revenues, cost of operations and infrastructure expenses and thereby affect our results of operations and the way we operate our business. For example, an increase in the U.S. population, if such increase is accompanied by an increase in the U.S. population that has health benefits, or the aging of the U.S. population, which requires an overall increased need for healthcare services, may result in an increase in our transaction volumes which, in turn, may increase our revenues and cost of operations. Alternatively, a continuation of the recent general economic downturn, which reduces the number of discretionary health procedures by patients, or a persistent high unemployment rate, if such unemployment rate is accompanied by a decrease in the U.S. population that has health benefits, may lessen healthcare utilization which may decrease or offset other growth in our transaction volumes, which, in turn, may adversely impact our revenues and cost of operations. For example, for the year ended December 31, 2010 and the six months ended June 30, 2011, revenues for each of our payer services, provider services and pharmacy services segments were adversely affected by the impact of lower healthcare utilization trends driven by continued high unemployment and other economic factors.
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
Recent Developments
     In May 2011, the Company acquired all of the equity interests of EquiClaim, LLC (“EquiClaim”), a technology-enabled provider of healthcare audit and recovery solutions, and entered into certain other related agreements with MultiPlan, Inc., the parent of EquiClaim, for approximately $41.0 million in cash.
     On August 3, 2011, the Company entered into a definitive merger agreement with Blackstone Capital Partners VI L.P. under which this Blackstone fund will acquire a controlling interest in the Company in a transaction valued at approximately $3 billion. H&F will maintain a significant noncontrolling equity interest in the Company. Under the terms of the merger agreement, holders of the Company’s common stock will receive $19.00 per share in cash. The transaction is subject to customary closing conditions, including approval by the Company’s stockholders and clearance under the Hart-Scott-Rodino Act, and is currently expected to be completed in the second half of 2011. Following completion of the proposed transaction, the Company will become a privately held company and its Class A common stock will no longer be traded on the New York Stock Exchange.

Our Revenues and Expenses
     We generate virtually all of our revenue by using technology solutions to provide services to our customers that automate and simplify business and administrative functions for payers, providers and pharmacies, generally on either a per transaction, per document, per communication or per member per month basis, or, in some cases, on a monthly flat-fee, contingent fee or hourly basis.
     Cost of operations consists primarily of costs related to services we provide to customers and costs associated with the operation and maintenance of our networks. These costs include (i) postage and materials costs related to our patient statements and payment services, (ii) rebates paid to our channel partners and (iii) data communications costs, all of which generally vary with our revenues and/or volumes. Cost of operations also includes (i) personnel costs associated with production, network operations, customer support and other personnel, (ii) facilities expenses and (iii) equipment maintenance, all of which vary less directly with our revenue and/or volumes due to the fixed or semi-fixed nature of these expenses.
     The largest component of our cost of operations is currently postage which is incurred in our patient statements and payment services and which is also a component of our revenue in those businesses. Our postage costs increase as our patient statements and payment services volumes increase and also when the U.S. Postal Service increases postage rates. U.S. postage rate increases, while generally billed as pass-through costs to our customers, affect our cost of operations as a percentage of revenue. In prior years, we have offset the impact of postage rate increases through cost reductions from efficiency measures, including data communication expense reductions and production efficiencies. Though we plan to continue our efficiency measures, we may not be able to offset the impact of postage rate increases in the future and, as a result, cost of operations as a percentage of revenue may rise if postage rate increases continue. Although the U.S. Postal Service increased postage rates annually from 2006 to 2009, annual increases may not occur as regularly in the future. For example, no postage rate increase occurred in 2010, and increases for 2011 were limited to only certain categories of mailings.
     Rebates are paid to channel partners for electronic and other volumes delivered through our network to certain payers and can be impacted by the number of exclusive or other comprehensive management services agreements we execute with payers, the associated rate structure with our payer customers, the success of our direct sales efforts for provider revenue cycle management solutions and the extent to which direct connections to payers are developed by channel partners.
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
     Development and engineering expense consists primarily of personnel costs related to the development, management and maintenance of our current and future solutions. We plan to invest more in this area in the future as we develop new and enhance existing solutions.
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
     Our development and engineering expense, sales, marketing, general and administrative expense and our corporate expense, while related to our current operations, are also affected and influenced by our future plans including the development of new solutions, business strategies and enhancement and maintenance of our infrastructure.
     Our depreciation and amortization expense is related to depreciation of our property and equipment, including technology assets and amortization of intangible assets acquired and recorded in conjunction with acquisition method accounting. During 2010, we made increased investments in property and equipment primarily related to our new data center, print equipment upgrades in our patient statements facility, product development, efficiency measures and system upgrades related to regulatory requirements, such as HIPAA Version 5010. In addition, our increased acquisition activity in 2010 resulted in an increase in acquired technology and intangible assets, as well as increased capital expenditure requirements due to the inclusion of development and engineering infrastructures of the acquired businesses. As a result of these investments, we expect our depreciation and amortization expense to increase in 2011 and future years.
     Our interest expense consists principally of cash interest associated with our long-term debt obligations and our interest rate swap agreement. Interest expense also includes non-cash interest associated with the amortization of the debt discount recorded in connection with the 2008 Transaction, borrowing costs and discounts related to debt issuance, amortization of our discontinued cash flow hedges and changes in the fair value of our interest rate swap agreement during periods when the interest rate swap agreement has not been subject to hedge accounting. Due to the unusually low interest rates on the variable portion of our long-term debt during the past few years, our interest expense has been less than otherwise would have been expected. If market interest rates on the variable portion of our long-term debt increase in the future, our interest expense would increase. The amount of our interest expense also could increase if and when we refinance our current long-term debt obligations.
     Our income taxes consist of federal and state income taxes. These amounts include current income taxes payable as well as income taxes for which the payment is deferred to future periods and dependent on the occurrence of future events. Our income tax expense may vary from the expense that would be expected based on statutory rates due principally to our organizational structure and differences in the book and tax basis of our investment in EBS Master. The recognition of valuation allowances related to certain net operating loss carryovers can also affect our income tax expense. For additional information see the discussion of income taxes in the section “Significant Items Affecting Comparability-Income Taxes”.
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

Date	Business	Description	Affected Segment
January 2010	Future Vision Investment Group, L.L.C. (“FVTech”)	Electronic data conversion and management solutions	Provider; Payer

March 2010	Healthcare Technology Management Services, Inc. (“HTMS”)	Consulting solutions	Payer

April 2010	Data Rights	Acquired certain additional rights to specified uses of data from WebMD	N/A

June 2010	Chapin Revenue Cycle Management, LLC (“Chapin”)	Accounts receivable denial and recovery services	Provider

October 2010	Chamberlin Edmonds & Associates, Inc. (“CEA”)	Government program eligibility and enrollment services	Provider

May 2011	EquiClaim	Technology-enabled provider of healthcare audit and recovery solutions	Payer

     For certain of our 2010 acquisitions, we agreed to transfer additional consideration to the sellers of the acquired businesses in the event that specified performance measures are achieved. U.S. generally accepted accounting principles require us to recognize the initial fair value of the expected amount to be paid under such contingent consideration arrangements as a component of the total consideration transferred. Subsequent changes in the fair value of the amounts expected to be paid, however, are generally required to be recognized as a component of net income. Such changes in fair value may occur based on changes in the expected timing or amount of payments or the effect of discounting the liability for the time value of money. During the three and six months ended June 30, 2011, we recognized a net increase in pretax income of $2.2 million and $3.6 million, respectively, related to changes in fair value of contingent consideration related to acquisitions.
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
     Income Taxes
     Our statutory federal and state income tax rate ranges from 38% to 40%. Our effective income tax rate, however, is affected by several factors. The following table and subsequent commentary reconciles our federal statutory rate to our effective income tax rate and the subsequent commentary describes the more significant of the reconciling factors:

	Six Months Ended June 30,
	2011	2010
Statutory U.S. federal tax rate	35.0%	35.0%
State income taxes (net of federal benefit)	5.7	5.6
Meals and entertainment	0.6	1.0
Other	0.9	(0.9)
Tax credits	(1.2)	—
Equity-based compensation	2.9	1.6
Non-timing basis differences	7.8	18.5
Noncontrolling interest	(7.5)	(5.9)
Change in valuation allowance	—	8.7

Effective income tax rate	44.2%	63.6%

     Equity-based compensation — Prior to the IPO, certain members of our senior management team and board of directors held profits interests in EBS Master which had only a nominal, if any, value at the date they were originally granted. Because of this nominal value, each of the profits interest holders had made an election to pay income taxes based on the fair value of the profits interest on the grant date. As a result, while the Company continues to recognize compensation expense related to these awards as they vest, the Company receives no tax deduction related to these awards.
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

     Change in valuation allowance — We record valuation allowances or reverse existing valuation allowances related to assumed future income tax benefits depending on circumstances and factors related to our business. During the six months ended June 30, 2010, we recognized a capital loss for tax purposes. Because we do not anticipate being able to recognize the benefit of this capital loss in the foreseeable future, we increased our valuation allowance by approximately $2.9 million related to this matter. Additionally, we increased our valuation allowance in the six months ended June 30, 2011 and 2010 related to state net operating losses by approximately $1.4 million and $2.9 million, respectively, as a result of incremental losses of a corporate consolidated subsidiary.
     Interest Rate Swap
     In order to manage our exposure to fluctuations in interest rates, we maintain an interest rate swap agreement which has the effect of converting a portion of our obligations under our credit agreements to a fixed rate of interest. Beginning in September 2008, we designated this interest rate swap agreement as a hedge of variability in our cash flows such that changes in the value of this instrument were reflected within accumulated comprehensive income. Effective October 1, 2010, we removed the hedge designation for this interest rate swap to take advantage of lower variable interest rates under our credit agreements such that changes in the fair value of this swap agreement are once again reflected within interest expense for all periods following October 1, 2010. For the three and six months ended June 30, 2011, interest expense was reduced by $2.6 million and $5.2 million, respectively, due to changes in the fair value of this interest rate swap agreement.
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
     We believe there have been no significant changes during the six months ended June 30, 2011 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Results of Operations
The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2011 and 2010, respectively.

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
		% of		% of		% of		% of
	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Revenue(1)
Revenues (2)
Payer Services	$116,343	41.2%	$106,879	43.9%	$226,988	41.0%	$209,721	43.6%
Provider Services	145,962	51.7	117,235	48.2	287,182	51.9	232,936	48.5
Pharmacy Services	20,793	7.4	19,927	8.2	41,398	7.5	39,623	8.2
Eliminations	(988)	(0.4)	(752)	(0.3)	(1,960)	(0.4)	(1,712)	(0.4)

Total revenues	282,110	100.0	243,289	100.0	553,608	100.0	480,568	100.0

Costs of operations
Payer Services	77,545	66.7	69,947	65.4	152,872	67.3	136,578	65.1
Provider Services	89,268	61.2	71,963	61.4	175,439	61.1	143,521	61.6
Pharmacy Services	8,872	42.7	7,254	36.4	17,535	42.4	13,979	35.3
Eliminations	(928)		(720)		(1,835)		(1,648)

Total costs of operations	174,757	61.9	148,444	61.0	344,011	62.1	292,430	60.9

Development and engineering
Payer Services	2,869	2.5	2,992	2.8	5,727	2.5	5,966	2.8
Provider Services	4,713	3.2	3,898	3.3	9,032	3.1	7,762	3.3
Pharmacy Services	1,776	8.5	1,805	9.1	3,501	8.5	3,520	8.9
Eliminations	—		—		—		—

Total development and engineering	9,358	3.3	8,695	3.6	18,260	3.3	17,248	3.6

Sales, marketing, general and admin
Payer Services	7,058	6.1	6,206	5.8	13,871	6.1	13,166	6.3
Provider Services	9,439	6.5	6,810	5.8	19,955	6.9	13,700	5.9
Pharmacy Services	1,287	6.2	1,503	7.5	2,589	6.3	3,061	7.7
Eliminations	(60)		(32)		(125)		(66)

Total sales, marketing, general and admin excluding corporate	17,724	6.3	14,487	6.0	36,290	6.6	29,861	6.2

Income from segment operations	80,271	28.5	71,663	29.5	155,047	28.0	141,029	29.3
Corporate expense	13,774	4.9	11,756	4.8	26,855	4.9	22,501	4.7
Depreciation and amortization	38,934	13.8	29,278	12.0	76,956	13.9	57,053	11.9

Operating income	27,563	9.8	30,629	12.6	51,236	9.3	61,475	12.8
Interest income	(3)	(0.0)	(5)	(0.0)	(6)	(0.0)	(8)	(0.0)
Interest expense	12,653	4.5	15,919	6.5	25,282	4.6	31,584	6.6
Other (gain) loss	(2,235)	(0.8)	(2,060)	(0.8)	(3,638)	(0.7)	(1,770)	(0.4)

Income before income tax provision	17,148	6.1	16,775	6.9	29,598	5.3	31,669	6.6
Income tax provision	7,920	2.8	9,520	3.9	13,095	2.4	20,152	4.2

Net income (loss)	9,228	3.3%	7,255	3.0%	16,503	3.0%	11,517	2.4%
Net income (loss) attributable to noncontrolling interest	3,427		3,026		6,309		5,399

Net income (loss) attributable to Emdeon Inc.	$5,801		$4,229		$10,194		$6,118

(1)	All references to percentage of revenues for expense components refer to the percentage of revenues for such segment.

(2)	See “Note 15-Segment Reporting” to our unaudited condensed consolidated financial statements for further detail of our revenues within each reportable segment.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Revenues
     Our total revenues were $282.1 million for the three months ended June 30, 2011 as compared to $243.3 million for the three months ended June 30, 2010, an increase of $38.8 million, or 16.0%.
     On an overall basis, revenues for our payer services, provider services and pharmacy services segments were adversely affected during the three months ended June 30, 2011 and 2010 by the continued impact of lower healthcare utilization driven by high unemployment and other adverse economic factors. Additional factors affecting our revenues are described in the following paragraphs.
     Our payer services segment revenue is summarized in the following table:

	June 30,	June 30,
	2011	2010	$ Change
Claims management	$52,972	$49,695	$3,277
Payment services	62,507	56,504	6,003
Intersegment revenue	864	680	184

	$116,343	$106,879	$9,464

     Claims management revenues for the three months ended June 30, 2011 increased by $3.3 million, or 6.6%, as compared to the prior year period. Claims management revenues for the three months ended June 30, 2011 include $4.1 million related to the EquiClaim acquisition. Excluding this revenue, claims management revenues for the three months ended June 30, 2011 decreased by $0.8 million, or 1.7%, as compared to the prior year period primarily due to the impact of market pricing pressures on our average transaction rates.
     Payment services revenues for the three months ended June 30, 2011 increased by approximately $6.0 million, or 10.6%, as compared to the prior year period. This increase was primarily driven by new sales and implementations and the impact of the U.S. postage rate increase effective in April 2011.
     Our provider services segment revenue is summarized in the following table:

	June 30,	June 30,
	2011	2010	$ Change
Patient statements	$65,022	$65,705	$(683)
Revenue cycle management	72,945	43,511	29,434
Dental	7,871	7,947	(76)
Intersegment revenue	124	72	52

	$145,962	$117,235	$28,727

     Patient statements revenues for the three months ended June 30, 2011 decreased by $0.7 million, or 1.0%, as compared to the prior year period primarily due to customer attrition, partially offset by new sales and implementations and the impact of the U.S. postage rate increase effective in April 2011.
     Revenue cycle management revenues for the three months ended June 30, 2011 increased by $29.4 million, or 67.6%, as compared to the prior year period. Revenue cycle management revenues for the three months ended June 30, 2011 included $27.4 million related to the CEA and Chapin acquisitions. Excluding these revenues, revenue cycle management revenues for the three months ended June 30, 2011 increased by $2.0 million, or 4.7%. This increase was primarily due to new sales and implementations, partially offset by customer attrition.

     Dental revenues for the three months ended June 30, 2011 were generally consistent with those reflected in the prior year period.
     Our pharmacy services segment revenues were $20.8 million for the three months ended June 30, 2011 as compared to $19.9 million for the three months ended June 30, 2010, an increase of $0.9 million, or 4.3%. This increase was primarily due to new sales and implementations.
     Cost of Operations
     Our total cost of operations was $174.8 million for the three months ended June 30, 2011 as compared to $148.4 million for the three months ended June 30, 2010, an increase of $26.3 million, or 17.7%.
     Our cost of operations for our payer services segment was approximately $77.5 million for the three months ended June 30, 2011 as compared to $69.9 million for the three months ended June 30, 2010, an increase of $7.6 million, or 10.9%. As a percentage of revenue, our payer services cost of operations increased to 66.7% for the three months ended June 30, 2011 as compared to 65.4% for the three months ended June 30, 2010. The increase in our payer services cost of operations is primarily due to revenue growth in payment services, including the impact of the U.S. postage rate increase effective in April 2011, and the inclusion of the EquiClaim business acquired in May 2011. The increase as a percentage of revenue was primarily due to changes in revenue mix between our payment services solutions, which generally have higher costs of operations and our historical claims management services, which generally have lower costs of operations.
     Our cost of operations for our provider services segment was $89.3 million for the three months ended June 30, 2011 as compared to $72.0 million for the three months ended June 30, 2010, an increase of $17.3 million, or 24.0%. As a percentage of revenue, our provider services cost of operations was generally consistent at 61.2% for the three months ended June 30, 2011 as compared to 61.4% for the three months ended June 30, 2010. The increase in our provider services cost of operations is primarily due to the inclusion the CEA and Chapin businesses acquired in 2010 and the impact of the U.S. postage rate increase effective in April 2011. This increase in provider services cost of operations was partially offset by a change in revenue mix between our patient statements services, which generally have a higher cost of operations and revenue cycle management services, which generally have a lower cost of operations. The generally consistent level of provider services cost of operations as a percentage of revenue was primarily due to this change in revenue mix.
     Our cost of operations for our pharmacy services segment was $8.9 million for the three months ended June 30, 2011 as compared to $7.3 million for the three months ended June 30, 2010, an increase of $1.6 million, or 22.3%. The increase in pharmacy services cost of operations and as a percentage of revenue was primarily attributable to additional customer service personnel and costs incurred in advance of the launch of new solutions to pharmacies.
     Development and Engineering Expense
     Our total development and engineering expense was $9.4 million for the three months ended June 30, 2011 as compared to $8.7 million for the three months ended June 30, 2010, an increase of $0.7 million, or 7.6%. The increase in development and engineering expense was primarily related to the inclusion of the development and engineering infrastructures associated with our recently acquired businesses.
     Sales, Marketing, General and Administrative Expense (Excluding Corporate Expense)
     Our total sales, marketing, general and administrative expense (excluding corporate expense) was $17.7 million for the three months ended June 30, 2011 as compared to $14.5 million for the three months ended June 30, 2010, an increase of $3.2 million, or 22.3%.
     Our sales, marketing, general and administrative expense for our payer services segment was $7.1 million for the three months ended June 30, 2011 as compared to $6.2 million for the three months ended June 30, 2010, an increase of $0.9 million, or 13.7%. The increase in our payer services sales, marketing, general and administrative expense was primarily due to a change in incentive compensation arrangements related to certain solutions and the inclusion of the EquiClaim business acquired in May 2011.

     Our sales, marketing, general and administrative expense for our provider services segment was $9.4 million for the three months ended June 30, 2011 as compared to $6.8 million for the three months ended June 30, 2010, an increase of $2.6 million, or 38.6%. The increase in our provider services sales, marketing, general and administrative expense was primarily due to the inclusion of the infrastructures associated with the CEA and Chapin acquisitions.
     Our sales, marketing, general and administrative expense for our pharmacy services segment was $1.3 million for the three months ended June 30, 2011 as compared to $1.5 million for the three months ended June 30, 2010, a decrease of $0.2 million, or 14.4%. The decrease in pharmacy services sales, marketing, general and administrative expense was primarily due to transfers of administrative personnel to operations roles in connection with integration activities.
     Corporate Expense
     Our corporate expense was $13.8 million for the three months ended June 30, 2011 as compared to $11.8 million for the three months ended June 30, 2010, an increase of $2.0 million, or 17.2%. Corporate expense includes approximately $2.6 million of equity-based compensation for the three months ended June 30, 2011 as compared to $1.7 million for the three months ended June 30, 2010. Excluding this equity-based compensation, corporate expense was $11.2 million for the three months ended June 30, 2011 as compared to $10.1 million for the three months ended June 30, 2010, an increase of $1.1 million, or 11.1%. This increase was primarily due to additional personnel costs to support the Company’s growth.
     Depreciation and Amortization Expense
     Our depreciation and amortization expense was $38.9 million for the three months ended June 30, 2011 as compared to $29.3 million for the three months ended June 30, 2010, an increase of $9.7 million, or 33.0%. This increase was primarily due to depreciation of property and equipment placed in service subsequent to June 30, 2010, as well as additional depreciation and amortization expense related to acquisitions.
     Interest Expense
     Our interest expense was $12.7 million for the three months ended June 30, 2011 as compared to $15.9 million for the three months ended June 30, 2010, a decrease of $3.3 million, or 20.5%. Interest expense for the three months ended June 30, 2011 was reduced by $2.6 million related to a change in the fair value of our interest rate swap agreement following our removal of its designation as a cash flow hedge in October 2010. The remaining decrease was primarily due to a scheduled decrease in the notional amount of our interest rate swap agreement of $111.6 million that occurred on December 31, 2010 which caused less of our debt to be subject to the higher fixed rate of our interest rate swap agreement during the three months ended June 30, 2011.
     Income Taxes
     Our income tax expense was $7.9 million for the three months ended June 30, 2011 as compared to $9.5 million for the three months ended June 30, 2010, a decrease of $1.6 million, or 16.8%. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to the change in our book basis versus tax basis of our investment in EBS Master, including the effect of income allocated to a noncontrolling interest, valuation allowance changes, state income tax rate changes and the impact of other permanent differences relative to pretax income. During the three months ended June 30, 2011 and 2010, the Company recognized an increase in income tax expense of $0.8 million and $1.4 million related to changes in valuation allowances.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     Revenues
     Our total revenues were $553.6 million for the six months ended June 30, 2011 as compared to $480.6 million for the six months ended June 30, 2010, an increase of approximately $73.0 million, or 15.2%.
     On an overall basis, revenues for our payer services, provider services and pharmacy services segments were adversely affected during the six months ended June 30, 2011 by the continued impact of lower healthcare utilization driven by high unemployment and other adverse economic factors. Additional factors affecting our revenues are described in the following paragraphs.
     Our payer services segment revenue is summarized in the following table:

	June 30,	June 30,
	2011	2010	$ Change
Claims management	$100,526	$94,843	$5,683
Payment services	124,742	113,324	11,418
Intersegment revenue	1,720	1,554	166

	$226,988	$209,721	$17,267

     Claims management revenues for the six months ended June 30, 2011 increased by approximately $5.7 million, or 6.0%, as compared to the prior year period. Claims management revenues for the six months ended June 30, 2011 include $18.3 million related to the EquiClaim, FVTech and HTMS acquisitions as compared to approximately $7.4 million for the six months ended June 30, 2010. Excluding these revenues, claims management revenues for the six months ended June 30, 2011 decreased by $5.2 million, or 6.0%, as compared to the prior year period primarily due to the impact of market pricing pressures on our average transaction rates.
     Payment services revenues for the six months ended June 30, 2011 increased by approximately $11.4 million, or 10.1%, as compared to the prior year period. This increase was primarily driven by new sales and implementations and the impact of the U.S. postage rate increase effective in April 2011.
     Our provider services segment revenue is summarized in the following table:

	June 30,	June 30,
	2011	2010	$ Change
Patient statements	$128,539	$132,294	$(3,755)
Revenue cycle management	142,799	84,600	58,199
Dental	15,604	15,884	(280)
Intersegment revenue	240	158	82

	$287,182	$232,936	$54,246

     Patient statements revenues for the six months ended June 30, 2011 decreased by approximately $3.8 million, or 2.8%, primarily due to customer attrition, partially offset by new sales and implementations and the impact of the U.S. postage rate increase effective in April 2011.
     Revenue cycle management revenues for the six months ended June 30, 2011 include $53.9 million related to the CEA and Chapin acquisitions as compared to approximately $0.3 million for the six months ended June 30, 2010. Excluding these revenues, revenue cycle management revenues for six months ended June 30, 2011 increased by $4.6 million, or 5.5%. This increase was primarily due to new sales and implementations, partially offset by customer attrition.
     Dental revenues for the six months ended June 30, 2011 were generally consistent with those reflected in the comparable prior year period.

     Our pharmacy services segment revenues were $41.4 million for the six months ended June 30, 2011 as compared to $39.6 million for the six months ended June 30, 2010, an increase of approximately $1.8 million, or 4.5%. This increase was primarily due to new sales and implementations.
     Cost of Operations
     Our total cost of operations was $344.0 million for the six months ended June 30, 2011 as compared to $292.4 million for the six months ended June 30, 2010, an increase of approximately $51.6 million, or 17.6%.
     Our cost of operations for our payer services segment was approximately $152.9 million for the six months ended June 30, 2011 as compared to $136.6 million for the six months ended June 30, 2010, an increase of approximately $16.3 million, or 11.9%. As a percentage of revenue, our payer services cost of operations increased to 67.3% for the six months ended June 30, 2011 as compared to 65.1% for the six months ended June 30, 2010. The increase in our payer services cost of operations is primarily due to revenue growth in payment services, including the impact of the U.S. postage rate increase effective in April 2011, and the inclusion of the acquired FVTech, HTMS and EquiClaim businesses. The increase as a percentage of revenue was primarily due to changes in revenue mix between our payment services solutions and recently acquired FVTech, HTMS and EquiClaim businesses, which generally have higher cost of operations, as compared to our historical claims management services, which generally have lower cost of operations.
     Our cost of operations for our provider services segment was $175.4 million for the six months ended June 30, 2011 as compared to $143.5 million for the six months ended June 30, 2010, an increase of approximately $31.9 million, or 22.2%. As a percentage of revenue, our provider services segment cost of operations decreased to 61.1% for the six months ended June 30, 2011 as compared to 61.6% for the six months ended June 30, 2010. The increase in our provider services cost of operations is primarily due the inclusion of the CEA and Chapin businesses acquired in 2010 and the impact of the U.S. postage rate increase effective in April 2011. This increase in provider services cost of operations was partially offset by a change in revenue mix between our patient statements services, which generally have higher cost of operations, and revenue cycle management services, which generally have lower cost of operations. The decrease in our provider services cost of operations as a percentage of revenue was primarily due to this change in revenue mix.
     Our cost of operations for our pharmacy services segment was $17.5 million for the six months ended June 30, 2011 as compared to $14.0 million for the six months ended June 30, 2010, an increase of approximately $3.6 million, or 25.4%. The increase in pharmacy services cost of operations and as a percentage of revenue was primarily attributable to additional customer service personnel and costs incurred in advance of the launch of new solutions to pharmacies.
     Development and Engineering Expense
     Our total development and engineering expense was $18.3 million for the six months ended June 30, 2011 as compared to $17.3 million for the six months ended June 30, 2010, an increase of approximately $1.0 million, or 5.9%. The increase was primarily due to the inclusion of the development and engineering infrastructures associated with our recently acquired businesses.
     Sales, Marketing, General and Administrative Expense (Excluding Corporate Expense)
     Our total sales, marketing, general and administrative expense (excluding corporate expense) was $36.3 million for the six months ended June 30, 2011 as compared to $29.9 million for the six months ended June 30, 2010, an increase of approximately $6.4 million, or 21.5%.
     Our sales, marketing, general and administrative expense for our payer services segment was approximately $13.9 million for the six months ended June 30, 2011 as compared to $13.2 million for the six months ended June 30, 2010, an increase of approximately $0.7 million, or 5.4%. The increase in our payer services sales, marketing, general and administrative expense was primarily due to the inclusion of the infrastructures associated with recently acquired businesses.
     Our sales, marketing, general and administrative expense for our provider services segment was approximately $20.0 million for the six months ended June 30, 2011 as compared to $13.7 million for the six months ended June 30, 2010, an increase of approximately $6.3 million, or 45.7%. The increase in our provider services sales, marketing, general and administrative expense was primarily due to the inclusion of the infrastructures associated with recently acquired businesses.

     Our sales, marketing, general and administrative expense for our pharmacy services segment was approximately $2.6 million for the six months ended June 30, 2011 as compared to $3.1 million for the six months ended June 30, 2010, a decrease of approximately $0.5 million, or 15.4%. The decrease in pharmacy services sales, marketing, general and administrative expense was primarily due to transfers of administrative personnel to operations roles in connection with integration activities.
     Corporate Expense
     Our corporate expense was $26.9 million for the six months ended June 30, 2011 as compared to $22.5 million for the six months ended June 30, 2010, an increase of approximately $4.4 million, or 19.4%. Corporate expense includes approximately $4.9 million and $3.5 million of equity-based compensation for the six months ended June 30, 2011 and 2010, respectively. Excluding this equity-based compensation, corporate expense was $21.9 million for the six months ended June 30, 2011 as compared to $19.0 million for the six months ended June 30, 2010, an increase of approximately $2.9 million, or 15.2%. The increase over the prior year period was impacted by a favorable lease termination adjustment during the six months ended June 30, 2010. Apart from this non-recurring item, the remaining increase was primarily due to additional personnel costs to support the Company’s growth.
     Depreciation and Amortization Expense
     Our depreciation and amortization expense was $77.0 million for the six months ended June 30, 2011 as compared to $57.1 million for the six months ended June 30, 2010, an increase of approximately $19.9 million, or 34.9%. This increase was primarily due to depreciation of property and equipment placed in service subsequent to June 30, 2010, as well as additional depreciation and amortization expense related to acquisitions.
     Interest Expense
     Our interest expense was $25.3 million for the six months ended June 30, 2011 as compared to $31.6 million for the six months ended June 30, 2010, a decrease of approximately $6.3 million, or 20.0%. Interest expense for the six months ended June 30, 2011 was reduced by $5.2 million related to a change in the fair value of our interest rate swap agreement following our removal of its designation as a cash flow hedge in October 2010. The remaining decrease was primarily due to a scheduled decrease in the notional amount of our interest rate swap agreement of approximately $111.6 million that occurred on December 31, 2010 which caused less of our debt to be subject to the higher fixed rate of our interest rate swap agreement during the six months ended June 30, 2011.
     Income Taxes
     Our income tax expense was $13.1 million for the six months ended June 30, 2011 as compared to $20.2 million for the six months ended June 30, 2010, a decrease of approximately $7.1 million, or 35.0%. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to the change in our book basis versus tax basis of our investment in EBS Master, including the effect of income allocated to a noncontrolling interest, valuation allowance changes, state income tax rate changes and the impact of other permanent differences relative to pretax income. During the six months ended June 30, 2011 and 2010, the Company recognized an increase in income tax expense of approximately $1.4 million and $5.8 million related to changes in valuation allowances.
Liquidity and Capital Resources
     General
     We are a holding company with no material business operations. Our principal asset is the equity interests we own in our majority-owned subsidiary, EBS Master. We conduct all of our business operations through the direct and indirect subsidiaries of EBS Master. Accordingly, our only material sources of cash are borrowings under our credit agreements and dividends or other distributions or payments that are derived from earnings and cash flow generated by the subsidiaries of EBS Master.
     We have financed our operations primarily through cash provided by operating activities, private sales of EBS Master Units, borrowings under our credit agreements and the IPO. As of June 30, 2011, we had cash and cash equivalents of $122.5 million as compared to $99.2 million as of December 31, 2010. We believe that our existing cash on hand, cash generated from operating activities and available borrowings under our revolving credit agreement ($50.0 million as of June 30, 2011) will be sufficient to service our existing debt, finance internal growth, fund capital expenditures and fund small to mid-size acquisitions.

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
     Cash Flows
     Operating Activities
     Cash provided by operating activities for the six months ended June 30, 2011 was $102.4 million as compared to $89.1 million for the six months ended June 30, 2010. The $13.3 million increase is related primarily to business growth and the timing of collections and disbursements.
     Cash provided by operating activities can be significantly impacted by our non-cash working capital assets and liabilities, which may vary based on the timing of cash receipts that fluctuate by day of week and/or month and be impacted by cash management decisions.
     Investing Activities
     Cash used in investing activities for the six months ended June 30, 2011 was $73.8 million as compared to $80.8 million for the six months ended June 30, 2010. Cash used in investing activities for each of the six month periods ended June 30, 2011 and 2010 included capital expenditures for property and equipment and cash consideration paid in connection with acquisitions.
     Financing Activities
     Cash used in financing activities for the six months ended June 30, 2011 was $5.3 million as compared to $3.9 million for the six months ended June 30, 2010. Cash used in financing activities for both the six months ended June 30, 2011 and 2010 consisted of required principal payments under our credit agreements.
     Credit Facilities
     In November 2006, our subsidiary, EBS LLC, entered into the first lien credit agreement, which we refer to as the “First Lien Credit Agreement,” and the second lien credit agreement, which we refer to as the “Second Lien Credit Agreement,” each as amended from time to time. Together, we refer to the First Lien Credit Agreement and the Second Lien Credit Agreement as the “Credit Agreements.” The original term loan borrowings under the First Lien Credit Agreement provided us $805.0 million of total available financing, consisting of a secured $755.0 million term loan facility and a secured $50.0 million revolving credit facility. In October 2010, EBS LLC borrowed an additional $100.0 million pursuant to an incremental term loan facility under an amendment to the First Lien Credit Agreement.
     The revolving credit facility provides for the issuance of standby letters of credit, in an aggregate face amount at any time not in excess of $12.0 million. The issuance of standby letters of credit reduces the available capacity under our revolving credit facility. In addition, under the terms of the First Lien Credit Agreement, we can borrow up to an additional $100.0 million in additional incremental term loans and increase the available capacity under the revolving credit facility by $25.0 million, provided that the aggregate amount of such increases may not exceed $100.0 million. There were no borrowings on our revolving credit facility as of June 30, 2011.
     The original term loan borrowings outstanding under the First Lien Credit Agreement amounted to $675.0 million as of June 30, 2011, and bear interest, at our option, at either an adjusted LIBOR rate plus 2.00% or the lenders’ alternate base rate plus 1.00%, or a combination of the two. In addition, under the October 2010 $100.0 million incremental term loan facility, we are required to pay interest, at our option, at either an adjusted LIBOR rate plus 3.00% (subject to a LIBOR floor of 1.50%) or the lenders’ alternate base rate plus 2.00% (subject to an alternate base rate floor of 2.50%). Other than the interest rate, the incremental term loans are on substantially the same terms as the original term loans incurred under the First Lien Credit Agreement. Not including optional prepayments, we are generally required to make quarterly principal payments through 2013 on an aggregate basis of approximately $2.1 million on our term loan facilities under the First Lien Credit Agreement.
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
     Our Second Lien Credit Agreement is a term loan facility with an aggregate principal amount of $170.0 million, which was the amount outstanding as of June 30, 2011. Borrowings outstanding under the Second Lien Credit Agreement bear interest, at our option, at either an adjusted LIBOR rate plus 5.00% or the lenders’ alternate base rate plus 4.00%, or a combination of the two. Although we are permitted to prepay the loans under our Second Lien Credit Agreement at any time, the terms of our First Lien Credit Agreement restrict our ability to make such prepayments to the amount of previous years’ retained excess cash flow (as defined under the Credit Agreements) and only if our total leverage ratio is 4.0:1 or better.
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
     As of June 30, 2011, total borrowings outstanding under the Credit Agreements amounted to $944.3 million (before unamortized debt discount of $35.9 million primarily related to the adjustment of our long-term debt to fair value in connection with the 2008 Transaction). Under the revolving portion of our First Lien Credit Agreement, we had $50.0 million in available borrowing capacity at June 30, 2011.
     During the six months ended June 30, 2011, the weighted average cash interest rate of our borrowings under our Credit Agreements (including the net cash payments under our interest rate swap) was approximately 4.2%. Approximately $240.3 million of our weighted average debt outstanding during the period was subject to a fixed interest rate of 4.94% under our interest rate swap agreement plus the relevant spread.
     Covenants
     The Credit Agreements require us to satisfy specified financial covenants, including a minimum interest coverage ratio and a maximum total leverage ratio, as set forth in the Credit Agreements.
     The interest coverage ratio is calculated as the ratio of earnings before interest, taxes, depreciation, amortization and certain other items that are non-recurring, non-cash or unusual in nature (defined as “Consolidated EBITDA” in the Credit Agreements) to cash interest expense (i.e. interest expense less amortization of discount or premium and loan costs). The minimum interest coverage ratio permitted was 3.15:1.0 at June 30, 2011 and increases at varying intervals over time until October 1, 2011, at which time it is fixed at 3.5:1.0. At June 30, 2011, we estimate our interest coverage ratio as defined under the Credit Agreements to be approximately 6.8 to 1.0.
     The total leverage ratio is calculated as the ratio of net debt (i.e. total debt less excess cash as defined in the Credit Agreements) to Consolidated EBITDA. The maximum total leverage ratio permitted was 3.50:1.0 at June 30, 2011 and declines at varying intervals over time until October 1, 2011, at which time it is fixed at 3.0:1.0. At June 30, 2011, we estimate our total leverage ratio to be approximately 3.1 to 1.0 which, under the terms of the Credit Agreements, reflected only $35.0 million of the cash on our balance sheet at June 30, 2011 as a reduction of our net debt.
     The Credit Agreements also limit us with respect to amounts we may spend on capital expenditures. As defined in the Credit Agreements, capital expenditures exclude certain items such as the expenditures made with the retained portion of excess cash flow, replacement of property and equipment, additions funded with equity offering proceeds and additions funded with proceeds of asset sales. The limitation varies based on certain base expenditure levels included in the Credit Agreements and the amount of unused capital expenditures from the previous calendar year, if any, as well as allowable amounts transferred from future year expenditure limits. For the year ending December 31, 2011, our capital expenditures (as defined under the Credit Agreements) are limited to $62.0 million including allowable transfers from 2012. For the years ending December 31, 2012 and 2013, our capital expenditures are limited to $63.0 million each year, excluding any carryovers from previous years. We currently expect our capital expenditures for 2011 to be approximately $55.0 million to $60.0 million.
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
     As of June 30, 2011, we were in compliance with all of the financial and other covenants under the Credit Agreements.
     The Credit Agreements do not contain provisions that would accelerate the maturity date of the loans under the Credit Agreements upon a downgrade in our credit ratings. However, a downgrade in our credit ratings could adversely affect our ability to obtain other capital sources in the future and could increase our cost of borrowings. As a result of the recently announced proposed merger agreement with an entity formed by Blackstone Capital Partners VI L.P., Standard & Poor’s announced that it was lowering our corporate credit rating from BB- to B+.
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
     Off-Balance Sheet Arrangements
     As of the time of filing of this Quarterly Report, we had no off-balance sheet arrangements or obligations, other than those related to surety bonds of an insignificant amount.
     Recent Accounting Pronouncements
     Our recent accounting pronouncements are summarized in Note 2 to our unaudited condensed consolidated financial statements beginning on Page 8 of this Quarterly Report.

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
     As of June 30, 2011, we had outstanding borrowings (before unamortized debt discount of $35.9 million) of $774.3 million under the First Lien Credit Agreement and $170.0 million under the Second Lien Credit Agreement.
     We manage our interest rate risk through the use of an interest rate swap agreement. Effective December 31, 2006, we entered into an interest rate swap to exchange three month LIBOR rates for fixed interest rates, resulting in the payment of an all-in fixed rate of 4.94% on an initial notional amount of $786.3 million which amortizes on a quarterly basis until maturity at December 30, 2011. At June 30, 2011, the notional amount of the interest rate swap was $239.2 million. As a result, as of June 30, 2011, $705.1 million of our total borrowings were effectively subject to a variable interest rate.
     A change in interest rates on variable rate debt impacts our pretax earnings and cash flows. Based on our outstanding debt as of June 30, 2011, and assuming that our mix of debt instruments, interest rate swap and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have a pretax impact on our earnings and cash flows of approximately $7.2 million. In addition to the effect of changes in variable rates on the interest we pay, beginning October 1, 2010 (the date we removed the designation of our interest rate swap as a cash flow hedge), our interest expense is also affected by fluctuations in the fair value of our interest rate swap.
     In the future, in order to manage our interest rate risk, we may enter into additional interest rate swaps, modify our existing interest rate swap or make changes that may impact our ability to treat our interest rate swap as a cash flow hedge. However, we do not intend or expect to enter into derivative or interest rate swap transactions for speculative purposes.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011. Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.
Changes in Internal Control Over Financial Reporting
     There have been no changes to our internal control over financial reporting that occurred during the six months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On or about August 5, 2011, plaintiff Harold Litwin filed a putative class action in Delaware Chancery Court against the Company, its directors, Blackstone Capital Partners VI L.P., H&F and GA seeking to preliminarily enjoin the proposed merger of the Company and an entity formed by Blackstone Capital Partners VI L.P to acquire the Company. Plaintiff alleged that the Company’s directors breached their fiduciary duties in connection with the proposed transaction, and the Company allegedly aided and abetted those breaches. No amount of damages is stated in the complaint. The Company believes the allegations are without merit.
     In addition, in the normal course of business, the Company is subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, in management’s opinion, the liabilities, if any, in excess of amounts provided or covered by insurance, are not expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.
ITEM 1A. RISK FACTORS
     The discussion of the Company’s business and operations should be read together with the risk factors contained under the heading “Risk Factors” in our Form 10-K, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect our business, financial condition and results of operations, cash flows and prospects in a material adverse manner. As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K, except as follows:
     Failure to complete the proposed sale of control of the Company to an entity formed by Blackstone Capital Partners VI L.P. could have a material adverse effect on us.
     On August 3, 2011, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Blackstone Capital Partners VI L.P. (“Buyer”) under which this Blackstone fund will acquire a controlling interest in the Company (the “Merger”). Consummation of the Merger is subject to the terms and conditions of the Merger Agreement, including, but not limited to the approval of our stockholders and clearance under the Hart-Scott-Rodino Act. There can be no assurance that our stockholders will approve the Merger Agreement or that the other conditions to the completion of the Merger will be satisfied. If the Merger is not completed for any reason, the price of our Class A common stock will likely decline to the extent that the market price of our Class A common stock reflects market assumptions that the Merger will be completed. Additionally, we are subject to additional risks in connection with the Merger, including: (i) the occurrence of an event, change or circumstance that could give rise to the payment of a termination fee to Buyer pursuant to the terms of the Merger Agreement, (ii) the outcome of any legal proceedings that have been or may be instituted against us and others relating to the transactions contemplated by the Merger Agreement, (iii) the failure of the Merger to close for any reason or the failure of Buyer to obtain the necessary debt financing set forth in the commitment letters provided to us in connection with the Merger, (iv) the restrictions imposed on our business, properties and operations pursuant to the affirmative and negative covenants set forth in the Merger Agreement and the potential impact of such covenants on our business, (v) the risk that the proposed transaction will divert management’s attention resulting in a potential disruption of the Company’s current business plan, (vi) the effect of the announcement of the Merger on our business relationships, operating results and business generally and (vii) the amount of fees, expenses and charges incurred by the Company in connection with the Merger.
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

EMDEON INC.
Date: August 9, 2011	By:	/s/ George I. Lazenby
George I. Lazenby, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2011	By:	/s/ Bob A. Newport
Bob A. Newport, Jr., Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.
2.1	Agreements and Plan of Merger, dated as of August 3, 2011, by and among Beagle Parent Corp., Beagle Acquisition Corp. and Emdeon Inc. (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 8, 2011, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document