Form 10-Q
period 2011-09-30
Emdeon Inc.
filed 2011-11-09
CIK 1444598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Commission file number 001-34435

EMDEON INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5799664
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3055 Lebanon Pike, Suite 1000 Nashville, TN	37214
(Address of Principal Executive Offices)	(Zip Code)

(615) 932-3000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 2, 2011
Class A common stock, $0.00001 par value	91,272,885
Class B common stock, $0.00001 par value	24,689,142

Emdeon Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Emdeon Inc.

Condensed Consolidated Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$185,068	$99,188
Accounts receivable, net of allowance for doubtful accounts of $5,852 and $5,394 at September 30, 2011 and December 31, 2010, respectively	183,214	174,191
Deferred income tax assets	9,012	7,913
Prepaid expenses and other current assets	17,288	25,020

Total current assets	394,582	306,312
Property and equipment, net	230,090	231,307
Goodwill	925,564	908,310
Intangible assets, net	983,565	1,035,886
Other assets, net	8,368	9,750

Total assets	$2,542,169	$2,491,565

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,263	$4,732
Accrued expenses	116,881	112,245
Deferred revenues	12,710	12,130
Current portion of long-term debt	12,491	12,494

Total current liabilities	150,345	141,601
Long-term debt, excluding current portion	937,510	933,749
Deferred income tax liabilities	204,131	200,357
Tax receivable agreement obligations to related parties	138,509	138,533
Other long-term liabilities	12,602	22,037
Commitments and contingencies
Equity:
Preferred stock (par value, $0.00001), 25,000,000 shares authorized and 0 shares issued and outstanding	—	—
Class A common stock (par value, $0.00001), 400,000,000 shares authorized and 91,252,352 and 91,064,486 shares outstanding at September 30, 2011 and December 31, 2010, respectively	1	1
Class B common stock, exchangeable (par value, $0.00001), 52,000,000 shares authorized and 24,689,142 shares outstanding at September 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	754,121	738,888
Contingent consideration	1,955	1,955
Accumulated other comprehensive loss	(528)	(2,569)
Retained earnings	66,813	53,250

Emdeon Inc. equity	822,362	791,525
Noncontrolling interest	276,710	263,763

Total equity	1,099,072	1,055,288

Total liabilities and equity	$2,542,169	$2,491,565

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Operations

(unaudited and amounts in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$282,149	$245,923	$835,758	$726,490
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	174,907	150,918	518,917	443,349
Development and engineering	9,530	8,596	27,790	25,845
Sales, marketing, general and administrative	34,833	28,494	97,980	80,856
Depreciation and amortization	39,830	30,001	116,786	87,054

Operating income	23,049	27,914	74,285	89,386
Interest income	(4)	(4)	(10)	(12)
Interest expense	12,577	16,163	37,858	47,747
Other	(4,398)	(2,370)	(8,036)	(4,140)

Income before income tax provision	14,874	14,125	44,473	45,791
Income tax provision	8,601	7,498	21,696	27,650

Net income	6,273	6,627	22,777	18,141
Net income attributable to noncontrolling interest	2,906	2,890	9,214	8,289

Net income attributable to Emdeon Inc.	$3,367	$3,737	$13,563	$9,852

Net income per share Class A common stock:
Basic	$0.04	$0.04	$0.15	$0.11

Diluted	$0.04	$0.04	$0.15	$0.11

Weighted average common shares outstanding:
Basic	91,141,215	90,271,216	91,062,517	90,011,783

Diluted	92,081,976	90,989,313	91,557,147	90,740,909

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Equity

(unaudited and amounts in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Contingent	Retained	Other Comprehensive	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Consideration	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2010	90,423,941	$1	24,752,955	$—	$730,941	$—	$33,704	$(11,198)	$226,421	$979,869
Equity-based compensation expense	—	—	—	—	10,104	—	—	—	2,587	12,691
Issuance of shares in connection with equity compensation plans, net of taxes	47,214	—	—	—	126	—	—	(1)	(96)	29
Exchange of units of EBS Master for Class A common stock, net of taxes	36,829	—	(36,829)	—	425	—	—	(4)	(339)	82
Cancellation of Class B common stock,net of taxes	—	—	(26,984)	—	127	—	—	(2)	(197)	(72)
Issuance of Class A common stock inconnection with acquisitions, net of taxes	361,558	—	—	—	4,365	1,955	—	(7)	720	7,033
Tax receivable agreement with related parties,net of taxes	—	—	—	—	(51)	—	—	—	—	(51)
Contribution of data sublicense intangible to EBS Master	—	—	—	—	(861)	—	—	—	1,358	497
Other	—	—	—	—	100	—	—	—	(72)	28
Comprehensive income:
Net income	—	—	—	—	—	—	9,852	—	8,289	18,141
Change in the fair value of interest rate swap, net of taxes	—	—	—	—	—	—	—	4,587	1,249	5,836
Foreign currency translation adjustment	—	—	—	—	—		—	52	15	67
Other comprehensive income amortization,net of taxes	—	—	—	—	—	—	—	3,011	820	3,831

Total comprehensive income										27,875

Balance at September 30, 2010	90,869,542	$1	24,689,142	$—	$745,276	$1,955	$43,556	$(3,562)	$240,755	$1,027,981

Balance at January 1, 2011	91,064,486	$1	24,689,142	$—	$738,888	$1,955	53,250	$(2,569)	$263,763	$1,055,288
Equity-based compensation expense	—	—	—	—	13,992	—	—	—	3,618	17,610
Issuance of shares in connection with equity compensation plans, net of taxes	187,866	—	—	—	1,299	—	—	—	(438)	861
Tax receivable agreements with related parties,net of taxes	—	—	—	—	(58)	—	—	—	—	(58)
Comprehensive income:
Net income	—	—	—	—	—	—	13,563	—	9,214	22,777
Foreign currency translation adjustment	—	—	—	—	—	—	—	89	24	113
Other comprehensive incomeamortization, net of taxes	—	—	—	—	—	—	—	1,952	529	2,481

Total comprehensive income										25,371

Balance at September 30, 2011	91,252,352	$1	24,689,142	$—	$754,121	$1,955	$66,813	$(528)	$276,710	$1,099,072

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited and amounts in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income	$22,777	$18,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,786	87,054
Equity compensation expense	17,610	12,691
Deferred income tax expense	2,611	7,870
Amortization of debt discount and issuance costs	10,470	9,536
Amortization of discontinued cash flow hedge from other comprehensive loss	2,843	4,395
Change in contingent consideration	(8,036)	(4,140)
Change in fair value of interest rate swap (not subject to hedge accounting)	(7,983)	—
Other	36	51
Changes in operating assets and liabilities:
Accounts receivable	(7,040)	(8,418)
Prepaid expenses and other	10,843	(5,691)
Accounts payable	5,888	(3,444)
Accrued expenses and other liabilities	15,748	5,158
Deferred revenues	581	(2,045)
Tax receivable agreement obligations to related parties	(2,593)	(318)

Net cash provided by operating activities	180,541	120,840

Investing activities
Purchases of property and equipment	(48,207)	(63,835)
Payments for acquisitions, net of cash acquired	(39,422)	(42,477)
Other	—	(3,000)

Net cash used in investing activities	(87,629)	(109,312)

Financing activities
Debt principal payments	(6,412)	(5,663)
Other	(620)	(868)

Net cash used in financing activities	(7,032)	(6,531)

Net increase in cash and cash equivalents	85,880	4,997
Cash and cash equivalents at beginning of period	99,188	211,999

Cash and cash equivalents at end of period	$185,068	$216,996

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

Organizational Structure Prior to Merger Transactions with Blackstone

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

Merger Transactions with Blackstone

On August 3, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Beagle Parent Corp. (“Parent”) and Beagle Acquisition Corp. (“Merger Sub”), an indirect wholly-owned subsidiary of Parent. At a special meeting of stockholders held on November 1, 2011, our stockholders voted to approve the transactions contemplated by the Merger Agreement. On November 2, 2011, Merger Sub merged with and into the Company with the Company surviving the merger (the “Merger”). Subsequent to the Merger, the Company became an indirectly wholly-owned subsidiary of Parent, which is controlled by affiliates of The Blackstone Group L.P. (“Blackstone”). As a result of the Merger, each share of Class A common stock, par value $0.00001, of the Company (“Emdeon Class A common stock”), other than (i) shares owned by the Company and its wholly-owned subsidiaries and (ii) shares owned by Parent and its subsidiaries, including shares and other equity contributed by certain rollover investors in connection with the Merger, was cancelled and converted into the right to receive $19.00 in cash, without interest and less any applicable withholding taxes.

The Merger was financed as follows (the following transactions, together with the Merger are sometimes collectively referred to as the “Transactions”):

•	Cash held by the Company at closing;

•	$1.224 billion new senior secured credit term loan facility;

•	$125.0 million new senior secured revolving credit facility;

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

•	$375.0 million senior notes due 2019;

•	$375.0 million senior notes due 2020;

•	$966.0 million cash capital contribution from the Company’s new equity investors;

•	Contribution by affiliates of H&F of a number of shares of Emdeon Class A common stock and membership interests in EBS Master in exchange for shares of common stock of Parent; and

•

Contribution by certain senior management team members of a limited number of stock options to acquire shares of Emdeon Class A common stock for stock options to acquire shares of common stock of Parent.

Immediately following the Merger, the Company repaid all amounts due under the Company’s prior credit agreements and terminated its interest rate swap agreement with the proceeds from the Transactions.

Following the Merger, on November 2, 2011, the Company notified the New York Stock Exchange, Inc. (the “NYSE”) of its intent to remove the Emdeon Class A common stock from listing on the NYSE and asked the NYSE to file with the Securities & Exchange Commission (“SEC”) an application on Form 25 to report the delisting of the Emdeon Class A common stock from the NYSE under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends to deregister the Emdeon Class A common stock with the SEC under Section 12(g) of the Exchange Act and to suspend the reporting obligations of the Company with respect to the Emdeon Class A common stock under Sections 13(a) and 15(d) of the Exchange Act by filing a Form 15 with the SEC promptly after the Form 25 becomes effective.

For further information on the Merger, the Merger Agreement and the related agreements, please refer to the Merger Agreement filed as an exhibit to the Current Report on Form 8-K filed on August 8, 2011. The foregoing description of the Merger does not purport to be complete and is subject to, and is qualified by reference to, the Merger Agreement and related agreements.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, an update to FASB ASC Comprehensive Income Topic, which amends the existing accounting standards related to the presentation of comprehensive income in a company’s financial statements. This update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement would present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. Under either presentation alternative, reclassification adjustments and the effect of those adjustments on net income and other comprehensive income must be presented in the respective statement or statements, as applicable. This update generally becomes effective in periods beginning after December 15, 2011 and is required to be adopted retrospectively. Early adoption is permitted. The Company is currently evaluating which of the two presentation alternatives it will adopt.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, an update to FASB ASC Intangibles—Goodwill and Other Topic, which amends the existing accounting standards related to the method of assessing goodwill for potential impairment. Specifically, this update limits the requirement for a company to perform a quantitative goodwill impairment test to situations in which management believes it is more likely than not that the fair value of a reporting unit is less than its carrying

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

amount. This update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company expects to adopt this update effective with its October 1, 2011 annual goodwill impairment test and does not expect the adoption of this update to have a material impact on its consolidated financial statements.

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The following table summarizes certain information related to these acquisitions:

	EquiClaim	FVTech	HTMS	Chapin	CEA
Total Consideration Fair Value at Acquisition Date:
Cash paid at closing	$39,758	$20,005	$7,841	$16,096	$209,520
Class A common stock fair value	—	—	2,263	2,554	—
Estimated contingent consideration	—	13,850	8,230	3,885	2,364
Other	(350)	303	409	398	85

	$39,408	$34,158	$18,743	$22,933	$211,969

Allocation of the Consideration Transferred:
Cash	$—	$372	$1,029	$62	$533
Accounts receivable	1,983	1,736	3,270	1,322	14,412
Prepaid expenses and other current assets	74	35	—	46	4,583
Property and equipment	2,331	18,423	—	3,065	26,371
Other assets	—	29	—	12	91
Identifiable intangible assets
Tradename (1-5 years)	160	160	190	50	3,570
Noncompetition agreements (5 years)	100	—	3,150	3,350	1,560
Customer relationships (9-16 years)	14,030	560	—	4,640	77,710
Backlog (1 year)	3,680	—	1,630	—	16,820
Goodwill	18,079	14,038	12,414	10,895	167,153
Accounts payable	(98)	(338)	(1,786)	(146)	(4,198)
Accrued expenses	(931)	(550)	(1,050)	(363)	(13,674)
Current maturities of long-term debt	—	—	(104)	—	(2,850)
Long-term debt	—	—	—	—	(32,300)
Deferred income tax liabilities	—	—	—	—	(46,980)
Other long-term liabilities	—	(307)	—	—	(832)

Total consideration transferred	$39,408	$34,158	$18,743	$22,933	$211,969

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	EquiClaim	FVTech	HTMS	Chapin	CEA
Other Information:
Total consideration Class A common stock (in shares)	—	—	152,532	209,026	—
Gross contractual accounts receivable	$2,094	$1,774	$3,286	$1,720	$15,873
Amount not expected to be collected	$111	$38	$16	$398	$1,461
Goodwill expected to be deductible for tax purposes	$39,483	$18,834	$9,339	$18,020	$—
Contingent Consideration Information:
Contingent consideration range	N/A	$0 - 40,000	$0 -14,000	Maximum of 627,080 shares of Class A common stock	N/A
Remaining performance period applicable	N/A	2010-2012	2011-2012	2011-2012	N/A
Type of measurement	N/A	Level 3	Level 3	Level 3	Level 3
Key assumptions at the acquisition date:
Discount rate	N/A	11.60%	20.50%	N/A	12.60%
Expected performance	N/A	$1,500 - 27,000	90% probability	20% to 70% probability	N/A
Class A common stock price	N/A	N/A	N/A	$13.28	N/A
Marketability discount	N/A	N/A	N/A	8%	N/A

Increase (decrease) to net income:
Nine months ended September 30, 2011	$—	$4,480	$3,650	$—	$(63)
Nine months ended September 30, 2010	$—	$2,270	$1,060	$810	$—

The valuation and allocation of the consideration transferred related to the EquiClaim acquisition is subject to further change based on the outcome of a working capital settlement.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

5. Goodwill and Intangible Assets

Goodwill activity during the nine months ended September 30, 2011 was as follows:

	Payer	Provider	Pharmacy	Total
Balance at December 31, 2010	$322,101	$502,227	$83,982	$908,310
Acquisitions	18,079	—	—	18,079
Changes in preliminary purchase price allocation	—	(825)	—	(825)

Balance at September 30, 2011	$340,180	$501,402	$83,982	$925,564

Intangible assets subject to amortization as of September 30, 2011 consist of the following:

	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	14.1	$1,064,093	$(222,574)	$841,519
Trade names	14.0	121,678	(25,633)	96,045
Non-compete agreements	3.5	19,656	(13,326)	6,330
Data sublicense agreement	6.3	49,600	(11,563)	38,037
Backlog	0.3	20,500	(18,866)	1,634

Total		$1,275,527	$(291,962)	$983,565

Amortization expense was $70,290 and $50,255 for the nine months ended September 30, 2011 and 2010, respectively.

Before giving effect to the Transactions, aggregate future amortization expense for intangible assets was estimated to be:

2011 (remainder)	$19,777
2012	74,489
2013	73,814
2014	73,541
2015	71,921
Thereafter	670,023

$983,565

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

6. Long-Term Debt

As of September 30, 2011 and December 31, 2010, long-term debt consisted of the following:

	September 30, 2011	December 31, 2010
Credit Facilities
$ 50 million Revolving Line of Credit facility, expiring on November 16, 2012 and bearing interest payable quarterly at a variable base rate plus a spread rate	$—	$—

$ 755 million First Lien Term Loan facility, expiring on November 16, 2013, bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (total rate 2.24% and 2.27% ) and net of unamortized discount of $21,357 and $28,628 at September 30, 2011 and December 31, 2010, respectively (effective interest rate of 3.92% at September 30, 2011)	651,781	650,172

$ 170 million Second Lien Term Loan facility, expiring on May 16, 2014, bearing interest at a variable base rate (LIBOR) plus a spread rate (total rate 5.24% and 5.27%) and net of unamortized discount of $9,702 and $12,136 at September 30, 2011 and December 31,2010, respectively (effective interest rate of 7.86% at September 30, 2011)	160,298	157,864

$ 100 million Incremental Borrowing on First Lien Term Loan facility, expiring on November 16, 2013, bearing interest at a variable base rate (LIBOR), subject to a floor, plus a spread rate (total rate 4.5% for both periods) and net of unamortized discount of $1,401 and $1,866 at September 30, 2011 and December 31, 2010, respectively (effective interest rate of 5.44% at September 30, 2011)	97,599	97,884

Obligation under data sublicense agreement	40,323	40,323
Less current portion	(12,491)	(12,494)

Long-term debt	$937,510	$933,749

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

The Revolver was scheduled to expire in November 2012 and provided for revolving loans not to exceed $50,000, of which $12,000 was available for letters of credit in support of payment obligations of the Company. As of September 30, 2011, the Company had no borrowings outstanding and $50,000 available for future borrowings under the Revolver. The Company paid a quarterly commitment fee on the unused portion of the Revolver that fluctuated, based upon certain leverage ratios, between 0.375% and 0.5% per annum.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The First Lien Term Loan and Incremental First Lien Term Loan were each payable in quarterly principal installments of approximately $1,800 and $250, respectively, plus accrued interest. Payments would have continued through September 2013, with a balloon payment of the remaining principal amount outstanding due upon maturity in November 2013. These installment payments were subject to adjustment based upon optional and mandatory prepayment activity. Mandatory prepayments of principal related to excess cash flow, as defined, and other circumstances were also required.

The Second Lien Term Loan was subordinate to the First Lien Term Loan and Incremental First Lien Term Loan, and was scheduled to mature in May 2014.

The credit agreements required EBS LLC to maintain certain financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio. The credit agreements also imposed restrictions related to capital expenditures, investments, additional debt or liens, asset sales, transactions with affiliates and equity interests, among other items. Additionally, the credit agreements included restrictions on the payment of dividends or distributions (other than to fund income tax liabilities) to or advances or loans to parties that were not party to the credit agreements. In the case of dividends, the credit agreements generally limited payments to non-loan parties (including the Company) with such limitations increasing based on achievement of certain leverage ratios. Transactions with affiliates were limited to those which are approved by a majority of the noninterested members of the EBS LLC board of directors and whose terms were no less favorable than those available to an unrelated person. Substantially all of the Company’s net assets were subject to the restrictions of these credit agreements. EBS LLC believes it was in compliance with all debt covenants at September 30, 2011. This debt was secured by substantially all of the assets of EBS LLC.

As described in Note 1 above, the Company paid in full all obligations under the First Lien Term Loan, the Revolver and Second Lien Term Loan, and the related credit agreements and commitments were terminated in connection with the Transactions, effective November 2, 2011. The issuance of the senior notes due 2019 and senior notes due 2020 and the borrowings under the new senior secured term loan and revolving credit facilities are described in further detail in Note 17.

Obligation Under Data Sublicense Agreement

In October 2009 and April 2010, the Company acquired certain additional rights to specified uses of its data from WebMD in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to WebMD pursuant to an Amended and Restated Data License Agreement in connection with the 2008 Transaction. In connection with these data rights acquisitions, the Company recorded amortizable intangible assets with an estimated life of approximately eight years and corresponding obligations at inception of approximately $37,606 (net of the initial required payment of $5,653 at contract execution) and $6,341 for the October 2009 and April 2010 data acquisitions, respectively, based on the present value of the scheduled annual payments through 2018, which totaled $65,000 in the aggregate (of which $52,486 remains payable at September 30, 2011).

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The following table summarizes the fair value of the Company’s derivative instrument at September 30, 2011 and December 31, 2010:

	Fair Values of Derivative Instruments Asset (Liability) Derivatives
	Balance Sheet Location	September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swap	Accrued expenses	$(2,755)	$(10,738)

Cash Flow Hedging Relationships

In December 2006, the Company entered into an interest rate swap agreement, which would have matured in December 2011, to reduce the variability of interest payments associated with its total long-term debt. The notional amount of the swap was $238,455 and $240,720 as of September 30, 2011 and December 31, 2010, respectively. Changes in the cash flows of the interest rate swap are intended to offset the changes in cash flows attributable to fluctuations in the variable base rates underlying the Company’s long-term debt obligations.

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

The amortization of the amounts reflected in other comprehensive income related to the discontinued cash flow hedges are and continue to be reflected within interest expense in the accompanying unaudited condensed consolidated statements of operations. Amortization of amounts included in other comprehensive income related to discontinued hedges is expected to total approximately $961 over the next twelve months.

The effect of the derivative instrument on the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, respectively, is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Derivatives in Cash Flow Hedging Relationships
Gain related to effective portion of derivative recognized in other comprehensive loss	$—	$2,224	$—	$6,690

Loss related to effective portion of derivative reclassified from accumulated other comprehensive loss to interest expense	$(3,836)	$(5,460)	$(11,321)	$(16,712)

Derivatives Not Designated as Hedging Instruments
Gain recognized in interest expense	$2,820	$—	$7,983	$—

As described in Note 1, the Company’s interest rate swap agreement was terminated, effective November 2, 2011, in connection with the Transactions.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the Company’s derivative financial instrument and contingent consideration associated with business combinations. The table below summarizes these items as of September 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

				Significant
		Quoted in	Significant Other	Unobservable
Description	Balance at September 30, 2011	Markets Identical (Level 1)	Observable Inputs (Level 2)	Inputs (Level 3)
Interest rate swap	$(2,755)	$—	$(2,755)	$—
Contingent consideration obligations	(6,357)	—	—	(6,357)

Total	$(9,112)	$—	$(2,755)	$(6,357)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs to evaluate the likelihood of default by itself and by its counterparties. As of September 30, 2011, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The valuation of the Company’s contingent consideration obligations is determined using a probability weighted discounted cash flow method. This analysis reflects the contractual terms of the purchase agreements and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate.

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$(10,995)	$(21,875)	$(16,046)	$—
Issuances of contingent consideration	173	(365)	652	(24,010)
Settlement of contingent consideration	67	—	1,001	—
Total changes included in other income	4,398	2,370	8,036	4,140

Balance at end of period	$(6,357)	$(19,870)	$(6,357)	$(19,870)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the estimated fair value of financial instruments held by the Company as of September 30, 2011 were:

	Carrying Amount	Fair Value
Cash and cash equivalents	$185,068	$185,068
Accounts receivable	$183,214	$183,214
Long-term debt (credit facilities)	$909,677	$938,142
Cost method investment	$3,000	$3,458

The carrying amounts of cash equivalents and accounts receivable approximate fair value because of their short-term maturities. The fair value of long-term debt is based upon market trades by investors in partial interests of these instruments. The fair value of the cost method investment is estimated using a probability-weighted discounted cash flow model.

9. Legal Proceedings

Six putative stockholder class action lawsuits were filed in connection with the Merger, each of which sought to enjoin the Merger, generally alleging that the Company’s board of directors breached its fiduciary duties to its stockholders in connection with the Merger and that the Company, certain investment funds affiliated with Blackstone, General Atlantic and H&F each aided and abetted that breach. Four of those suits were filed in Delaware Chancery Court between August 5, 2011, and August 10, 2011, and were subsequently consolidated into a single action (the “Delaware Action”) which named as defendants the Company, its directors, Blackstone, General Atlantic and H&F. A fifth suit was filed in the Chancery Court for Davidson County, Tennessee, Twentieth Judicial District, on August 10, 2011 (the “Tennessee Chancery Action”) which named as defendants the Company, its directors and Blackstone. A sixth suit was filed in United States District Court for the Middle District of Tennessee, on September 6, 2011 (the “Tennessee Federal Court Action”) purportedly alleging violations of Sections 14(a) and 20(a) of the Exchange Act and regulations promulgated thereunder, in addition to claims that the Company’s board of directors breached its fiduciary duties to its stockholders in connection with the Merger and that the Company, Blackstone, General Atlantic and H&F aided and abetted that breach, and naming as defendants the Company, its directors, Blackstone, General Atlantic and H&F. The plaintiff in the Tennessee Chancery Action filed an amended complaint on September 6, 2011. The plaintiff in the Tennessee Federal Court Action filed an amended complaint on September 12, 2011.

On October 19, 2011, the plaintiff in the Tennessee Federal Court Action filed a notice of voluntary dismissal, and on October 20, 2011, the Middle District of Tennessee dismissed the action without prejudice. On October 24, 2011, the plaintiffs in the Tennessee Chancery Action filed a notice of voluntary dismissal, and on November 7, 2011, the Tennessee Chancery Court dismissed the action without prejudice. On October 25, 2011, the plaintiffs in the Delaware Action filed a notice of voluntary dismissal, and on October 28, 2011, the Delaware Chancery Court dismissed the action with prejudice as to the plaintiffs.

The Company is also subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management currently does not expect that the results of any of these other legal proceedings, either individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

10. Capital Stock

Common Stock

Prior to the effectiveness of the Transactions, the Company was authorized under its amended and restated certificate of incorporation to issue 400,000,000 shares of Class A common stock and 52,000,000 shares of Class B common stock, each with a par value of $0.00001 per share. The Class A common stock and Class B common stock each provide holders with one vote on all matters submitted to a vote of stockholders; however, the holders of Class B common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to the holders of the Class A common stock. Shares of Class B common stock, together with corresponding EBS Master Units, may be exchanged with the Company for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. All shares of Class A common stock and Class B common stock generally vote together, as a single class, on all matters submitted to a vote of the Company’s stockholders.

Preferred Stock

Prior to the effectiveness of the Transactions, the Company was authorized under its Company’s amended and restated certificate of incorporation to issue 25,000,000 shares of preferred stock, with a par value of $0.00001 per share.

Noncontrolling Interests

Prior to the effectiveness of the Transactions, the Company executed transactions that both increased and decreased its ownership interest in EBS Master. These changes are summarized in the following table:

	Nine Months Ended September 30,
	2011	2010
Net income attributable to Emdeon Inc.	$13,563	$9,852

Transfers from the noncontrolling interest:

Increase in Emdeon Inc. paid-in capital for the issuance of EBS Master Units in connection with acquisitions	—	4,365
Increase in Emdeon Inc. paid-in capital for issuance of EBS Master Units in connection with equity compensation plans	1,299	126
Increase in Emdeon Inc. paid-in capital for exchange of EBS Master Units to Class A common stock of Emdeon Inc.	—	425
Increase in Emdeon Inc. paid-in capital for cancellation of EBS Master Units	—	127

Net transfers from noncontrolling interest	1,299	5,043

Change from net income attributable to Emdeon Inc. and transfers from noncontrolling interest	$14,862	$14,895

As described in Note 1, each share of Emdeon Class A common stock other than (i) shares owned by the Company and its wholly-owned subsidiaries and (ii) shares owned by Parent and its subsidiaries, including shares and other equity contributed by certain rollover investors in connection with the Merger, was cancelled and converted into the right to receive $19.00 in cash, without interest and less any applicable withholding taxes. On November 2, 2011, in connection with the Transactions and the consummation of the Merger, the Company filed a Second Amended and Restated Certificate of Incorporation that authorizes the issuance of 100 shares of common stock, $.01 par value per share as its sole class of stock.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

11. Equity-Based Compensation Plans

During the nine months ended September 30, 2011, the Company issued 333,515 restricted Class A common stock units and 1,486,800 options to purchase Class A common stock under the Company’s 2009 Equity Incentive Plan, with an aggregate grant date fair value of $15,017. Prior to the Transactions, these restricted Class A common stock units and options to purchase Class A common stock generally vested ratably over a four-year period.

During the nine months ended September 30, 2011 and 2010, the Company recognized equity-based compensation expense of $17,610 and $12,691, respectively.

12. Income Taxes

Income taxes for the nine months ended September 30, 2011 and 2010 amounted to an expense of $21,696 and $27,650, respectively. The Company’s effective tax rate was 48.8% for the nine months ended September 30, 2011 compared with 60.4% during the same period in 2010. The Company’s effective tax rate is affected by deferred tax expense resulting from differences between the book and income tax basis of its investment in EBS Master, noncontrolling interest, changes in the Company’s valuation allowances and other factors. Changes in valuation allowances resulted in $2,204 and $6,902 of additional income tax expense for the nine months ended September 30, 2011 and 2010, respectively.

A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

Unrecognized benefit January 1, 2011	$1,368
Increase in nine months ended September 30, 2011	15

Unrecognized benefit September 30, 2011	$1,383

The Company decreased its liability for uncertain tax positions during the nine months ended September 30, 2011 following the lapse of the statute of limitations on an open year.

The Company recognizes interest income and expense (if any) related to income taxes as a component of income tax expense. Interest of $9 has been included in the tax provision for the nine months ended September 30, 2011.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company’s U.S. federal income tax returns for the tax years 2008 and beyond remain subject to examination by the Internal Revenue Service. With respect to state and local jurisdictions and countries outside of the United States, the Company and its subsidiaries are typically subject to examination for a number of years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for in the accompanying unaudited condensed consolidated financial statements for any adjustments that may be incurred due to state, local or foreign audits.

13. Tax Receivable Agreement Obligation to Related Parties

In connection with the IPO, the Company entered into tax receivable agreements which obligated the Company to make payments to certain entities affiliated with General Atlantic and H&F and certain senior management team members and directors who held profits interests in EBS Master, called Grant Units, prior to the IPO (“Former EBS Master Grant Unit Holders”) generally equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from the 2006 Transaction, the 2008 Transaction and the exchange of EBS Master Units (along with corresponding shares of Class B common stock) for cash or shares of Class A common stock. The Company will retain the benefit of the remaining 15% of these tax savings.

All exchanges of EBS Master Units for cash or shares related to parties to the tax receivable agreements are expected to result in an additional tax receivable obligation for the Company, with a corresponding offset to the Company’s additional paid in capital account. Subsequent adjustments of the tax receivable obligations due to certain events (e.g., realization of net operating losses, tax rate

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

changes or the timing of cash settlement obligations) are expected to result in a corresponding adjustment of the Company’s net income. The Company recognized changes in estimate related to this obligation of approximately $547 (decrease to pretax income) for the nine months ended September 30, 2011.

The timing and/or amount of aggregate payments due may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and the portion of the payments under the tax receivable agreements constituting imputed interest or amortizable basis.

In connection with the Transactions, the tax receivable agreements were amended to, among other things, transfer General Atlantic’s rights under the tax receivable agreements to an affiliate of Blackstone. As a result of the tax attributes of the Transactions, the Company expects that its obligations under these tax receivable agreements will increase and that this increase may be material to the Company’s financial position.

14. Net Income Per Share

The following tables sets forth the computation of basic and diluted net income per share of Class A common stock for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic net income per share:
Numerator:
Net income attributable to Emdeon Inc.	$3,367	$3,737	$13,563	$9,852
Denominator:
Weighted average common shares outstanding	91,141,215	90,271,216	91,062,517	90,011,783

Basic net income per share	$0.04	$0.04	$0.15	$0.11

Diluted net income per share:
Numerator:
Net loss excluding EBS Master	$(7,364)	$(6,822)	$(20,452)	$(20,324)
Weighted average effect of dilutive securities
Add:
Emdeon Inc. allocation of EBS Master net income	10,755	10,563	34,112	30,107

	$3,391	$3,741	$13,660	$9,783
Denominator:
Number of shares used in basic computation	91,141,215	90,271,216	91,062,517	90,011,783
Weighted average effect of dilutive securities
Add:
Exchange of Class B common stock for Class A
Restricted Class A common stock units	269,163	124,402	201,811	77,951
Options to purchase Class A common stock	586,047	—	203,310	—
Contingently issuable Class A common stock	85,551	593,695	89,509	651,175

	92,081,976	90,989,313	91,557,147	90,740,909

Diluted net income per share	$0.04	$0.04	$0.15	$0.11

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Due to their antidilutive effect, the following securities have been excluded from diluted net income per share for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Class B common stock	23,934,832	23,474,722	23,897,753	23,430,654
Options to purchase Class A common stock	4,508,745	5,875,887	4,470,379	5,541,234
Restricted Class A common stock units	—	468,853	128,031	422,563

Additionally, 376,248 contingently issuable shares of Class A common stock have been excluded from diluted net income per share for the three and nine month periods ending September 30, 2011 because the contingencies have not been resolved.

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The revenue and total segment contribution for the reportable segments are as follows:

Three Months Ended September 30, 2011

	Payer	Provider	Pharmacy	Corporate & Eliminations	Consolidated
Revenue from external customers
Claims management	$53,153	$—	$—	$—	$53,153
Payment services	61,770	—	—	—	61,770
Patient statements	—	64,273	—	—	64,273
Revenue cycle management	—	73,439	—	—	73,439
Dental	—	7,860	—	—	7,860
Pharmacy services	—	—	21,654	—	21,654
Inter-segment revenues	852	151	—	(1,003)	—

Net revenue	115,775	145,723	21,654	(1,003)	282,149
Costs and expenses:
Cost of operations	77,979	88,958	8,909	(939)	174,907
Development and engineering	3,077	4,705	1,748	—	9,530
Sales, marketing, general and administrative	6,986	7,810	1,537	18,500	34,833

Segment contribution	$27,733	$44,250	$9,460	$(18,564)	62,879

Depreciation and amortization					39,830
Interest income					(4)
Interest expense					12,577
Other					(4,398)

Income before income tax provision					$14,874

Three Months Ended September 30, 2010

	Payer	Provider	Pharmacy	Corporate & Eliminations	Consolidated
Revenue from external customers
Claims management	$48,927	$—	$—	$—	$48,927
Payment services	58,369	—	—	—	58,369
Patient statements	—	65,920	—	—	65,920
Revenue cycle management	—	44,575	—	—	44,575
Dental	—	7,925	—	—	7,925
Pharmacy services	—	—	20,207	—	20,207
Inter-segment revenue	758	83	—	(841)	—

Net revenue	108,054	118,503	20,207	(841)	245,923
Costs and expenses:
Cost of operations	70,876	73,040	7,811	(809)	150,918
Development and engineering	2,812	4,004	1,780	—	8,596
Sales, marketing, general and administrative	6,576	7,626	1,459	12,833	28,494

Segment contribution	$27,790	$33,833	$9,157	$(12,865)	57,915

Depreciation and amortization					30,001
Interest income					(4)
Interest expense					16,163
Other					(2,370)

Income before income tax provision					$14,125

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Nine Months Ended September 30, 2011

	Payer	Provider	Pharmacy	Corporate & Eliminations	Consolidated
Revenue from external customers
Claims management	$153,679	$—	$—	$—	$153,679
Payment services	186,512	—	—	—	186,512
Patient statements	—	192,813	—	—	192,813
Revenue cycle management	—	216,238	—	—	216,238
Dental	—	23,464	—	—	23,464
Pharmacy services	—	—	63,052	—	63,052
Inter-segment revenues	2,572	391	—	(2,963)	—

Net revenue	342,763	432,906	63,052	(2,963)	835,758
Costs and expenses:
Cost of operations	230,851	264,396	26,444	(2,774)	518,917
Development and engineering	8,804	13,737	5,249	—	27,790
Sales, marketing, general and administrative	20,857	27,766	4,126	45,231	97,980

Segment contribution	$82,251	$127,007	$27,233	$(45,420)	191,071

Depreciation and amortization					116,786
Interest income					(10)
Interest expense					37,858
Other					(8,036)

Income before income tax provision					$44,473

Nine Months Ended September 30, 2010

	Payer	Provider	Pharmacy	Corporate & Eliminations	Consolidated
Revenue from external customers
Claims management	$143,770	$—	$—	$—	$143,770
Payment services	171,693	—	—	—	171,693
Patient statements	—	198,214	—	—	198,214
Revenue cycle management	—	129,175	—	—	129,175
Dental	—	23,808	—	—	23,808
Pharmacy services	—	—	59,830	—	59,830
Inter-segment revenue	2,311	241	—	(2,552)	—

Net revenue	317,774	351,438	59,830	(2,552)	726,490
Costs and expenses:
Cost of operations	207,455	216,561	21,790	(2,457)	443,349
Development and engineering	8,779	11,766	5,300	—	25,845
Sales, marketing, general and administrative	19,742	21,326	4,520	35,268	80,856

Segment contribution	$81,798	$101,785	$28,220	$(35,363)	176,440

Depreciation and amortization					87,054
Interest income					(12)
Interest expense					47,747
Other					(4,140)

Income before income tax provision					$45,791

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

16. Accumulated Other Comprehensive (Loss) Income

The following is a summary of the accumulated other comprehensive (loss) income balances, net of taxes and noncontrolling interest, as of and for the nine months ended September 30, 2011.

	Foreign Currency Translation Adjustment	Discontinued Cash Flow Hedge	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2011	$34	$(2,603)	$(2,569)
Change associated with foreign currency translation	89	—	89
Reclassification into earnings	—	1,952	1,952

Balance at September 30, 2011	$123	$(651)	$(528)

17. Subsequent Events

As described in Note 1 above, as part of the Transactions, the Company incurred substantial new indebtedness comprised of a $1,224.0 million senior secured term loan facility (the “Term Loan Facility”), a $125.0 million revolving credit facility (of which $25.0 million was borrowed at the closing of the Transactions) (the “Revolving Facility”; together with the Term Loan Facility, the “Senior Credit Facilities”), $375.0 million of 11.00% Senior Notes due 2019 (the “2019 Notes”) and $375.0 million of 11.25% Senior Notes due 2020 (the “2020 Notes”; together with the 2019 Notes, the “Senior Notes”). After giving effect to the Transactions, the Company had approximately $1,224.0 million (before original issue discount) of debt outstanding under the Term Loan Facility and $25.0 million outstanding under the Revolving Facility, each of which bears interest based on a floating rate index, and $750.0 million of debt outstanding under the Senior Notes (before original issue discount), which bear interest at fixed rates.

Senior Credit Facilities

Proceeds of the Senior Credit Facilities were, together with other sources of funds, used to finance the Transactions, including the repayment of all amounts due under the Company’s prior credit facilities that are described in Note 6 above. Proceeds of the Revolving Facility, including up to $30.0 million in the form of borrowings on same-day notice, referred to as swingline loans, and up to $50.0 million in the form of letters of credit, are available to provide financing for working capital and general corporate purposes.

The credit agreement governing the Senior Credit Facilities provides that, subject to certain conditions, the Company may request additional tranches of term loans, increase commitments under the Revolving Facility or the Term Loan Facility or add one or more incremental revolving credit facility tranches (provided that the revolving credit commitments outstanding at any time have no more than three different maturity dates) in an aggregate amount not to exceed (a) $300.0 million plus (b) an unlimited amount at any time, subject to compliance on a pro forma basis with a first lien net leverage ratio of no greater than 4.00:1.00. Availability of such additional tranches of term loans or revolving credit facilities and/or increased commitments is subject to, among other conditions, the absence of any default under the credit agreement governing the Senior Credit Facilities and the receipt of commitments by existing or additional financial institutions.

Borrowings under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A. (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.25%. The applicable margin for borrowings under the Term Loan Facility is 4.50% with respect to base rate borrowings and 5.50% with respect to LIBOR borrowings. The applicable margin for

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

borrowings under the Revolving Facility is 4.25% with respect to base rate borrowings and 5.25% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facility is subject to a 0.25% step-down based on the Company’s first lien net leverage ratio at the end of each fiscal quarter, commencing with the first full fiscal quarter commencing after the closing date.

In addition to paying interest on outstanding principal under the Senior Credit Facilities, the Company is required to pay customary agency fees, letter of credit fees and a commitment fee in respect of the unutilized commitments under the Revolving Facility at a rate of 0.50% per annum.

The credit agreement governing the Senior Credit Facilities requires that the Company prepay outstanding loans under the Term Loan Facility, subject to certain exceptions, with (a) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the credit agreement governing the Senior Credit Facilities, (b) commencing with the fiscal year ended December 31, 2012, 50% (which percentage will be reduced to 25% and 0% based on the Company’s first lien net leverage ratio) of the Company’s annual excess cash flow (as defined in the credit agreement), and (c) 100% of the net cash proceeds of certain asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions.

The Company may voluntarily prepay outstanding loans under the Senior Credit Facilities at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans, provided, however, that if on or prior to November 2, 2012 the Company prepays any loans under the Term Loan Facility in connection with a repricing transaction, the Company must pay a prepayment premium of 1.00% of the aggregate principal amount of the loans so prepaid.

The Company is required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the loans under the Term Loan Facility made on the closing date, with the balance due and payable on the seventh anniversary of the closing date. There is no scheduled amortization of the principal amounts of the loans outstanding under the Revolving Facility. Any principal amount outstanding under the Revolving Facility is due and payable on the fifth anniversary of the closing date.

Certain of the Company’s U.S. wholly-owned restricted subsidiaries, together with the Company, are co-borrowers and jointly and severally liable for all obligations under the Senior Credit Facilities. Such obligations of the co-borrowers are unconditionally guaranteed by Beagle Intermediate Holdings, Inc., the Company and each of the Company’s existing and future U.S. wholly-owned restricted subsidiaries (with certain exceptions including immaterial subsidiaries) and, together with obligations under the guarantees, are secured by a perfected security interest in substantially all of the assets of the co-borrowers and guarantors, in each case, now owned or later acquired, including a pledge of all of the capital stock of the Company, the capital stock of substantially all the Company’s U.S. wholly-owned restricted subsidiaries and 65% of the capital stock of certain of the Company’s foreign restricted subsidiaries, subject in each case to the exclusion of certain assets and additional exceptions.

The credit agreement governing the Senior Credit Facilities requires the Company to comply with maximum first lien net leverage ratio and consolidated cash interest coverage ratio financial maintenance covenants, to be tested on the last day of each fiscal quarter. A breach of these covenants is subject to certain equity cure rights. In addition, the Senior Credit Facilities contain a number of negative covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of the Company’s subsidiaries to:

•	incur additional indebtedness or guarantees;

•	incur liens;

•	make investments, loans and acquisitions;

•	consolidate or merge;

•	sell assets, including capital stock of subsidiaries;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock of the Company or any restricted subsidiary;

•	alter the business of the Company;

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

•	amend, prepay, redeem or purchase subordinated debt;

•	engage in transactions with affiliates; and

•	enter into agreements limiting dividends and distributions of certain subsidiaries.

The credit agreement governing the Senior Credit Facilities also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default (including upon change of control).

Senior Notes

In connection with the Transactions, on November 2, 2011, the Company assumed repayment and other obligations with respect to the Senior Notes—including both the 2019 Notes and the 2020 Notes—that were issued by Merger Sub in connection with the Merger. The 2019 Notes bear interest at a rate of 11.00% per annum, and interest is payable semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2012. The 2019 Notes mature on December 31, 2019. The 2020 Notes bear interest at a rate of 11.25% per annum, and interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2012. The 2020 Notes mature on December 31, 2020.

The Company may redeem the 2019 Notes, the 2020 Notes or both, in whole or in part, at any time on or after December 31, 2015 at the applicable redemption price, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to December 31, 2014, the Company may, at its option and on one or more occasions, redeem up to 35% of the aggregate principal amount of the 2019 Notes or the 2020 Notes, at a redemption price equal to 100% of the aggregate principal amount thereof, plus a premium equal to the stated interest rate per annum on the 2019 Notes or the 2020 Notes, respectively, plus accrued and unpaid interest, if any, to the redemption date, subject to the right of noteholders of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of certain equity offerings; provided that at least 50% of the sum of the aggregate principal amount of the 2019 Notes or 2020 Notes, respectively, originally issued (including any additional notes) remain outstanding immediately after the occurrence of such redemption and the redemption occurs within 180 days of the closing date of any such equity offering. At any time prior to December 31, 2015, the Company may redeem the 2019 Notes, the 2020 Notes, or both, in whole or in part, at its option and on one or more occasions, at a redemption price equal to 100% of the principal amount plus an “applicable premium” and accrued and unpaid interest, if any, to the redemption date.

The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future indebtedness and senior in right of payment to all of the Company’s existing and future subordinated indebtedness. The Company’s obligations under the Senior Notes are guaranteed on a senior basis by all of the Company’s existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries that guarantee the Company’s Senior Credit Facilities or the Company’s other indebtedness or indebtedness of any affiliate guarantor. The Senior Notes and the related guarantees are effectively subordinated to the Company’s existing and future secured obligations and that of the Company’s affiliate guarantors to the extent of the value of the collateral securing such obligations, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of the Company’s subsidiaries that do not guarantee the Senior Notes.

If the Company experiences specific kinds of changes in control, it must offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The indentures governing the Senior Notes contain covenants consistent with covenants customary for transactions of its kind that restrict the ability of the Company and its restricted subsidiaries to:

•	pay dividends on capital stock or redeem, repurchase or retire capital stock;

•	incur additional indebtedness or issue certain capital stock;

•	incur certain liens;

•	make investments, loans, advances and acquisitions;

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

•	consolidate, merge or transfer all or substantially all of their assets and the assets of their subsidiaries;

•	prepay subordinated debt;

•	engage in certain transactions with affiliates; and

•	enter into agreements restricting the subsidiaries’ ability to pay dividends.

The governing indentures also contain certain customary affirmative covenants and events of default.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning the Transactions (as defined below) and our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read this Quarterly Report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. For further information about these and other factors that could affect our future results, please see the risk factors contained in the section titled “Risk Factors” in our Form 10-K and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

Organizational Structure Prior to the Merger Transactions with Blackstone

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

Merger Transactions with Blackstone

On August 3, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Beagle Parent Corp. (“Parent”) and Beagle Acquisition Corp. (“Merger Sub”), an indirect wholly-owned subsidiary of Parent. At a special meeting of stockholders held on November 1, 2011, our stockholders voted to approve the transactions contemplated by the Merger Agreement. On November 2, 2011, Merger Sub merged with and into the Company with the Company surviving the merger (the “Merger”). Subsequent to the Merger, we became an indirectly wholly-owned subsidiary of Parent, which is controlled by affiliates of The Blackstone Group L.P. (“Blackstone”). As a result of the consummation of the Merger, each share of Class A common stock, par value $0.00001, of the Company (“Emdeon Class A common stock”), other than (i) shares owned by the Company and its wholly-owned subsidiaries and (ii) shares owned by Parent and its subsidiaries, including shares and other equity contributed by certain rollover investors in connection with the Merger, was cancelled and converted into the right to receive $19.00 in cash, without interest and less any applicable withholding taxes.

The Merger was financed as follows (the following transactions, together with the Merger, are sometimes referred to as the “Transactions”):

•	Cash held by the Company at closing;

•	$1.224 billion new senior secured term loan credit facility;

•	$125.0 million new senior secured revolving credit facility;

•	$375.0 million senior notes due 2019;

•	$375.0 million senior notes due 2020;

•	$966.0 million cash capital contribution from the Company’s new equity investors;

•	Contribution by affiliates of H&F of shares of Emdeon Class A common stock and membership interests in EBS Master in exchange for shares of common stock of Parent; and

•

Contribution by certain of our senior management team members of a limited number of stock options to acquire shares of Emdeon Class A common stock for stock options to acquire shares of common stock of Parent.

Immediately following the Merger, we repaid all amounts due under the Company’s prior credit agreements and terminated our interest rate swap agreement with the proceeds from the Transactions.

Following the Merger, on November 2, 2011, we notified the New York Stock Exchange, Inc. (the “NYSE”) of our intent to remove the Emdeon Class A common stock from listing on the NYSE and asked the NYSE to file with the SEC an application on Form 25 to report the delisting of the Emdeon Class A common stock from the NYSE under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend to deregister the Emdeon Class A common stock with the SEC under Section 12(g) of the Exchange Act and to suspend the reporting obligations of the Company with respect to the Emdeon Class A common stock under Sections 13(a) and 15(d) of the Exchange Act by filing a Form 15 with the SEC promptly after the Form 25 becomes effective.

For further information on the Merger, the Merger Agreement and the related agreements, please refer to the Merger Agreement filed as an exhibit to the Current Report on Form 8-K filed on August 8, 2011. The foregoing description of the Merger does not purport to be complete and is subject to, and is qualified by reference to, the Merger Agreement and related agreements.

Effect of the Transactions

The Transactions will have a significant effect on our financial condition and results of operations. For instance, as a result of the Transactions, our borrowings significantly increased and our interest expense will accordingly increase. Also, the application of acquisition method accounting as a result of the Transactions will require that our assets and liabilities be adjusted to their fair value, which we expect will result in an increase in our depreciation and amortization expense. We also incurred certain charges in connection with the Transactions, including (i) equity-based compensation expense relating to director and employee awards that vested upon the closing of the Transactions; and (ii) certain expenses related to the Transactions that may be required to be expensed by accounting standards. Further, the Transactions changed our organizational structure. The change to our organizational structure and the impact of the Transactions discussed above could significantly affect our income tax expense.

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

We deliver our solutions and operate our business in three business segments: (i) payer services, which provides solutions to commercial insurance companies, third party administrators and governmental payers; (ii) provider services, which provides solutions to hospitals, physicians, dentists and other healthcare providers, such as labs and home healthcare providers; and (iii) pharmacy services, which provides solutions to pharmacies, pharmacy benefit management companies, government agencies and other payers. Through our payer services segment, we provide payment cycle solutions to simplify the administration of healthcare. Our payer services offerings include insurance eligibility and benefit verification, claims filing, payment integrity and claims and payment distribution. Additionally, we provide consulting services through our payer services segment. Through our provider services segment, we provide revenue cycle and clinical information exchange solutions to simplify providers’ workflow, reduce related costs and improve cash flow. Our provider services offerings include patient billing and payment services, government program eligibility and enrollment services and clinical information exchange capabilities. Through our pharmacy services segment, we provide electronic prescribing services and other electronic solutions to pharmacies, pharmacy benefit management companies and government agencies related to prescription benefit claim filing, adjudication and management.

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

Part of our strategy also includes the development and introduction of new solutions. Our new and updated solutions are likely to require us to incur development and engineering expenditures at levels similar to, and possibly greater than, recent years’ expenditures in order to successfully develop and achieve market acceptance of such solutions. We also may acquire, or enter into agreements with third parties to assist us in providing, new solutions. For example, we offer our electronic payment solutions through banks or vendors who contract with banks and other financial service firms. The costs of these initiatives or the failure to achieve broad penetration in target markets with respect to new or updated solutions may negatively affect our results of operations and margins. Because newly introduced solutions generally will have lower margins initially as compared to our existing and more mature solutions, our margins may be adversely affected on a percentage basis until these new solutions achieve scale and maturity. Though the revenue and expenditures from these newly introduced solutions has not been significant enough to have a material effect on our margins to date, if the revenue or expenditures from these or future new solutions increase significantly during future periods, our margin growth could be negatively impacted until such time as these new solutions reach scale and maturity.

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

We also expect to continue to be affected by general economic, regulatory and demographic factors affecting the healthcare industry. For several years, there has been pricing pressure in our industry, which has led and is expected to continue to lead to reduced prices for the same services. We have sought in the past and will continue to seek to mitigate pricing pressure by (i) providing additional value-added solutions, (ii) increasing the volume of solutions we provide and (iii) managing our costs. In addition, significant changes in regulatory schemes, such as the updated Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) Version 5010 standard electronic transaction code set requirements for ICD-10 (“HIPAA Version 5010”), American Recovery and Reinvestment Act of 2009, Patient Protection and Affordable Care Act and other federal healthcare policy initiatives, could impact our customers’ healthcare activities. For example, because HIPAA Version 5010 becomes mandatory on January 1, 2012, we have incurred and expect to continue to incur increased operating costs and capital expenditures related to compliance with HIPAA Version 5010 testing and conversion efforts during 2011 and 2012.

Demographic trends affecting the healthcare industry, such as population growth and aging or continued high unemployment rates as a result of recent adverse economic conditions, also could affect the frequency and nature of our customers’ healthcare transactional activity. The impact of such changes could impact our revenues, cost of operations and infrastructure expenses and thereby affect our results of operations and the way we operate our business. For example, an increase in the U.S. population, if such increase is accompanied by an increase in the U.S. population that has health benefits, or the aging of the U.S. population, which requires an overall increased need for healthcare services, may result in an increase in our transaction volumes which, in turn, may increase our revenues and cost of operations. Alternatively, a continuation of the recent general economic downturn, which reduces the number of discretionary health procedures by patients, or a persistent high unemployment rate, if such unemployment rate is accompanied by a decrease in the U.S. population that has health benefits, may lessen healthcare utilization which may decrease or offset other growth in our transaction volumes, which, in turn, may adversely impact our revenues and cost of operations. For example, for the year ended December 31, 2010 and the nine months ended September 30, 2011, revenues for each of our payer services, provider services and pharmacy services segments were adversely affected by the impact of lower healthcare utilization trends driven by continued high unemployment and other economic factors.

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

The largest component of our cost of operations is currently postage which is incurred in our patient statements and payment services solutions and which is also a component of our revenue in those businesses. Our postage costs increase as our patient statements and payment services volumes increase and also when the U.S. Postal Service increases postage rates. U.S. postage rate increases, while generally billed as pass-through costs to our customers, affect our cost of operations as a percentage of revenue. In prior years, we have offset the impact of postage rate increases through cost reductions from efficiency measures, including data communication expense reductions and production efficiencies. Though we plan to continue our efficiency measures, we may not be able to offset the impact of postage rate increases in the future and, as a result, cost of operations as a percentage of revenue may rise if postage rate increases continue. Although the U.S. Postal Service increased postage rates annually from 2006 to 2009, annual increases may not occur as regularly in the future. For example, no postage rate increase occurred in 2010, and increases for 2011 were limited to only certain categories of mailings.

Rebates are paid to our channel partners for electronic and other volumes delivered through our network to certain payers and can be impacted by the number of exclusive or other comprehensive management services agreements we execute with payers, the associated rate structure with our payer customers, the success of our direct sales efforts for provider revenue cycle management solutions and the extent to which direct connections to payers are developed by channel partners.

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

Our corporate expense relates to personnel and other costs associated with management, administrative, finance, human resources, legal, marketing, public and investor relations, compliance and other corporate service functions, as well as professional services, costs incurred in connection with acquisitions, certain facilities costs, insurance, regulatory compliance and other expenses related to our overall business operations. For the three and nine months ended September 30, 2011, our corporate expense increased as a result of legal and other costs incurred in connection with the Transactions.

Our development and engineering expense, sales, marketing, general and administrative expense and our corporate expense, while related to our current operations, are also affected and influenced by our future plans including the development of new solutions, business strategies and enhancement and maintenance of our infrastructure.

Our depreciation and amortization expense is related to depreciation of our property and equipment, including technology assets and amortization of intangible assets acquired and recorded in conjunction with acquisition method accounting. During 2010, we made increased investments in property and equipment primarily related to our new data center, print equipment upgrades in our patient statements facility, product development, efficiency measures and system upgrades related to regulatory requirements, such as HIPAA Version 5010. In addition, our increased acquisition activity in 2010 resulted in an increase in acquired technology and intangible assets, as well as increased capital expenditure requirements due to the inclusion of development and engineering infrastructures of the acquired businesses. As a result of these investments, we expect our depreciation and amortization expense to increase in 2011 and future years. Additionally, as described under “Effect of the Transactions” above, we expect our depreciation and amortization expense to increase significantly as a result of the Transactions.

Our interest expense consists principally of cash interest associated with our long-term debt obligations and our interest rate swap agreement. Interest expense also includes non-cash interest associated with the amortization of the debt discount recorded in connection with the 2008 Transaction, borrowing costs and discounts related to debt issuance, amortization of our discontinued cash flow hedges and changes in the fair value of our interest rate swap agreement during periods when the interest rate swap agreement has not been subject to hedge accounting. Due to the unusually low interest rates on the variable portion of our long-term debt during the past few years, our interest expense has been less than otherwise would have been expected. If market interest rates on the variable portion of our long-term debt increase in the future, our interest expense would increase. Additionally, as described under “Effect of the Transactions” above, we expect our interest expense to increase significantly as a result of the Transactions.

Our income taxes consist of federal and state income taxes. These amounts include current income taxes payable as well as income taxes for which the payment is deferred to future periods and dependent on the occurrence of future events. Our income tax expense may vary from the expense that would be expected based on statutory rates due principally to our organizational structure and differences in the book and tax basis of our investment in EBS Master. The recognition of valuation allowances related to certain net operating loss carryovers can also affect our income tax expense. For additional information see the discussion of income taxes in the section “Significant Items Affecting Comparability-Income Taxes”. Additionally, as described under “Effect of the Transactions” above, our income tax expense could be affected significantly as a result of the Transactions.

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

Date	Business	Description	Affected Segment
January 2010	Future Vision Investment Group, L.L.C. (“FVTech”)	Electronic data conversion and management solutions	Provider; Payer
March 2010	Healthcare Technology Management Services, Inc. (“HTMS”)	Consulting solutions	Payer
April 2010	Data Rights	Acquired certain additional rights to specified uses of data from WebMD	N/A

June 2010	Chapin Revenue Cycle Management, LLC (“Chapin”)	Accounts receivable denial and recovery services	Provider

October 2010	Chamberlin Edmonds & Associates, Inc. (“CEA”)	Government program eligibility and enrollment services	Provider

May 2011	EquiClaim, LLC (“EquiClaim”)	Technology-enabled provider of healthcare audit and recovery solutions	Payer

For certain of our 2010 acquisitions, we agreed to transfer additional consideration to the sellers of the acquired businesses in the event that specified performance measures are achieved. U.S. generally accepted accounting principles require us to recognize the initial fair value of the expected amount to be paid under such contingent consideration arrangements as a component of the total consideration transferred. Subsequent changes in the fair value of the amounts expected to be paid, however, are generally required to be recognized as a component of net income. Such changes in fair value may occur based on changes in the expected timing or amount of payments or the effect of discounting the liability for the time value of money. During the three and nine months ended September 30, 2011, we recognized a net increase in pretax income of $4.4 million and $8.0 million, respectively, related to changes in fair value of contingent consideration related to acquisitions.

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

Income Taxes

Our statutory federal and state income tax rate ranges from 38% to 40%. Our effective income tax rate, however, is affected by several factors. The following table and subsequent commentary reconciles our federal statutory rate to our effective income tax rate and the subsequent commentary describes the more significant of the reconciling factors:

	Nine Months Ended September 30,
	2011	2010
Statutory U.S. federal tax rate	35.0%	35.0%
State income taxes (net of federal benefit)	8.0	3.8
Meals and entertainment	0.5	0.8
Other	4.6	(1.2)
Tax credits	(2.7)	—
Equity-based compensation	2.9	2.1
Non-timing basis differences	8.1	20.3
Noncontrolling interest	(7.3)	(6.3)
Foreign loss not benefited	(0.3)	(0.4)
Change in valuation allowance	—	6.3

Effective income tax rate	48.8%	60.4%

Equity-based compensation — Prior to the IPO, certain members of our senior management team and board of directors held profits interests in EBS Master which had only a nominal, if any, value at the date they were originally granted. Because of this nominal value, each of the profits interest holders had made an election to pay income taxes based on the fair value of the profits interest on the grant date. As a result, while the Company continued to recognize compensation expense related to these awards as they vested prior to the Transactions, the Company received no tax deduction related to these awards.

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

Noncontrolling interest — We conduct substantially all of our operations through the direct and indirect subsidiaries of EBS Master, a portion of the interests of which were held by certain members of senior management and directors and entities controlled by the General Atlantic and H&F prior to the Transactions. Accordingly, we recognized income tax expense only for the portion of the income generated by EBS Master that is attributable to us.

Change in valuation allowance — We record valuation allowances or reverse existing valuation allowances related to assumed future income tax benefits depending on circumstances and factors related to our business. During the nine months ended September 30, 2010, we recognized a capital loss for tax purposes. Because we do not anticipate being able to recognize the benefit of this capital loss in the foreseeable future, we increased our valuation allowance by approximately $2.9 million related to this matter. Additionally, we increased our valuation allowance in the nine months ended September 30, 2011 and 2010 related to state net operating losses by approximately $2.2 million and $6.9 million, respectively, as a result of incremental losses of a corporate consolidated subsidiary.

Interest Rate Swap

In order to manage our exposure to fluctuations in interest rates, we maintained an interest rate swap agreement prior to the Transactions which had the effect of converting a portion of our obligations under our prior credit agreements to a fixed rate of interest. Beginning in September 2008, we designated this interest rate swap agreement as a hedge of variability in our cash flows such that changes in the value of this instrument were reflected within accumulated comprehensive income. Effective October 1, 2010, we removed the hedge designation for this interest rate swap to take advantage of lower variable interest rates under our credit agreements such that changes in the fair value of this swap agreement are once again reflected within interest expense for all periods following October 1, 2010. For the three and nine months ended September 30, 2011, interest expense was reduced by $2.8 million and $8.0 million, respectively, due to changes in the fair value of this interest rate swap agreement. In connection with the Transactions, the Company terminated its interest rate swap agreement, effective November 2, 2011.

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

We believe there have been no significant changes during the nine months ended September 30, 2011 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Results of Operations

The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2011 and 2010, respectively.

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Amount	% of Revenue (1)	Amount	% of Revenue (1)	Amount	% of Revenue (1)	Amount	% of Revenue (1)
Revenues (2)
Payer Services	$115,775	41.0%	$108,054	43.9%	$342,763	41.0%	$317,774	43.7%
Provider Services	145,723	51.6	118,503	48.2	432,906	51.8	351,438	48.4
Pharmacy Services	21,654	7.7	20,207	8.2	63,052	7.5	59,830	8.2
Eliminations	(1,003)	(0.4)	(841)	(0.3)	(2,963)	(0.4)	(2,552)	(0.4)

Total revenues	282,149	100.0	245,923	100.0	835,758	100.0	726,490	100.0
Costs of operations
Payer Services	77,979	67.4	70,876	65.6	230,851	67.4	207,455	65.3
Provider Services	88,958	61.0	73,040	61.6	264,396	61.1	216,561	61.6
Pharmacy Services	8,909	41.1	7,811	38.7	26,444	41.9	21,790	36.4
Eliminations	(939)		(809)		(2,774)		(2,457)

Total costs of operations	174,907	62.0	150,918	61.4	518,917	62.1	443,349	61.0

Development and engineering
Payer Services	3,077	2.7	2,812	2.6	8,804	2.6	8,779	2.8
Provider Services	4,705	3.2	4,004	3.4	13,737	3.2	11,766	3.3
Pharmacy Services	1,748	8.1	1,780	8.8	5,249	8.3	5,300	8.9
Eliminations	—		—		—		—

Total development and engineering	9,530	3.4	8,596	3.5	27,790	3.3	25,845	3.6

Sales, marketing, general and admin
Payer Services	6,986	6.0	6,576	6.1	20,857	6.1	19,742	6.2
Provider Services	7,810	5.4	7,626	6.4	27,766	6.4	21,326	6.1
Pharmacy Services	1,537	7.1	1,459	7.2	4,126	6.5	4,520	7.6
Eliminations	(64)		(32)		(189)		(95)

Total sales, marketing, general and admin excluding corporate	16,269	5.8	15,629	6.4	52,560	6.3	45,493	6.3

Income from segment operations	81,443	28.9	70,780	28.8	236,491	28.3	211,803	29.2
Corporate expense	18,564	6.6	12,865	5.2	45,420	5.4	35,363	4.9
Depreciation and amortization	39,830	14.1	30,001	12.2	116,786	14.0	87,054	12.0

Operating income	23,049	8.2	27,914	11.4	74,285	8.9	89,386	12.3
Interest income	(4)	(0.0)	(4)	(0.0)	(10)	(0.0)	(12)	(0.0)
Interest expense	12,577	4.5	16,163	6.6	37,858	4.5	47,747	6.6
Other (gain) loss	(4,398)	(1.6)	(2,370)	(1.0)	(8,036)	(1.0)	(4,140)	(0.6)

Income before income tax provision	14,874	5.3	14,125	5.7	44,473	5.3	45,791	6.3
Income tax provision	8,601	3.0	7,498	3.0	21,696	2.6	27,650	3.8

Net income	6,273	2.2%	6,627	2.7%	22,777	2.7%	18,141	2.5%
Net income attributable to noncontrolling interest	2,906		2,890		9,214		8,289

Net income attributable to Emdeon Inc.	$3,367		$3,737		$13,563		$9,852

(1)	All references to percentage of revenues for expense components refer to the percentage of revenues for such segment.
(2)	See “Note 15-Segment Reporting” to our unaudited condensed consolidated financial statements for further detail of our revenues within each reportable segment.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues

Our total revenues were $282.1 million for the three months ended September 30, 2011 as compared to $245.9 million for the three months ended September 30, 2010, an increase of $36.2 million, or 14.7%.

On an overall basis, revenues for our payer services, provider services and pharmacy services segments were adversely affected during the three months ended September 30, 2011 and 2010 by the continued impact of lower healthcare utilization driven by high unemployment and other adverse economic factors. Additional factors affecting our revenues are described in the following paragraphs.

Our payer services segment revenue is summarized in the following table:

	September 30, 2011	September 30, 2010	$ Change
Claims management	$53,153	$48,927	$4,226
Payment services	61,770	58,369	3,401
Intersegment revenue	852	758	94

	$115,775	$108,054	$7,721

Claims management revenues for the three months ended September 30, 2011 increased by $4.2 million, or 8.6%, as compared to the prior year period. Claims management revenues for the three months ended September 30, 2011 include $6.2 million related to the EquiClaim acquisition. Excluding this revenue, claims management revenues for the three months ended September 30, 2011 decreased by $2.0 million, or 4.0%, as compared to the prior year period primarily due to the impact of market pricing pressures on our transaction rates.

Payment services revenues for the three months ended September 30, 2011 increased by approximately $3.4 million, or 5.8%, as compared to the prior year period. This increase was primarily driven by new sales and implementations and the impact of the U.S. postage rate increase effective in April 2011.

Our provider services segment revenue is summarized in the following table:

	September 30, 2011	September 30, 2010	$ Change
Patient statements	$64,273	$65,920	$(1,647)
Revenue cycle management	73,439	44,575	28,864
Dental	7,860	7,925	(65)
Intersegment revenue	151	83	68

	$145,723	$118,503	$27,220

Patient statements revenues for the three months ended September 30, 2011 decreased by $1.6 million, or 2.5%, as compared to the prior year period primarily due to customer attrition, partially offset by new sales and implementations and the impact of the U.S. postage rate increase effective in April 2011.

Revenue cycle management revenues for the three months ended September 30, 2011 increased by $28.9 million, or 64.8%, as compared to the prior year period. Revenue cycle management revenues for the three months ended September 30, 2011 included $26.0 million related to the CEA acquisition. Excluding these revenues, revenue cycle management revenues for the three months ended September 30, 2011 increased by $2.8 million, or 6.4%. This increase was primarily due to new sales and implementations, partially offset by customer attrition.

Dental revenues for the three months ended September 30, 2011 were generally consistent with those reflected in the prior year period.

Our pharmacy services segment revenues were $21.7 million for the three months ended September 30, 2011 as compared to $20.2 million for the three months ended September 30, 2010, an increase of $1.4 million, or 7.2%. This increase was primarily due to new sales and implementations.

Cost of Operations

Our total cost of operations was $174.9 million for the three months ended September 30, 2011 as compared to $150.9 million for the three months ended September 30, 2010, an increase of $24.0 million, or 15.9%.

Our cost of operations for our payer services segment was approximately $78.0 million for the three months ended September 30, 2011 as compared to $70.9 million for the three months ended September 30, 2010, an increase of $7.1 million, or 10.0%. As a percentage of revenue, our payer services cost of operations increased to 67.4% for the three months ended September 30, 2011 as compared to 65.6% for the three months ended September 30, 2010. The increase in our payer services cost of operations is primarily due to revenue growth in payment services, including the impact of the U.S. postage rate increase effective in April 2011, and the inclusion of the EquiClaim business acquired in May 2011. The increase as a percentage of revenue was primarily due to changes in revenue mix between our payment services solutions, which generally have higher costs of operations, and our historical claims management services, which generally have lower costs of operations.

Our cost of operations for our provider services segment was $89.0 million for the three months ended September 30, 2011 as compared to $73.0 million for the three months ended September 30, 2010, an increase of $15.9 million, or 21.8%. As a percentage of revenue, our provider services cost of operations decreased to 61.0% for the three months ended September 30, 2011 as compared to 61.6% for the three months ended September 30, 2010. The increase in our provider services cost of operations is primarily due to the inclusion of the CEA and Chapin businesses acquired in 2010 and the impact of the U.S. postage rate increase effective in April 2011. This increase in provider services cost of operations was partially offset by a change in revenue mix between our patient statements services, which generally have a higher cost of operations, and revenue cycle management services, which generally have a lower cost of operations. The decrease as a percentage of revenue was primarily due to this change in revenue mix.

Our cost of operations for our pharmacy services segment was $8.9 million for the three months ended September 30, 2011 as compared to $7.8 million for the three months ended September 30, 2010, an increase of $1.1 million, or 14.1%. The increase in pharmacy services cost of operations and as a percentage of revenue was primarily attributable to additional customer service personnel and costs incurred related to the launch of new solutions to pharmacies.

Development and Engineering Expense

Our total development and engineering expense was $9.5 million for the three months ended September 30, 2011 as compared to $8.6 million for the three months ended September 30, 2010, an increase of $0.9 million, or 10.9%. The increase in development and engineering expense is primarily related to the inclusion of the development and engineering infrastructures associated with our recently acquired businesses.

Sales, Marketing, General and Administrative Expense (Excluding Corporate Expense)

Our total sales, marketing, general and administrative expense (excluding corporate expense) was $16.3 million for the three months ended September 30, 2011 as compared to $15.6 million for the three months ended September 30, 2010, an increase of $0.6 million, or 4.1%.

Our sales, marketing, general and administrative expense for our payer services segment was $7.0 million for the three months ended September 30, 2011 as compared to $6.6 million for the three months ended September 30, 2010, an increase of $0.4 million, or 6.2%. The increase in our payer services sales, marketing, general and administrative expense was primarily due to the inclusion of the EquiClaim business acquired in May 2011.

Our sales, marketing, general and administrative expense for our provider services segment was $7.8 million for the three months ended September 30, 2011 as compared to $7.6 million for the three months ended September 30, 2010, an increase of $0.2 million, or 2.4%. The increase in our provider services sales, marketing, general and administrative expense is primarily due to the inclusion of the infrastructure associated with the CEA acquisition.

Our sales, marketing, general and administrative expense for our pharmacy services segment was $1.5 million for the three months ended September 30, 2011 as compared to $1.5 million for the three months ended September 30, 2010, reflecting a consistent level of activity.

Corporate Expense

Our corporate expense was $18.6 million for the three months ended September 30, 2011 as compared to $12.9 million for the three months ended September 30, 2010, an increase of $5.7 million, or 44.3%. Corporate expense includes approximately $2.7 million of equity-based compensation for the three months ended September 30, 2011 as compared to $2.1 million for the three months ended September 30, 2010. Excluding this equity-based compensation, corporate expense was $15.9 million for the three months ended September 30, 2011 as compared to $10.7 million for the three months ended September 30, 2010, an increase of $5.2 million, or 48.0%. This increase was primarily due to legal and other costs incurred in connection with the Transactions.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $39.8 million for the three months ended September 30, 2011 as compared to $30.0 million for the three months ended September 30, 2010, an increase of $9.8 million, or 32.8%. This increase was primarily due to depreciation of property and equipment placed in service subsequent to September 30, 2010, as well as additional depreciation and amortization expense related to recent acquisitions.

Interest Expense

Our interest expense was $12.6 million for the three months ended September 30, 2011 as compared to $16.2 million for the three months ended September 30, 2010, a decrease of $3.6 million, or 22.2%. Interest expense for the three months ended September 30, 2011 was reduced by $2.8 million related to a change in the fair value of our interest rate swap agreement following our removal of its designation as a cash flow hedge in October 2010. The remaining decrease was primarily due to a scheduled decrease in the notional amount of our interest rate swap agreement of $111.6 million that occurred on December 31, 2010 which caused less of our debt to be subject to the higher fixed rate of our interest rate swap agreement during the three months ended September 30, 2011.

Income Taxes

Our income tax expense was $8.6 million for the three months ended September 30, 2011 as compared to $7.5 million for the three months ended September 30, 2010, an increase of $1.1 million, or 14.7%. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to the change in our book basis versus tax basis of our investment in EBS Master, including the effect of income allocated to a noncontrolling interest, valuation allowance changes, state income tax rate changes and the impact of other permanent differences relative to pretax income. During the three months ended September 30, 2011 and 2010, the Company recognized an increase in income tax expense of $0.8 million and $1.1 million, respectively, related to changes in valuation allowances.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues

Our total revenues were $835.8 million for the nine months ended September 30, 2011 as compared to $726.5 million for the nine months ended September 30, 2010, an increase of approximately $109.3 million, or 15.0%.

On an overall basis, revenues for our payer services, provider services and pharmacy services segments were adversely affected during the nine months ended September 30, 2011 by the continued impact of lower healthcare utilization driven by high unemployment and other adverse economic factors. Additional factors affecting our revenues are described in the following paragraphs.

Our payer services segment revenue is summarized in the following table:

	September 30, 2011	September 30, 2010	$ Change
Claims management	$153,679	$143,770	$9,909
Payment services	186,512	171,693	14,819
Intersegment revenue	2,572	2,311	261

	$342,763	$317,774	$24,989

Claims management revenues for the nine months ended September 30, 2011 increased by approximately $9.9 million, or 6.9%, as compared to the prior year period. Claims management revenues for the nine months ended September 30, 2011 include $31.4 million related to the EquiClaim, FVTech and HTMS acquisitions as compared to approximately $13.8 million for the nine months ended September 30, 2010. Excluding these revenues, claims management revenues for the nine months ended September 30, 2011 decreased by $7.8 million, or 6.0%, as compared to the prior year period primarily due to the impact of market pricing pressures on our transaction rates.

Payment services revenues for the nine months ended September 30, 2011 increased by approximately $14.8 million, or 8.6%, as compared to the prior year period. This increase was primarily driven by new sales and implementations and the impact of the U.S. postage rate increase effective in April 2011.

Our provider services segment revenue is summarized in the following table:

	September 30, 2011	September 30, 2010	$ Change
Patient statements	$192,813	$198,214	$(5,401)
Revenue cycle management	216,238	129,175	87,063
Dental	23,464	23,808	(344)
Intersegment revenue	391	241	150

	$432,906	$351,438	$81,468

Patient statements revenues for the nine months ended September 30, 2011 decreased by approximately $5.4 million, or 2.7%, primarily due to customer attrition, partially offset by new sales and implementations and the impact of the U.S. postage rate increase effective in April 2011.

Revenue cycle management revenues for the nine months ended September 30, 2011 include $85.8 million related to the CEA, Chapin and FVTech acquisitions as compared to approximately $4.0 million for the nine months ended September 30, 2010. Excluding these revenues, revenue cycle management revenues for nine months ended September 30, 2011 increased by $5.3 million, or 4.2%. This increase was primarily due to new sales and implementations, partially offset by customer attrition.

Dental revenues for the nine months ended September 30, 2011 were generally consistent with those reflected in the comparable prior year period.

Our pharmacy services segment revenues were $63.1 million for the nine months ended September 30, 2011 as compared to $59.8 million for the nine months ended September 30, 2010, an increase of approximately $3.2 million, or 5.4%. This increase was primarily due to new sales and implementations.

Cost of Operations

Our total cost of operations was $518.9 million for the nine months ended September 30, 2011 as compared to $443.3 million for the nine months ended September 30, 2010, an increase of approximately $75.6 million, or 17.0%.

Our cost of operations for our payer services segment was approximately $230.9 million for the nine months ended September 30, 2011 as compared to $207.5 million for the nine months ended September 30, 2010, an increase of approximately $23.4 million, or 11.3%. As a percentage of revenue, our payer services cost of operations increased to 67.4% for the nine months ended September 30, 2011 as compared to 65.3% for the nine months ended September 30, 2010. The increase in our payer services cost of operations is primarily due to revenue growth in payment services, including the impact of the U.S. postage rate increase effective in April 2011, and the inclusion of the acquired FVTech, HTMS and EquiClaim businesses. The increase as a percentage of revenue was primarily due to changes in revenue mix between our payment services solutions and recently acquired FVTech, HTMS and EquiClaim businesses, which generally have higher cost of operations, and our historical claims management services, which generally have lower cost of operations.

Our cost of operations for our provider services segment was $264.4 million for the nine months ended September 30, 2011 as compared to $216.6 million for the nine months ended September 30, 2010, an increase of approximately $47.8 million, or 22.1%. As a percentage of revenue, our provider services segment cost of operations decreased to 61.1% for the nine months ended September 30, 2011 as compared to 61.6% for the nine months ended September 30, 2010. The increase in our provider services cost of operations is primarily due the inclusion of the CEA, Chapin and FVTech businesses acquired in 2010 and the impact of the U.S. postage rate increase effective in April 2011. This increase in provider services cost of operations was partially offset by a change in revenue mix between our patient statements services, which generally have higher cost of operations, and revenue cycle management services, which generally have lower cost of operations. The decrease in our provider services cost of operations as a percentage of revenue was primarily due to this change in revenue mix.

Our cost of operations for our pharmacy services segment was $26.4 million for the nine months ended September 30, 2011 as compared to $21.8 million for the nine months ended September 30, 2010, an increase of approximately $4.7 million, or 21.4%. The increase in pharmacy services cost of operations and as a percentage of revenue was primarily attributable to additional customer service personnel and costs incurred related to the launch of new solutions to pharmacies.

Development and Engineering Expense

Our total development and engineering expense was $27.8 million for the nine months ended September 30, 2011 as compared to $25.9 million for the nine months ended September 30, 2010, an increase of approximately $1.9 million, or 7.5%. The increase was primarily due to the inclusion of the development and engineering infrastructures associated with our recently acquired businesses.

Sales, Marketing, General and Administrative Expense (Excluding Corporate Expense)

Our total sales, marketing, general and administrative expense (excluding corporate expense) was $52.6 million for the nine months ended September 30, 2011 as compared to $45.5 million for the nine months ended September 30, 2010, an increase of approximately $7.1 million, or 15.5%.

Our sales, marketing, general and administrative expense for our payer services segment was approximately $20.9 million for the nine months ended September 30, 2011 as compared to $19.7 million for the nine months ended September 30, 2010, an increase of approximately $1.1 million, or 5.6%. The increase in our payer services sales, marketing, general and administrative expense was primarily due to the inclusion of the infrastructures associated with recently acquired businesses.

Our sales, marketing, general and administrative expense for our provider services segment was approximately $27.8 million for the nine months ended September 30, 2011 as compared to $21.3 million for the nine months ended September 30, 2010, an increase of approximately $6.4 million, or 30.2%. The increase in our provider services sales, marketing, general and administrative expense was primarily due to the inclusion of the infrastructures associated with recently acquired businesses.

Our sales, marketing, general and administrative expense for our pharmacy services segment was approximately $4.1 million for the nine months ended September 30, 2011 as compared to $4.5 million for the nine months ended September 30, 2010, a decrease of approximately $0.4 million, or 8.7%. The decrease in pharmacy services sales, marketing, general and administrative expense is primarily due to transfers of administrative personnel to operations roles in connection with integration activities.

Corporate Expense

Our corporate expense was $45.4 million for the nine months ended September 30, 2011 as compared to $35.4 million for the nine months ended September 30, 2010, an increase of approximately $10.1 million, or 28.4%. Corporate expense includes approximately $7.6 million and $5.6 million of equity-based compensation for the nine months ended September 30, 2011 and 2010, respectively. Excluding this equity-based compensation, corporate expense was $37.8 million for the nine months ended September 30, 2011 as compared to $29.7 million for the nine months ended September 30, 2010, an increase of approximately $8.1 million, or 27.1%. The increase was primarily due to legal and other costs incurred in connection with the Transactions and additional personnel costs to support the Company’s growth. In addition, the increase over the prior year period was impacted by the absence in 2011 of a favorable lease termination adjustment that occurred during the nine months ended September 30, 2010.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $116.8 million for the nine months ended September 30, 2011 as compared to $87.1 million for the nine months ended September 30, 2010, an increase of approximately $29.7 million, or 34.2%. This increase was primarily due to depreciation of property and equipment placed in service subsequent to September 30, 2010, as well as additional depreciation and amortization expense related to recent acquisitions.

Interest Expense

Our interest expense was $37.9 million for the nine months ended September 30, 2011 as compared to $47.7 million for the nine months ended September 30, 2010, a decrease of approximately $9.9 million, or 20.7%. Interest expense for the nine months ended September 30, 2011 was reduced by $8.0 million related to a change in the fair value of our interest rate swap agreement following our removal of its designation as a cash flow hedge in October 2010. The remaining decrease was primarily due to a scheduled decrease in the notional amount of our interest rate swap agreement of approximately $111.6 million that occurred on December 31, 2010 which caused less of our debt to be subject to the higher fixed rate of our interest rate swap agreement during the nine months ended September 30, 2011.

Income Taxes

Our income tax expense was $21.7 million for the nine months ended September 30, 2011 as compared to $27.7 million for the nine months ended September 30, 2010, a decrease of approximately $6.0 million, or 35.0%. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to the change in our book basis versus tax basis of our investment in EBS Master, including the effect of income allocated to a noncontrolling interest, valuation allowance changes, state income tax rate changes and the impact of other permanent differences relative to pretax income. During the nine months ended September 30, 2011 and 2010, the Company recognized an increase in income tax expense of approximately $2.2 million and $6.9 million, respectively, related to changes in valuation allowances.

Liquidity and Capital Resources

We are a holding company with no material business operations. Our principal asset is the equity interests we own in our majority-owned subsidiary, EBS Master. We conduct all of our business operations through the direct and indirect subsidiaries of EBS Master. Accordingly, our only material sources of cash are borrowings under our credit facilities and dividends or other distributions or payments that are derived from earnings and cash flow generated by the subsidiaries of EBS Master.

Liquidity and Capital Resources Prior to the Transactions

Cash Flows

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2011 was $180.5 million as compared to $120.8 million for the nine months ended September 30, 2010. The $59.7 million increase is related primarily to business growth and the timing of collections and disbursements.

Cash provided by operating activities can be significantly impacted by our non-cash working capital assets and liabilities, which may vary based on the timing of cash receipts that fluctuate by day of week and/or month and be impacted by cash management decisions.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2011 was $87.6 million as compared to $109.3 million for the nine months ended September 30, 2010. Cash used in investing activities for each of the nine month periods ended June 30, 2011 and 2010 included capital expenditures for property and equipment and cash consideration paid in connection with acquisitions.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2011 was $7.0 million as compared to $6.5 million for the nine months ended September 30, 2010. Cash used in financing activities for both the nine months ended September 30, 2011 and 2010 consisted of required principal payments under our prior credit agreements.

Prior Credit Facilities

As of September 30, 2011 and December 31, 2010, long-term debt consisted of the following:

	September 30, 2011	December 31, 2010
Credit Facilities
$ 50 million Revolving Line of Credit facility, expiring on November 16, 2012 and bearing interest payable quarterly at a variable base rate plus a spread rate	$—	$—

$ 755 million First Lien Term Loan facility, expiring on November 16, 2013, bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (total rate 2.24% and 2.27% ) and net of unamortized discount of $21,357 and $28,628 at September 30, 2011 and December 31, 2010, respectively (effective interest rate of 3.92% at September 30, 2011)	651,781	650,172

$ 170 million Second Lien Term Loan facility, expiring on May 16, 2014, bearing interest at a variable base rate (LIBOR) plus a spread rate (total rate 5.24% and 5.27%) and net of unamortized discount of $9,702 and $12,136 at September 30, 2011 and December 31,2010, respectively (effective interest rate of 7.86% at September 30, 2011)	160,298	157,864

$ 100 million Incremental Borrowing on First Lien Term Loan facility, expiring on November 16, 2013, bearing interest at a variable base rate (LIBOR), subject to a floor, plus a spread rate (total rate 4.5% for both periods) and net of unamortized discount of $1,401 and $1,866 at September 30, 2011 and December 31, 2010, respectively (effective interest rate of 5.44% at September 30, 2011)	97,599	97,884

Obligation under data sublicense agreement	40,323	40,323
Less current portion	(12,491)	(12,494)

Long-term debt	$937,510	$933,749

Our obligations under our prior credit facilities were paid in full and the related credit agreements and commitments were terminated in connection with the closing of the Transactions.

Liquidity and Capital Resources Following the Transactions

As part of the Transactions, we incurred substantial new indebtedness comprised of a $1,224.0 million senior secured term loan facility (the “Term Loan Facility”), a $125.0 million revolving credit facility (of which $25.0 million was borrowed at the closing of the Transactions) (the “Revolving Facility”; together with the Term Loan Facility, the “Senior Credit Facilities”), $375.0 million of 11.00% Senior Notes due 2019 (the “2019 Notes”) and $375.0 million of 11.25% Senior Notes due 2020 (the “2020 Notes”; together with the 2019 Notes, the “Senior Notes”). After giving effect to the Transactions, we had approximately $1,224.0 million of debt outstanding under our Term Loan Facility (before original issue discount) and $25.0 million outstanding under our Revolving Facility, each of which bears interest based on a floating rate index and $750.0 million of debt outstanding under the Senior Notes (before original issue discount), which bear interest at fixed rates.

Senior Credit Facilities

Proceeds of the Term Loan Facility and the Revolving Facility were, together with other sources of funds, used to finance the Transactions. Proceeds of the Revolving Facility, including up to $30.0 million in the form of borrowings on same-day notice, referred to as swingline loans, and up to $50.0 million in the form of letters of credit, are available to provide financing for working capital and general corporate purposes.

The credit agreement governing the Senior Credit Facilities provides that, subject to certain conditions, we may request additional tranches of term loans, increase commitments under the Revolving Facility or the Term Loan Facility or add one or more incremental revolving credit facility tranches (provided that the revolving credit commitments outstanding at any time have no more than three different maturity dates) in an aggregate amount not to exceed (a) $300.0 million plus (b) an unlimited amount at any time, subject to compliance on a pro forma basis with a first lien net leverage ratio of no greater than 4.00:1.00. Availability of such additional tranches of term loans or revolving credit facilities and/or increased commitments is subject to, among other conditions, the absence of any default under the credit agreement governing the Senior Credit Facilities and the receipt of commitments by existing or additional financial institutions.

Borrowings under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A. (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.25%. The applicable margin for borrowings under the Term Loan Facility is 4.50% with respect to base rate borrowings and 5.50% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facility is 4.25% with respect to base rate borrowings and 5.25% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facility is subject to a 0.25% step-down based on our first lien net leverage ratio at the end of each fiscal quarter, commencing with the first full fiscal quarter commencing after the closing date.

In addition to paying interest on outstanding principal under the Senior Credit Facilities, we are required to pay customary agency fees, letter of credit fees and a commitment fee in respect of the unutilized commitments under the Revolving Facility at a rate of 0.50% per annum.

The credit agreement governing the Senior Credit Facilities requires that we prepay outstanding loans under the Term Loan Facility, subject to certain exceptions, with (a) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the credit agreement governing the Senior Credit Facilities, (b) commencing with the fiscal year ended December 31, 2012, 50% (which percentage will be reduced to 25% and 0% based on our first lien net leverage ratio) of our annual excess cash flow (as defined in the credit agreement), and (c) 100% of the net cash proceeds of certain asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions.

We may voluntarily prepay outstanding loans under the Senior Credit Facilities at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans, provided, however, that if on or prior to November 2, 2012 we prepay any loans under the Term Loan Facility in connection with a repricing transaction, we must pay a prepayment premium of 1.00% of the aggregate principal amount of the loans so prepaid.

We are required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the loans under the Term Loan Facility made on the closing date, with the balance due and payable on the seventh anniversary of the closing date. There is no scheduled amortization of the principal amounts of the loans outstanding under the Revolving Facility. Any principal amount outstanding under the Revolving Facility is due and payable on the fifth anniversary of the closing date.

Certain of our U.S. wholly-owned restricted subsidiaries, together with the Company, are co-borrowers and jointly and severally liable for all obligations under the Senior Credit Facilities. Such obligations of the co-borrowers are unconditionally guaranteed by Beagle Intermediate Holdings, Inc., the Company and each of our existing and future U.S. wholly-owned restricted subsidiaries (with certain exceptions including immaterial subsidiaries) and, together with obligations under the guarantees, are secured by a perfected security interest in substantially all of the assets of the co-borrowers and guarantors, in each case, now owned or later acquired, including a pledge of all of the capital stock of the Company, the capital stock of substantially all our U.S. wholly-owned restricted subsidiaries and 65% of the capital stock of certain of our foreign restricted subsidiaries, subject in each case to the exclusion of certain assets and additional exceptions.

The credit agreement governing the Senior Credit Facilities requires us to comply with maximum first lien net leverage ratio and consolidated cash interest coverage ratio financial maintenance covenants, to be tested on the last day of each fiscal quarter. A breach of these covenants is subject to certain equity cure rights. In addition, the Senior Credit Facilities contain a number of negative covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of our subsidiaries to:

•	incur additional indebtedness or guarantees;

•	incur liens;

•	make investments, loans and acquisitions;

•	consolidate or merge;

•	sell assets, including capital stock of subsidiaries;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock of the Company or any restricted subsidiary;

•	alter our business;

•	amend, prepay, redeem or purchase subordinated debt;

•	engage in transactions with affiliates; and

•	enter into agreements limiting dividends and distributions of certain subsidiaries.

The credit agreement governing the Senior Credit Facilities also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default (including upon change of control).

Senior Notes

In connection with the Transactions, on November 2, 2011, we assumed repayment and other obligations with respect to the Senior Notes—including both the 2019 Notes and the 2020 Notes—that were issued by Merger Sub in connection with the Merger. The 2019 Notes bear interest at a rate of 11.00% per annum, and interest is payable semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2012. The 2019 Notes mature on December 31, 2019. The 2020 Notes bear interest at a rate of 11.25% per annum, and interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2012. The 2020 Notes mature on December 31, 2020.

The Company may redeem the 2019 Notes, the 2020 Notes or both, in whole or in part, at any time on or after December 31, 2015 at the applicable redemption price, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to December 31, 2014, the Company may, at its option and on one or more occasions, redeem up to 35% of the aggregate principal amount of the 2019 Notes or the 2020 Notes, at a redemption price equal to 100% of the aggregate principal amount thereof, plus a premium equal to the stated interest rate per annum on the 2019 Notes or the 2020 Notes, respectively, plus accrued and unpaid interest, if any, to the redemption date, subject to the right of noteholders of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of certain equity offerings; provided that at least 50% of the sum of the aggregate principal amount of the 2019 Notes or 2020 Notes, respectively, originally issued (including any additional notes) remain outstanding immediately after the occurrence of such redemption and the redemption occurs within 180 days of the closing date of any such equity offering. At any time prior to December 31, 2015, the Company may redeem the 2019 Notes, the 2020 Notes, or both, in whole or in part, at its option and on one or more occasions, at a redemption price equal to 100% of the principal amount plus an “applicable premium” and accrued and unpaid interest, if any, to the redemption date.

The Senior Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. Our obligations under the Senior Notes are guaranteed on a senior basis by all of our existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries that guarantee our Senior Credit Facilities or our other indebtedness or indebtedness of any affiliate guarantor. The Senior Notes and the related guarantees are effectively subordinated to our existing and future secured obligations and that of our affiliate guarantors to the extent of the value of the collateral securing such obligations, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of our subsidiaries that do not guarantee the Senior Notes.

If we experience specific kinds of changes in control, we must offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of purchase. The indentures governing the Senior Notes contain covenants consistent with covenants customary for transactions of its kind that restrict the ability of the Company and its restricted subsidiaries to:

•	pay dividends on capital stock or redeem, repurchase or retire capital stock;

•	incur additional indebtedness or issue certain capital stock;

•	incur certain liens;

•	make investments, loans, advances and acquisitions;

•	consolidate, merge or transfer all or substantially all of their assets and the assets of their subsidiaries;

•	prepay subordinated debt;

•	engage in certain transactions with affiliates; and

•	enter into agreements restricting the subsidiaries’ ability to pay dividends.

The governing indentures also contain certain customary affirmative covenants and events of default.

We anticipate that cash generated by operations, the funds available under our Revolving Facility and existing cash and equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our new Senior Credit Facilities in amounts sufficient to enable us to repay our indebtedness, including the 2019 Notes and 2020 Notes, or to fund other liquidity needs.

Summary Disclosures about Contractual Obligations and Commercial Commitments

Pro Forma Contractual Obligations

The following table sets forth our pro forma contractual obligations (excluding interest on our new Senior Credit Facilities, the 2019 Notes and the 2020 Notes) and other commitments as of September 30, 2011 as if the Transactions had taken place on that date:

	Payments by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(in thousands)
2019 Notes(1)	$375,000	$—	$—	$—	$375,000
2020 Notes(2)	375,000	—	—	—	375,000
Other long-term obligations(3)	1,265,323	16,425	34,524	37,798	1,176,576
Tax receivable agreement obligations to related parties(4)	264,626	1,235	45,664	34,483	183,244
Operating lease obligations(5)	49,172	8,094	11,948	10,692	18,438
Contingent consideration obligations(6)	8,784	3,013	5,771	—	—
Purchase obligations and other(7)	82,612	13,789	16,356	12,000	40,467

Total contractual obligations(8)	$2,420,517	$42,556	$114,263	$94,973	$2,168,725

(1)	Represents the principal amount of indebtedness under the 2019 Notes without reduction for any original issue discount.
(2)	Represents the principal amount of indebtedness under the 2020 Notes without reduction for any original issue discount.
(3)	Represents the principal amount of indebtedness under our new Senior Term Loan Facility, our new senior secured Revolving Facility and our data sublicense agreement.
(4)	Represents expected amounts due under the tax receivable agreements after giving effect to the Transactions as if such Transactions occurred on September 30, 2011, without giving effect to the restructuring of Medifax-EDI Holding Company and its subsidiaries. The timing and/or amount of the aggregate payments due may vary based on a number of factors, including the determination of the actual amount of step up in tax basis of the assets of EBS Master arising as a result of the Transactions and the allocation of that step up among the assets of EBS Master, the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers, and the portion of payments under the tax receivable agreements constituting imputed interest or amortizable basis.
(5)	Represents amounts due under existing operating leases related to our offices and other facilities.
(6)	Contingent consideration transferred in connection with certain 2010 acquisitions included contingent obligations to make additional payments based on the achievement of certain future financial performance targets. Because the ultimate timing and amount of payments are dependent upon the outcome of future events, the timing and/or amount of these additional payments may vary from this estimate.
(7)	Represents contractual commitments under the transaction and advisory fee agreement we entered into with Blackstone and H&F in connection with the Transactions, certain telecommunication and other supply contracts, capital leases and certain other obligations. Where our purchase commitments are cumulative over a period of time, (i.e. no specified annual commitment), the table above assumes such commitments will be fulfilled on a ratable basis over the commitment period.
(8)	Total contractual obligations exclude liabilities for uncertain tax positions of $1.4 million due to the high degree of uncertainty regarding the timing of future cash outflows, if any, to the taxing authorities.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements or obligations, other than those related to surety bonds of an insignificant amount.

Recent Accounting Pronouncements

Our recent accounting pronouncements are summarized in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk in connection with our long-term debt. For the nine months ended September 30, 2011, we were subject to interest rate risks related to our prior credit facilities. The original term loan borrowings under the prior First Lien credit facility bore interest, at our option, at either an adjusted LIBOR rate plus 2.00% or the lenders’ alternate base rate plus 1.00%, or a combination of the two, and borrowings under the prior Second Lien credit facility bore interest, at our option, at either an adjusted LIBOR rate plus 5.00% or the lenders’ alternate base rate plus 4.00%, or a combination of the two. In October 2010, we borrowed an additional $100.0 million under an incremental term loan facility through an amendment to the prior First Lien credit facility. The incremental term loan facility bore interest at our option at either an adjusted LIBOR rate plus 3.00% (subject to a LIBOR floor of 1.50%) or the lenders’ alternate base rate plus 2.00% (subject to an alternate base rate floor of 2.50%).

As of September 30, 2011, we had outstanding borrowings (before unamortized debt discount of $32.5 million) of $772.1 million under the prior First Lien credit facility and $170.0 million under the prior Second Lien credit facility.

For the nine months ended September 30, 2011, we managed our interest rate risk through the use of an interest rate swap agreement. Effective December 31, 2006, we entered into an interest rate swap to exchange three month LIBOR rates for fixed interest rates, resulting in the payment of an all-in fixed rate of 4.94% on an initial notional amount of $786.3 million which was scheduled to amortize on a quarterly basis until maturity at December 30, 2011. At September 30, 2011, the notional amount of the interest rate swap was $238.5 million. As a result, as of September 30, 2011, $703.7 million of our total borrowings were effectively subject to a variable interest rate.

As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, on November 2, 2011, in connection with the Transactions, we repaid all amounts due under our prior credit facilities, terminated our interest rate swap agreement and entered into new borrowings under the new Senior Credit Facilities and Senior Notes.

Borrowings under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A. (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.25%. The applicable margin for borrowings under the Term Loan Facility is 4.50% with respect to base rate borrowings and 5.50% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facility is 4.25% with respect to base rate borrowings and 5.25% with respect to LIBOR borrowings. The applicable margin for borrowings under the Revolving Facility is subject to a 0.25% step-down based on our first lien net leverage ratio at the end of each fiscal quarter, commencing with the first full fiscal quarter commencing after the closing date. Our 2019 Notes and 2020 Notes bear interest at fixed rates of 11.00% and 11.25%, respectively, and are therefore not subject to fluctuations in interest rates.

Immediately following the Transactions, our principal interest rate risk relates to borrowing under our Senior Credit Facilities. As of September 30, 2011, on a pro forma basis after giving effect to the Transactions and the use of proceeds therefrom, we would have had approximately $1,224.0 million outstanding under our new Term Loan Facility and $25.0 million outstanding under our new

Revolving Facility, each bearing interest at variable rates. A 0.125% increase in the floating rates on the funded amounts under our new Senior Credit Facilities would have increased annual cash interest expense by approximately $1.6 million.

In the future, in order to manage our interest rate risk, we may refinance our existing debt or enter into interest rate swaps. However, we do not intend or expect to enter into derivative or interest rate swap transactions for speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2011. Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the nine months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Six putative stockholder class action lawsuits were filed in connection with the Merger, each of which sought to enjoin the Merger, generally alleging that the Company’s board of directors breached its fiduciary duties to its stockholders in connection with the Merger and that the Company, Blackstone, General Atlantic and H&F each aided and abetted that breach. Four of those suits were filed in Delaware Chancery Court between August 5, 2011, and August 10, 2011, and were subsequently consolidated into a single action ( the “Delaware Action”) which named as defendants the Company, its directors, Blackstone, General Atlantic, and H&F. A fifth suit was filed in the Chancery Court for Davidson County, Tennessee, Twentieth Judicial District, on August 10, 2011 (the “Tennessee Chancery Action”) which named as defendants the Company, its directors and Blackstone. A sixth suit was filed in United States District Court for the Middle District of Tennessee, on September 6, 2011 ( the “Tennessee Federal Court Action”) purportedly alleging violations of Sections 14(a) and 20(a) of the Exchange Act and regulations promulgated thereunder, in addition to claims that the Company’s board of directors breached its fiduciary duties to its stockholders in connection with the Merger and that the Company, Blackstone, General Atlantic and H&F aided and abetted that breach, and naming as defendants the Company, its directors, Blackstone, General Atlantic and H&F. The plaintiff in the Tennessee Chancery Action filed an amended complaint on September 6, 2011. The plaintiff in the Tennessee Federal Court Action filed an amended complaint on September 12, 2011.

On October 19, 2011, the plaintiff in the Tennessee Federal Court Action filed a notice of voluntary dismissal, and on October 20, 2011, the Middle District of Tennessee dismissed the action. On October 24, 2011, the plaintiffs in the Tennessee Chancery Action filed a notice of voluntary dismissal, and on November 7, 2011, the Tennessee Chancery Court dismissed the action without prejudice. On October 25, 2011, the plaintiffs in the Delaware Action filed a notice of voluntary dismissal and on October 28, 2011, and the Delaware Chancery Court dismissed the action with prejudice as to the plaintiffs.

The Company is also subject to various other legal proceedings and claims arising in the ordinary course of business. Our management currently does not expect that the results of any of these other legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

The discussion of the Company’s business and operations should be read together with the risk factors contained under the heading “Risk Factors” in our Form 10-K and Form 10-Q for the quarter ended June 30, 2011, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect our business, financial condition and results of operations, cash flows and prospects in a material adverse manner. As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K and Form 10-Q for the quarter ended June 30, 2011, other than as related to the Transactions as described in this Quarterly Report.

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

EMDEON INC.

Date: November 9, 2011	By:	/s/ George I. Lazenby
George I. Lazenby, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2011	By:	/s/ Bob A. Newport
Bob A. Newport, Jr., Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.
2.1*	Agreement and Plan of Merger, dated as of August 3, 2011, by and among Beagle Parent Corp., Beagle Acquisition Corp. and Emdeon Inc.. (included as Exhibit 2.1 to the Company’s current Report on Form 8-K, filed on August 8, 2011, and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2011, and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2011, and incorporated herein by reference).

10.1**	Letter Agreement, dated as of August 24, 2011, by and between Emdeon Inc. and Philip M. Pead (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 26, 2011, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Emdeon undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities & Exchange Commission.
**	Management contract or compensatory plan or arrangement.