Form 10-Q
period 2012-09-30
Emdeon Inc.
filed 2012-11-13
CIK 1444598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Commission file number 333-182786

EMDEON INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5799664
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3055 Lebanon Pike, Suite 1000 Nashville, TN	37214
(Address of Principal Executive Offices)	(Zip Code)

(615) 932-3000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 8, 2012
Common Stock, $0.01 par value	100

Emdeon Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Emdeon Inc.

Condensed Consolidated Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$50,337	$37,925
Accounts receivable, net of allowance for doubtful accounts of $4,276 and $1,201 at September 30, 2012 and December 31, 2011, respectively	197,169	188,960
Deferred income tax assets	4,772	5,862
Prepaid expenses and other current assets	20,914	16,926

Total current assets	273,192	249,673
Property and equipment, net	268,381	277,768
Goodwill	1,481,951	1,443,574
Intangible assets, net	1,757,783	1,821,897
Other assets, net	30,797	39,403

Total assets	$3,812,104	$3,832,315

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,567	$8,827
Accrued expenses	119,461	132,096
Deferred revenues	8,967	5,561
Current portion of long-term debt	16,805	16,034

Total current liabilities	158,800	162,518
Long-term debt, excluding current portion	2,005,368	1,945,074
Deferred income tax liabilities	469,578	502,044
Tax receivable agreement obligations to related parties	132,581	117,477
Other long-term liabilities	6,145	1,413
Commitments and contingencies
Equity:
Common stock (par value, $.01), 100 shares authorized and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	1,128,320	1,120,676
Accumulated other comprehensive income (loss)	(3,908)	(194)
Accumulated deficit	(84,780)	(16,693)

Total equity	1,039,632	1,103,789

Total liabilities and equity	$3,812,104	$3,832,315

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Operations

(unaudited and amounts in thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Revenue	$297,075	$282,149	$877,577	$835,758
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	184,794	173,455	542,550	515,481
Development and engineering	7,994	7,473	24,246	23,602
Sales, marketing, general and administrative	35,308	38,342	107,382	105,604
Depreciation and amortization	48,572	39,830	140,354	116,786
Accretion	2,758	—	15,104	—

Operating income	17,649	23,049	47,941	74,285
Interest expense, net	41,898	12,573	130,539	37,848
Loss on extinguishment of debt	—	—	21,853	—
Other	—	(4,398)	—	(8,036)

Income (loss) before income tax provision (benefit)	(24,249)	14,874	(104,451)	44,473
Income tax provision (benefit)	(9,093)	8,601	(36,364)	21,696

Net income (loss)	(15,156)	6,273	(68,087)	22,777
Net income attributable to noncontrolling interest	—	2,906	—	9,214

Net income (loss) attributable to Emdeon Inc.	$(15,156)	$3,367	$(68,087)	$13,563

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net income (loss)	$(15,156)	$6,273	$(68,087)	$22,777
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(1,487)	—	(3,821)	—
Other comprehensive income amortization, net of taxes	—	838	—	2,481
Foreign currency translation adjustment	(127)	118	107	113

Other comprehensive income (loss)	(1,614)	956	(3,714)	2,594

Total comprehensive income (loss)	(16,770)	7,229	(71,801)	25,371
Comprehensive income attributable to noncontrolling interest	—	3,109	—	9,767

Comprehensive income (loss) attributable to Emdeon Inc.	$(16,770)	$4,120	$(71,801)	$15,604

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Equity

(unaudited and amounts in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Contingent Consideration	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Predecessor Balances:
Balance at January 1, 2011	91,064,486	$1	24,689,142	$—	$738,888	$1,955	$53,250	$(2,569)	$263,763	$1,055,288
Equity compensation expense	—	—	—	—	13,992	—	—	—	3,618	17,610
Issuance of shares in connection with equity compensation plans, net of taxes	187,866	—	—	—	1,299	—	—	—	(438)	861
Tax receivable agreement with related parties, net of taxes	—	—	—	—	(58)	—	—	—	—	(58)
Net income	—	—	—	—	—	—	13,563	—	9,214	22,777
Foreign currency translation adjustment	—	—	—	—	—		—	89	24	113
Other comprehensive income amortization, net of taxes	—	—	—	—	—	—	—	1,952	529	2,481

Balance at September 30, 2011	91,252,352	$1	24,689,142	$—	$754,121	$1,955	$66,813	$(528)	$276,710	$1,099,072

Successor Balances:
Balance at January 1, 2012	100	$—	—	$—	$1,120,676	$—	(16,693)	$(194)	$—	$1,103,789
Reclassification of liability awards to equity awards	—	—	—	—	3,675	—	—	—	—	3,675
Equity compensation expense	—	—	—	—	3,969	—	—	—	—	3,969
Issuance of shares in connection with equity compensation plans, net of taxes	—	—	—	—	317	—	—	—	—	317
Repurchase of Parent common stock	—	—	—	—	(317)	—	—	—	—	(317)
Net loss	—	—	—	—	—	—	(68,087)	—	—	(68,087)
Foreign currency translation adjustment	—	—	—	—	—	—	—	107	—	107
Change in fair value of interest rate swap, net of taxes	—	—	—	—	—	—	—	(3,821)	—	(3,821)

Balance at September 30, 2012	100	$—	—	$—	$1,128,320	$—	$(84,780)	$(3,908)	$—	$1,039,632

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited and amounts in thousands)

	Successor	Predecessor
	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Operating activities
Net income (loss)	$(68,087)	$22,777
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	140,354	116,786
Accretion	15,104	—
Equity compensation	3,969	17,610
Deferred income tax expense (benefit)	(37,369)	2,611
Amortization of debt discount and issuance costs	7,613	10,470
Amortization of discontinued cash flow hedge from other comprehensive loss	—	2,843
Change in contingent consideration	—	(8,036)
Change in fair value of interest rate swap (not subject to hedge accounting)	—	(7,983)
Loss on extinguishment of debt	18,293	—
Other	1,927	36
Changes in operating assets and liabilities:
Accounts receivable	(5,547)	(7,040)
Prepaid expenses and other	(3,686)	10,843
Accounts payable	5,153	5,888
Accrued expenses, deferred revenue and other liabilities	(8,444)	16,329
Tax receivable agreement obligations to related parties	(114)	(2,593)

Net cash provided by operating activities	69,166	180,541

Investing activities
Purchases of property and equipment	(40,949)	(48,207)
Payments for acquisitions, net of cash acquired	(59,011)	(39,422)

Net cash used in investing activities	(99,960)	(87,629)

Financing activities
Proceeds from Term Loan Facility	70,351	—
Debt principal payments	(9,565)	(6,412)
Payments on revolver	(15,000)	—
Payment of loan costs	(2,060)	—
Repurchase of Parent common stock	(317)	—
Other	(203)	(620)

Net cash provided by (used in) financing activities	43,206	(7,032)

Net increase in cash and cash equivalents	12,412	85,880
Cash and cash equivalents at beginning of period	37,925	99,188

Cash and cash equivalents at end of period	$50,337	$185,068

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

1. Nature of Business and Organization

Nature of Business

Emdeon Inc. (the “Company”), through its subsidiaries, is a provider of revenue and payment cycle management and clinical information exchange solutions, connecting payers, providers and patients of the U.S. healthcare system. The Company’s product and service offerings integrate and automate key business and administrative functions for healthcare payers and healthcare providers throughout the patient encounter, including pre-care patient eligibility and benefits verification and enrollment, clinical exchange capabilities, claims management and adjudication, payment integrity, payment distribution, payment posting and denial management and patient billing and payment processing.

Organization

The Company was formed as a Delaware limited liability company in September 2006 and converted into a Delaware corporation in September 2008 in anticipation of the Company’s August 2009 initial public offering (the “IPO”).

On August 3, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Beagle Parent Corp. (“Parent”) and Beagle Acquisition Corp. (“Merger Sub”), an indirect wholly-owned subsidiary of Parent. At a special meeting of stockholders held on November 1, 2011, the Company’s stockholders voted to approve the transactions contemplated by the Merger Agreement. On November 2, 2011, Merger Sub merged with and into the Company with the Company surviving the merger (the “Merger”). Subsequent to the Merger, the Company became an indirect wholly-owned subsidiary of Parent, which is controlled by affiliates of The Blackstone Group L.P. (“Blackstone”). As a result of the consummation of the Merger, each share of Class A common stock, par value $0.00001 (“Class A common stock”) and Class B common stock, par value $0.00001 (“Class B common stock”), of the Company, other than (i) shares owned by the Company and its wholly-owned subsidiaries and (ii) shares owned by Parent and its subsidiaries, including shares and other equity contributed by certain rollover investors in connection with the Merger, was cancelled and/or converted into the right to receive $19.00 in cash, without interest and less any applicable withholding taxes.

The Merger was financed as follows (the following transactions, together with the Merger, are sometimes referred to as the “2011 Transactions”):

•	Cash held by the Company at closing;

•	$1.224 billion new senior secured term loan credit facility;

•	$125.0 million new senior secured revolving credit facility;

•	$375.0 million senior notes due 2019;

•	$375.0 million senior notes due 2020;

•	$966.0 million cash capital contribution from the Company’s new equity investors;

•

Contribution by affiliates of Hellman and Friedman (“H&F”) of shares of Class A common stock and membership interests in EBS Master LLC (“EBS Master”) in exchange for shares of common stock of Parent; and

•

Contribution by certain of our senior management team members of a limited number of stock options to acquire shares of Class A common stock in exchange for stock options to acquire shares of common stock of Parent.

Immediately following the Merger, the Company repaid all amounts due under the Company’s prior credit agreements and terminated its prior interest rate swap agreement with the proceeds from the 2011 Transactions.

Subsequent to the 2011 Transactions, in April 2012, the Company amended the credit agreement governing the senior credit facilities to reprice the senior credit facilities and borrow $80,000 of additional term loans for general corporate purposes, including acquisitions.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

As a result of the Merger and the change in the basis of the Company’s assets and liabilities, periods prior to the Merger are referred to as “Predecessor” and periods after the Merger are referred to as “Successor”. Because of this change in basis, the Predecessor and Successor period financial statements are not comparable.

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

Recent Accounting Pronouncements

On January 1, 2011, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13, an update to FASB ASC Revenue Recognition Topic, which amends existing accounting standards for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, the update establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple-element arrangement where neither vendor-specific objective evidence nor third-party evidence is available for that deliverable. The adoption of this update had no material effect on the Company’s consolidated financial statements.

On October 1, 2011, the Company adopted FASB ASU No. 2011-08, an update to FASB ASC Intangibles—Goodwill and Other Topic, which amends the existing accounting standards related to the method of assessing goodwill for potential impairment. Specifically, this update limits the requirement for a company to perform a quantitative goodwill impairment test to situations in which management believes it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The adoption of this update had no material effect on the Company’s consolidated financial statements.

On December 31, 2011, the Company retroactively adopted FASB ASU No. 2011-05, an update to FASB ASC Comprehensive Income Topic, which amends the existing accounting standards related to the presentation of comprehensive income in a company’s financial statements. This update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement would present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. Under either presentation alternative, reclassification adjustments and the effect of those adjustments on net income and other comprehensive income must be presented in the respective statement or statements, as applicable. The Company elected to add a separate statement of comprehensive income (loss) in the accompanying consolidated financial statements to comply with this update; however, the adoption of the provisions of this update had no material impact on the Company’s consolidated financial statements.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

In December 2011, the FASB issued ASU No. 2011-12, which defers the effective date for the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both income and other comprehensive income on the face of the financial statements. The Company does not expect the adoption of this update to have a material impact on the Company’s consolidated financial statements.

On January 1, 2012, the Company adopted FASB ASU No. 2011-04, an update to FASB ASC Fair Value Measurement Topic, which clarifies the intent of the FASB regarding existing requirements, changes certain principles for measuring fair value and expands the disclosure requirements related to fair value measurements. Specifically, this update expands the restriction on the use of block discounts to all fair value measurements and provides conditions which must be satisfied prior to the application of other premiums and discounts (e.g., control premiums and discounts for lack of marketability) to fair value measurements. Additionally, this update requires the disclosure of quantitative information about significant unobservable inputs, the valuation processes in place for Level 3 measurements, the sensitivity of fair value measurements to changes in unobservable inputs, the hierarchy classification for assets and liabilities whose fair value is disclosed only in footnotes, any transfers between Level 1 and Level 2 of the fair value hierarchy and the reason nonfinancial assets measured at fair value are being used in a manner that differs from the highest and best use. The adoption of this update had no material impact on the Company’s consolidated financial statements. The disclosures required by this update are presented in Note 8 below to these unaudited condensed consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, which clarifies the FASB Accounting Standards Codification (the “Codification”) and corrects unintended application of guidance. The revisions included in this update are intended to make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. Except for the revisions that are subject to transition guidance, the update was effective upon issuance. For revisions included in the update that are subject to transition guidance, the update is effective for periods beginning after December 15, 2012. The Company does not expect the adoption of this update to have a material impact on the Company’s consolidated financial statements.

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

4. Business Combinations

Successor

In May 2012, the Company acquired all of the equity interests of TC3 Health, Inc. (“TC3”), a technology-enabled provider of cost containment and payment integrity solutions for healthcare payers.

On November 2, 2011, Merger Sub merged with and into the Company with the Company surviving the Merger. The Merger was accounted for as a reverse acquisition, and as such, the Company’s assets and liabilities have been adjusted to their fair values as of the Merger date.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

In connection with the 2011 Transactions, General Atlantic LLC and certain of its affiliates (collectively, “General Atlantic”), the majority owner of the Company prior to the 2011 Transactions, assigned its rights under the Company’s tax receivable agreements to affiliates of Blackstone. This assignment did not affect the Company’s overall payment obligations under the tax receivable agreements; however, because this assignment involved a transaction among owners apart from the consideration transferred for the shares of the Predecessor, the Company reduced the gross consideration transferred in the Merger by $54,525, the fair value of these rights assigned to affiliates of Blackstone.

Predecessor

In May 2011, the Company acquired all of the equity interests of Equiclaim, LLC (“EquiClaim”), a technology-enabled provider of healthcare audit and recovery solutions.

The following table summarizes certain information related to these acquisitions. The preliminary values of the consideration transferred, assets acquired and liabilities assumed in the TC3 acquisition including related tax affects, are subject to a final working capital settlement.

	Successor		Predecessor
	TC3	Merger	EquiClaim
Total Consideration Fair Value at Acquisition Date:
Cash paid at closing	$61,351	$1,943,218	$39,758
Parent common stock fair value	—	245,000	—
Parent options fair value	—	4,125	—
Other	444	—	(350)

	$61,795	$2,192,343	$39,408

Allocation of the Consideration Transferred:
Cash	$2,340	$206,376	$—
Accounts receivable	2,662	175,514	1,983
Deferred income tax assets	348	1,739	—
Prepaid expenses and other current assets	155	20,226	74
Property and equipment	10,414	278,122	2,331
Other assets	—	4,205	—
Identifiable intangible assets:
Tradename	530	156,000	160
Noncompetition agreements	1,300	11,500	100
Customer relationships	18,810	1,623,000	14,030
Data sublicense	—	31,000	—
Backlog	—	19,000	3,680
Goodwill	38,695	1,443,574	18,079
Accounts payable	—	(12,346)	(98)
Accrued expenses	(4,783)	(149,480)	(931)
Deferred revenues	—	(4,340)	—
Current maturities of long-term debt	—	(11,861)	—
Long-term debt	—	(960,936)	—
Deferred income tax liabilities	(8,592)	(515,725)	—
Tax receivable obligations to related parties	—	(115,237)	—
Other long-term liabilities	(84)	(7,988)	—

Total consideration transferred	$61,795	$2,192,343	$39,408

Acquisition costs in sales, marketing, general and administrative expense:
For the three months ended September 30, 2012	$—	$—	$—
For the three months ended September 30, 2011	$—	$—	$101
For the nine months ended September 30, 2012	$513	$—	$—
For the nine months ended September 30, 2011	$—	$—	$350

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Successor		Predecessor
	TC3	Merger	EquiClaim
Other Information:
Total consideration Parent common stock (in shares)	—	245,000	—
Gross contractual accounts receivable	$2,943	$181,398	$2,094
Amount not expected to be collected	$281	$5,884	$111
Goodwill expected to be deductible for tax purposes	$—	$—	$39,483

During the nine months ended September 30, 2012, the Company retrospectively adjusted the goodwill balance, as of the Merger, primarily to reflect a change in the valuation of the Company’s tax receivable agreements to related parties and deferred income tax liabilities that were previously recorded on a provisional basis. The retrospective adjustment resulted in a decrease to goodwill, deferred income tax liabilities and tax receivable obligations to related parties of $26,642, $16,088 and $21,821, respectively. In addition, these retrospective adjustments resulted in a decrease to accretion for the period from November 1, 2011 to December 31, 2011 and for the three months ended March 31, 2012 of $457 and $698, respectively, and an increase (decrease) to income tax benefit for the period from November 1, 2011 to December 31, 2011 and for the three months ended March 31, 2012 of $625 and ($418), respectively, as compared to amounts previously presented.

5. Goodwill and Intangible Assets

Goodwill activity during the nine months ended September 30, 2012 was as follows:

	Payer	Provider	Pharmacy	Total
Balance at December 31, 2011	$508,766	$761,870	$172,938	$1,443,574
TC3 Acquisition	38,695	—	—	38,695
Changes in preliminary purchase price allocation	(107)	(173)	(38)	(318)

Balance at September 30, 2012	$547,354	$761,697	$172,900	$1,481,951

Intangible assets subject to amortization as of September 30, 2012 consist of the following:

	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	18.7	$1,641,810	$(75,904)	$1,565,906
Trade names	18.7	156,530	(7,224)	149,306
Non-compete agreements	3.8	12,800	(2,289)	10,511
Data sublicense agreement	5.0	31,000	(4,801)	26,199
Backlog	0.4	19,000	(13,139)	5,861

Total		$1,861,140	$(103,357)	$1,757,783

Amortization expense was $84,753 and $70,290 for the nine months ended September 30, 2012 and 2011, respectively.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Aggregate future amortization expense for intangible assets is estimated to be:

2012 (remainder)	$27,695
2013	102,889
2014	99,778
2015	99,371
2016	98,785
Thereafter	1,329,265

$1,757,783

6. Long-Term Debt

In connection with the 2011 Transactions, the Company incurred substantial new indebtedness comprised of a senior secured term loan facility (the “Term Loan Facility”), a revolving credit facility (the “Revolving Facility”; together with the Term Loan Facility, the “Senior Credit Facilities”), 11% senior notes due 2019 (the “2019 Notes”) and 11.25% senior notes due 2020 (the “2020 Notes”; together with the 2019 Notes, the “Senior Notes”).

Long-term debt as of September 30, 2012 and December 31, 2011, consisted of the following:

	September 30,	December 31,
	2012	2011
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $33,634 and $38,160 at September 30, 2012 and December 31, 2011, respectively (effective interest rate of 5.82 % and 7.79% at September 30, 2012 and December 31, 2011, respectively)	$1,260,802	$1,185,840
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	15,000
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $8,702 and $9,257 at September 30, 2012 and December 31, 2011, respectively (effective interest rate of 11.53% at September 30, 2012)	366,298	365,743
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $10,586 and $11,134 at September 30, 2012 and December 31, 2011, respectively (effective interest rate of 11.86% at September 30, 2012)	364,414	363,866
Obligation under data sublicense agreement	30,659	30,659
Less current portion	(16,805)	(16,034)

Long-term debt	$2,005,368	$1,945,074

Senior Credit Facilities

The credit agreement governing the Senior Credit Facilities (the “Senior Credit Agreement”) provides that, subject to certain conditions, the Company may request additional tranches of term loans, increase commitments under the Revolving Facility or the Term Loan Facility or add one or more incremental revolving credit facility tranches (provided that the revolving credit commitments outstanding at any time have no more than three different maturity dates) in an aggregate amount not to exceed (a) $300,000 plus (b) an unlimited amount at any time, subject to compliance on a pro forma basis with a first lien net leverage ratio of no greater than 4.00:1.00. Availability of such additional tranches of term loans or revolving credit facilities and/or increased commitments is subject to, among other conditions, the absence of any default under the Senior Credit Agreement and the receipt of commitments by existing

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

or additional financial institutions. Proceeds of the Revolving Facility, including up to $30,000 in the form of borrowings on same-day notice, referred to as swingline loans, and up to $50,000 in the form of letters of credits, are available to provide financing for working capital and general corporate purposes.

Borrowings under the Senior Credit Facilities bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the highest of (i) the applicable prime rate, (ii) the federal funds rate plus 0.50% and (iii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.25%.

In April 2012, we amended the Senior Credit Agreement to reprice the Senior Credit Facilities and borrow $80,000 of additional term loans. Following this amendment, the LIBOR-based interest rate on the Term Loan Facility is LIBOR plus 3.75%, compared to the previous interest rate of LIBOR plus 5.50%. The new LIBOR-based interest rate on the Revolving Facility is LIBOR plus 3.50% (with a potential step-down to LIBOR plus 3.25% based on our first lien net leverage ratio), compared to the previous interest rate of LIBOR plus 5.25% (with a potential step-down to LIBOR plus 5.00% based on our first lien net leverage ratio). The Term Loan Facility remains subject to a LIBOR floor of 1.25%, and there continues to be no LIBOR floor on the Revolving Facility. The amendments to the Senior Credit Agreement resulted in a loss on extinguishment of debt of $21,853 and other expenses related to fees paid to third parties of $3,558, during the nine months ended September 30, 2012, which have been reflected within sales, marketing, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

In addition to paying interest on outstanding principal under the Senior Credit Facilities, the Company is required to pay customary agency fees, letter of credit fees and a 0.50% commitment fee in respect of the unutilized commitments under the Revolving Facility.

The Senior Credit Agreement requires that the Company prepay outstanding loans under the Term Loan Facility, subject to certain exceptions, with (a) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Senior Credit Agreement, (b) commencing with the fiscal year ending December 31, 2012, 50% (which percentage will be reduced to 25% and 0% based on the Company’s first lien net leverage ratio) of the Company’s annual excess cash flow and (c) 100% of the net cash proceeds of certain asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions.

The Company may voluntarily prepay outstanding loans under the Senior Credit Facilities at any time without premium or penalty other than breakage costs with respect to LIBOR loans; provided, however, that if on or prior to the anniversary of any repricing transaction, the Company prepays any loans under the Term Loan Facility in connection with a repricing transaction, the Company must pay a prepayment premium of 1.00% of the aggregate principal amount of the loans so prepaid.

The Company is required to make quarterly payments equal to 0.25% of the amended principal amount of the loans under the Term Loan Facility, with the balance due and payable on November 2, 2018. Any principal amount outstanding under the Revolving Facility is due and payable on November 2, 2016.

Certain of the Company’s U.S. wholly-owned restricted subsidiaries, together with the Company, are co-borrowers and jointly and severally liable for all obligations under the Senior Credit Facilities. Such obligations of the co-borrowers are unconditionally guaranteed by Beagle Intermediate Holdings, Inc. (a direct wholly-owned subsidiary of Parent), the Company and each of its existing and future U.S. wholly-owned restricted subsidiaries (with certain exceptions including immaterial subsidiaries). These obligations are secured by a perfected security interest in substantially all of the assets of the co-borrowers and guarantors now owned or later acquired, including a pledge of all of the capital stock of the Company and its U.S. wholly-owned restricted subsidiaries and 65% of the capital stock of its foreign restricted subsidiaries, subject in each case to the exclusion of certain assets and additional exceptions.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The Senior Credit Agreement requires the Company to comply with maximum first lien net leverage ratio and consolidated cash interest coverage ratio financial maintenance covenants, to be tested on the last day of each fiscal quarter. A breach of these covenants is subject to certain equity cure rights. In addition, the Senior Credit Facilities contain a number of negative covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of its subsidiaries to:

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

The Senior Credit Agreement also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default (including upon change of control).

Senior Notes

The 2019 Notes bear interest at an annual rate of 11.00% with interest payable semi-annually on June 30 and December 31 of each year, commencing on June 30, 2012. The 2019 Notes mature on December 31, 2019. The 2020 Notes bear interest at an annual rate of 11.25% with interest payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2012. The 2020 Notes mature on December 31, 2020.

The Company may redeem the 2019 Notes, the 2020 Notes or both, in whole or in part, at any time on or after December 31, 2015 at the applicable redemption price, plus accrued and unpaid interest. In addition, at any time prior to December 31, 2014, the Company may, at its option and on one or more occasions, redeem up to 35% of the aggregate principal amount of the 2019 Notes or the 2020 Notes, at a redemption price equal to 100% of the aggregate principal amount, plus a premium equal to the stated interest rate on the 2019 Notes or the 2020 Notes, respectively, plus accrued and unpaid interest with the net cash proceeds of certain equity offerings; provided that at least 50% of the sum of the aggregate principal amount of the 2019 Notes or 2020 Notes, respectively, originally issued (including any additional notes) remain outstanding immediately after such redemption and the redemption occurs within 180 days of the equity offering. At any time prior to December 31, 2015, the Company may redeem the 2019 Notes, the 2020 Notes or both, in whole or in part, at its option and on one or more occasions, at a redemption price equal to 100% of the principal amount, plus an applicable premium and accrued and unpaid interest.

The Senior Notes are senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The Company’s obligations under the Senior Notes are guaranteed on a senior basis by all of its existing and subsequently acquired or organized wholly-owned U.S. restricted subsidiaries that guarantee the Senior Credit Facilities or its other indebtedness or indebtedness of any affiliate guarantor. The Senior Notes and the related guarantees are effectively subordinated to the Company’s existing and future secured obligations and that of its affiliate guarantors to the extent of the value of the collateral securing such obligations, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of the Company’s subsidiaries that do not guarantee the Senior Notes.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

If the Company experiences specific kinds of changes in control, it must offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. The indentures governing the Senior Notes (the “Indentures”) contain customary covenants that restrict the ability of the Company and its restricted subsidiaries to:

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

The Indentures also contain certain customary affirmative covenants and events of default.

Obligation Under Data Sublicense Agreement

In October 2009 and April 2010, the Company acquired certain additional rights to specified uses of its data from the former owner of the Company’s business, in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to the former owner of the Company’s business. In connection with these data rights acquisitions, the Company recorded amortizable intangible assets and corresponding obligations at inception based on the present value of the scheduled annual payments through 2018, which totaled $65,000 in the aggregate (approximately $45,000 remained payable at September 30, 2012). In connection with the Merger, the Company was required to adjust this obligation to its fair value.

7. Interest Rate Swap

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three and nine months ended September 30, 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt pursuant to the Term Loan Facility. As of September 30, 2012, the Company had three outstanding interest rate derivatives with a combined notional amount of $640,000 that were designated as cash flow hedges of interest rate risk.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,564 will be reclassified as an increase to interest expense.

The following table summarizes the fair value of the Company’s derivative instruments at September 30, 2012 and December 31, 2011:

	Fair Values of Derivative Instruments Asset (Liability) Derivatives
	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses	$(2,564)	$—
Interest rate swaps	Other long-term liabilities	(3,509)	—

		$(6,073)	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The effect of the derivative instruments on the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, respectively, is summarized in the following table:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Derivatives in Cash Flow Hedging Relationships
Loss related to effective portion of derivative recognized in other comprehensive loss	$3,012	$—	$7,795	$—

Loss related to effective portion of derivative reclassified from accumulated other comprehensive loss to interest expense	$(652)	$(3,836)	$(1,722)	$(11,321)

Derivatives Not Designated as Hedging Instruments
Gain recognized in interest expense	$—	$2,820	$—	$7,983

Credit Risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company also could be declared in default on its derivative obligations.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

As of September 30, 2012, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7,072. If the Company had breached any of these provisions at September 30, 2012, it could have been required to settle its obligations under the agreements at this termination value.

8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the Company’s derivative financial instruments and contingent consideration associated with business combinations. The table below summarizes these items as of September 30, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Description	Balance at September 30, 2012	Quoted in Markets Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(6,073)	$—	$(6,073)	$—
Contingent consideration obligations	(344)	—	—	(344)

Total	$(6,417)	$—	$(6,073)	$(344)

The valuation of the Company’s derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair value of the interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates derived from observable market interest rate curves.

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements and measures the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs to evaluate the likelihood of default by itself and by its counterparties. As of September 30, 2012, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The valuation of the Company’s contingent consideration obligations is determined using a probability weighted discounted cash flow method. This analysis reflects the contractual terms of the purchase agreements and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. Significant increases with respect to assumptions as to future cash flows and probabilities of achieving such future cash flows would result in a higher fair value measurement while an increase in the discount rate would result in a lower fair value measurement.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Balance at beginning of period	$(402)	$(10,995)	$(501)	$(16,046)
Issuances of contingent consideration	—	173	—	652
Settlement of contingent consideration	58	67	157	1,001
Total changes included in other income	—	4,398	—	8,036

Balance at end of period	$(344)	$(6,357)	$(344)	$(6,357)

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the estimated fair value of financial instruments held by the Company as of September 30, 2012 were:

	Carrying Amount	Fair Value
Cash and cash equivalents	$50,337	$50,337
Accounts receivable	$197,169	$197,169
Senior Credit Facilities (Level 1)	$1,260,802	$1,312,234
Senior Notes (Level 2)	$730,712	$851,250
Cost method investment (Level 3)	$3,458	$4,018

The carrying amounts of cash equivalents and accounts receivable approximate fair value because of their short-term maturities. The fair value of long-term debt is based upon market quotes and trades by investors in partial interests of these instruments. The fair value of the cost method investment is estimated using a probability-weighted discounted cash flow model that includes the costs of equity, long-term sustainable growth rate and a discount for lack of marketability as significant unobservable inputs.

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

10. Noncontrolling Interests

The Company executed transactions that both increased and decreased its ownership interest in EBS Master in the Predecessor period. In connection with the 2011 Transactions, all of the noncontrolling interests were acquired by affiliates of the Company. The changes in noncontrolling interests are summarized in the following table:

	Successor	Predecessor
	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net income (loss) attributable to Emdeon Inc.	$(68,087)	$13,563

Transfers from the noncontrolling interest:

Increase in Emdeon Inc. paid-in capital for issuance of EBS
Units in connection with equity compensation plans	—	1,299

Net transfers from noncontrolling interest	—	1,299

Change from net income (loss) attributable to Emdeon Inc. and transfers from noncontrolling interest	$(68,087)	$14,862

11. Equity-Based Compensation Plans

Effect of the Merger

In connection with the 2011 Transactions, the Company’s outstanding stock options, EBS Master units (“EBS Units”) and restricted stock units under various equity compensation programs, including the 2009 Equity Incentive Plan (the “2009 Plan”), became fully vested immediately prior to the closing of the Merger in accordance with the award agreements and were settled in cash, canceled or, for certain members of senior management, exchanged for new options of Parent common stock (the “Rollover Options”). Except for the Rollover Options, each option holder received an amount in cash, without interest and less applicable withholding taxes, equal to $19.00 less the exercise price of each option. Additionally, each EBS Unit and restricted stock unit holder received $19.00 in cash, without interest and less applicable withholding taxes.

The exercise price of the Rollover Options and the number of shares of Parent common stock underlying the Rollover Options were adjusted as a result of the Merger. Additionally, the Rollover Options provided each of the holders a right, which expired in June 2012, to require Parent to repurchase shares issued upon exercise of the Rollover Options at their initial fair value. As the repurchase rights were within the control of the option holder, the Company initially included the fair value ($4,125) of these Rollover Options in accrued expenses in the accompanying condensed consolidated balance sheet at December 31, 2011. Upon the expiration of the repurchase rights, the fair value associated with remaining Rollover Options was reclassified to equity in the accompanying unaudited condensed consolidated balance sheet at September 30, 2012.

Parent Awards

Parent assumed the 2009 Plan by adopting the Beagle Parent Corp. Amended and Restated 2009 Equity Incentive Plan (the “Parent Equity Plan”). Pursuant to the Parent Equity Plan, 125,718 shares of Parent common stock have been reserved for the issuance of equity awards to employees, directors and consultants of Parent and its affiliates.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

In July 2012, Parent granted options to certain employees and an independent director to purchase shares of Parent common stock under the Parent Equity Plan. Grants under the Parent Equity Plan consist of one, or a combination, of time-vested options and/or performance-based options. In each case, the options are subject to certain call rights by Parent in the event of termination of service by the option holder and put rights by the option holder or his/her beneficiaries in the event of death or disability.

Time-Vested Options

The time-vested options consist of the following:

(i) Tier I Time Options were granted with an exercise price equal to the fair value of Parent common stock on the date of grant and generally vest in equal 20% installments on the first through fifth anniversary of the Merger, subject to the optionee’s continued employment through each vesting date. The Company estimated the fair value of the Tier I Time Options using the Black-Scholes option pricing model. As of September 30, 2012, unrecognized compensation expense related to Tier I Time Options was $22,680. This expense is expected to be recognized over a weighted average period of 2.4 years.

(ii) Tier II Time Options were granted with an exercise price greater than the fair value of Parent common stock on the date of grant and generally vest in equal 20% installments on the first through fifth anniversary of the Merger, subject to the option holder’s continued employment through each vesting date. As the Tier II Time Options were granted with an exercise price that was significantly out of the money as of the grant date, the Tier II Time Options contain an implied market condition. As a result, the requisite service period is the longer of the explicit and derived service periods. The Company estimated the fair value of the Tier II Time Options using a Monte Carlo simulation. As of September 30, 2012, unrecognized compensation expense related to the Tier II Time Options was $6,511. This expense is expected to be recognized over a weighted average period of 2.7 years.

Performance Options

The performance options were granted with an exercise price equal to the fair value of Parent common stock on the date of grant and vest, subject to the employee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it (i.e. a liquidity event) and achieved a specified rate of return. The Company has valued the performance options using a Monte Carlo simulation. Because vesting of the performance options is contingent upon the occurrence of a liquidity event, no compensation expense has been recorded related to the performance options. In the event that a sale by Blackstone of at least 25% of its stock occurs, the Company will record all related compensation expense at that time. As of September 30, 2012, unrecognized compensation expense related to the performance options was $19,934.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Activity Summary

A summary of option activity under the Parent Equity Plan for the nine months ended September 30, 2012, is presented separately below for options valued using the Black Scholes option pricing model and a Monte Carlo simulation.

Options Valued Using the Black Scholes Option Pricing Model

	Options		Weighted Average Exercise Price		Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
	Tier I Time Options	Rollover Options	Tier I Time Options	Rollover Options	Tier I Time Options	Rollover Options	Tier I Time Options	Rollover Options
Outstanding at January 1, 2012	—	5,410	$—	$250		9.8	$—	$4,058
Granted	46,065	—	1,000	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Rollover Options settled	—	(590)	—	250

Outstanding at September 30, 2012	46,065	4,820	$1,000	$250	9.8	9.1	$—	$3,615

Exercisable at September 30, 2012	—	4,820	$—	$—	—	9.1	$—	$3,615

Options Valued Using a Monte Carlo Simulation

	Options		Weighted Average Exercise Price		Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
	Tier II Time Options	Performance Options	Tier II Time Options	Performance Options	Tier II Time Options	Performance Options	Tier II Time Options	Performance Options
Outstanding at January 1, 2012	—	—	$—	$—			$—	$—
Granted	18,350	45,965	2,500	1,000
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—

Outstanding at September 30, 2012	18,350	45,965	$2,500	$1,000	9.8	9.8	$—	$—

Outstanding and Exercisable at September 30, 2012	—	—	$—	$—	—	—	$—	$—

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Black-Scholes and Monte Carlo Simulation Option Pricing Model Assumptions

The following table summarizes the weighted average fair values of awards valued using the Black-Scholes and Monte Carlo Simulation option pricing models, as appropriate, and the weighted average assumptions used to develop the fair value estimates under each of the valuation models for the nine months ended September 30, 2012:

	Rollover Options	Tier I Time Options	Tier II Time Options	Performance Options
Weighted average fair value	$762.51	$567.88	$381.50	$433.67
Expected dividend yield	—	—	—	—
Expected volatility	29.16%	61.80%	57.63%	57.63%
Risk-free interest rate	0.90%	0.84%	1.57%	1.57%
Expected term (years)	5.0	6.15	N/A	N/A

Expected dividend yield — The Company is subject to limitations on the payment of dividends under its Senior Credit Facilities as further discussed in Note 6 above to these unaudited condensed consolidated financial statements. An increase in the dividend yield will decrease compensation expense.

Expected volatility — This is a measure of the amount by which the price of the equity instrument has fluctuated or is expected to fluctuate. For the Rollover Options, the expected volatility was estimated based on a weighted average of the Company’s Class A common stock historical volatility prior to the Merger and the median historical volatility of a group of guideline companies (weighted based upon proportion of the expected term represented by the Company’s historical volatility and the volatility of the guideline companies, respectively). For options granted following the Merger, the expected volatility was based upon the levered median historical volatility of a group of guideline companies. An increase in the expected volatility will increase compensation expense.

Risk-free interest rate — This is the U.S. Treasury rate for the week of the grant having a term approximating the expected life of the award. An increase in the risk-free interest rate will increase compensation expense.

Expected term — This is the period of time over which the awards are expected to remain outstanding. The Company estimates the expected term as the mid-point between the actual or expected vesting date and the contractual term. An increase in the expected term will increase compensation expense.

Summary of Equity Compensation Expense

For the nine months ended September 30, 2012 and 2011, the Company recognized expense of $3,969 and $17,610, respectively, in the aggregate related to its equity compensation arrangements.

12. Income Taxes

Income taxes for the nine months ended September 30, 2012 and September 30, 2011 amounted to an income tax benefit of ($36,364) and an income tax expense of $21,696, respectively. The Company’s effective tax rate was 34.8% for the nine months ended September 30, 2012 compared with 48.8% during the same period in 2011. The Company’s effective tax rate is affected by deferred tax expense resulting from differences between the book and income tax basis of its investment in EBS Master, changes in the Company’s valuation allowances and other factors. For periods prior to the Merger, the effective rate was also affected by noncontrolling interest.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

13. Tax Receivable Agreement Obligation to Related Parties

In connection with the IPO, the Company entered into tax receivable agreements which obligated the Company to make payments to certain current and former owners of the Company, including General Atlantic, H&F and certain members of management, equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from certain previous transactions, including the 2011 Transactions. The Company will retain the benefit of the remaining 15% of these tax savings.

In connection with the 2011 Transactions, H&F and certain current and former members of management exchanged all of their remaining EBS Units (and corresponding shares of Class B common stock) for cash and a combination of cash and shares of Parent, respectively, and General Atlantic assigned their rights under the tax receivable agreements to affiliates of Blackstone (Blackstone, together with H&F and certain current and former members of management are hereinafter sometimes referred to collectively as the “TRA Members”). Additionally, effective December 31, 2011, the Company simplified its corporate structure. The tax attributes of the exchange of EBS Units and corporate restructuring are expected to provide the Company with additional cash savings, 85% of which are payable to the TRA Members. Collectively, the Company expects the tax attributes of the above referenced events to result in cumulative payments under the tax receivable agreements of approximately $354,000. $132,800 of this amount, which reflected the initial fair value of the tax receivable agreement obligations plus recognized accretion, was reflected as an obligation on the accompanying unaudited condensed consolidated balance sheet at September 30, 2012. The accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2012 includes accretion expense of $2,758 and $15,104, respectively, related to this obligation.

During the nine months ended September 30, 2012, the Company changed its estimate of the timing and amount of expected future cash flows attributable to the tax receivable agreements as a result of the impact of the amendments to the Senior Credit Agreement, the TC3 acquisition and an increase in state income tax rates. These revised estimates resulted in an increase to pretax net loss of $3,436 for the nine months ended September 30, 2012.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

14. Segment Reporting

Management views the Company’s operating results in three reportable segments: (a) payer services, (b) provider services and (c) pharmacy services. Listed below are the results of operations for each of the reportable segments. This information is reflected in the manner utilized by management to make operating decisions, assess performance and allocate resources. Segment assets are not presented to management for purposes of operational decision making, and therefore are not included in the accompanying tables. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the notes to the Company’s audited consolidated financial statements included in the Registration Statement on Form S-4, as amended (File No. 333-182786), for the Senior Notes as filed with the Securities & Exchange Commission (“SEC”).

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

The revenue and total segment contribution for the reportable segments are as follows:

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Successor — Three Months Ended September 30, 2012

	Payer	Provider	Pharmacy	Corporate & Eliminations	Consolidated
Revenue from external customers
Claims management	$62,253	$—	$—	$—	$62,253
Payment services	64,996	—	—	—	64,996
Patient statements	—	63,758	—	—	63,758
Revenue cycle management	—	74,681	—	—	74,681
Dental	—	7,828	—	—	7,828
Pharmacy services	—	—	23,559	—	23,559
Inter-segment revenues	1,211	205	90	(1,506)	—

Net revenue	128,460	146,472	23,649	(1,506)	297,075
Costs and expenses:
Cost of operations	84,716	91,380	10,145	(1,447)	184,794
Development and engineering	2,610	3,715	1,669	—	7,994
Sales, marketing, general and administrative	10,388	9,914	1,343	13,663	35,308

Segment contribution	$30,746	$41,463	$10,492	$(13,722)	68,979

Depreciation and amortization					48,572
Accretion					2,758
Interest expense, net					41,898

Loss before income tax benefit					$(24,249)

Predecessor — Three Months Ended September 30, 2011

	Payer	Provider	Pharmacy	Corporate & Eliminations	Consolidated
Revenue from external customers
Claims management	$53,153	$—	$—	$—	$53,153
Payment services	61,770	—	—	—	61,770
Patient statements	—	64,273	—	—	64,273
Revenue cycle management	—	73,439	—	—	73,439
Dental	—	7,860	—	—	7,860
Pharmacy services	—	—	21,654	—	21,654
Inter-segment revenue	853	151	—	(1,004)	—

Net revenue	115,776	145,723	21,654	(1,004)	282,149
Costs and expenses:
Cost of operations	77,303	88,292	8,799	(939)	173,455
Development and engineering	2,877	2,918	1,678	—	7,473
Sales, marketing, general and administrative	7,863	10,263	1,716	18,500	38,342

Segment contribution	$27,733	$44,250	$9,461	$(18,565)	62,879

Depreciation and amortization					39,830
Interest expense, net					12,573
Other					(4,398)

Income before income tax provision					$14,874

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Successor — Nine Months Ended September 30, 2012

	Payer	Provider	Pharmacy	Corporate & Eliminations	Consolidated
Revenue from external customers
Claims management	$173,166	$—	$—	$—	$173,166
Payment services	195,691	—	—	—	195,691
Patient statements	—	190,861	—	—	190,861
Revenue cycle management	—	223,647	—	—	223,647
Dental	—	24,028	—	—	24,028
Pharmacy services	—	—	70,184	—	70,184
Inter-segment revenues	3,117	643	270	(4,030)	—

Net revenue	371,974	439,179	70,454	(4,030)	877,577
Costs and expenses:
Cost of operations	244,704	272,429	29,258	(3,841)	542,550
Development and engineering	8,270	11,041	4,935	—	24,246
Sales, marketing, general and administrative	26,511	29,170	4,416	47,285	107,382

Segment contribution	$92,489	$126,539	$31,845	$(47,474)	203,399

Depreciation and amortization					140,354
Accretion					15,104
Interest expense, net					130,539
Loss on extinguishment of debt					21,853

Loss before income tax benefit					$(104,451)

Predecessor — Nine Months Ended September 30, 2011

	Payer	Provider	Pharmacy	Corporate & Eliminations	Consolidated
Revenue from external customers
Claims management	$153,679	$—	$—	$—	$153,679
Payment services	186,512	—	—	—	186,512
Patient statements	—	192,813	—	—	192,813
Revenue cycle management	—	216,238	—	—	216,238
Dental	—	23,464	—	—	23,464
Pharmacy services	—	—	63,052	—	63,052
Inter-segment revenue	2,572	390	—	(2,962)	—

Net revenue	342,763	432,905	63,052	(2,962)	835,758
Costs and expenses:
Cost of operations	229,501	262,654	26,100	(2,774)	515,481
Development and engineering	7,827	10,635	5,140	—	23,602
Sales, marketing, general and administrative	23,185	32,611	4,579	45,229	105,604

Segment contribution	$82,250	$127,005	$27,233	$(45,417)	191,071

Depreciation and amortization					116,786
Interest expense, net					37,848
Other					(8,036)

Income before income tax provision					$44,473

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

15. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of taxes, as of and for the nine months ended September 30, 2012.

	Foreign Currency Translation Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2012	$(194)	$—	$(194)
Change associated with foreign currency translation	107	—	107
Change associated with current period hedging	—	(2,099)	(2,099)
Reclassification into earnings	—	(1,722)	(1,722)

Balance at September 30, 2012	$(87)	$(3,821)	$(3,908)

16. Supplemental Condensed Consolidating Financial Information

In lieu of providing separate annual and interim financial statements for each guarantor of the Senior Notes, Regulation S-X of the SEC Guidelines, Rules, and Regulations (“Regulation S-X”) provides companies, if certain criteria are satisfied, with the option to instead provide condensed consolidating financial information for its issuers, guarantors and non-guarantors. In the case of the Company, the applicable criteria include the following: (i) the Senior Notes are fully and unconditionally guaranteed on a joint and several basis, (ii) each of the guarantors of the Senior Notes is a direct or indirect wholly-owned subsidiary of the Company and (iii) any non-guarantors are considered minor as that term is defined in Regulation S-X. Because each of these criteria has been satisfied by the Company, summarized condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011, unaudited condensed consolidating statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011, respectively, and condensed consolidating cash flows for the nine months ended September 30, 2012 and September 30, 2011, respectively, for the Company, segregating the issuer, the subsidiary guarantors and consolidating adjustments, are reflected below. Prior year amounts have been reclassified to conform to the current year presentation.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Balance Sheet

	Successor
	As of September 30, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,263	$39,074	$—	$50,337
Accounts receivable, net of allowance for doubtful accounts	—	197,169	—	197,169
Deferred income tax assets	—	4,772	—	4,772
Prepaid expenses and other current assets	2,104	18,810	—	20,914

Total current assets	13,367	259,825	—	273,192
Property and equipment, net	4	268,377	—	268,381
Due from affiliates	—	59,764	(59,764)	—
Investment in consolidated subsidiaries	1,871,279	—	(1,871,279)	—
Goodwill	—	1,481,951	—	1,481,951
Intangible assets, net	153,750	1,604,033	—	1,757,783
Other assets, net	13,016	22,010	(4,229)	30,797

Total assets	$2,051,416	$3,695,960	$(1,935,272)	$3,812,104

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$13,567	$—	$13,567
Accrued expenses	29,125	90,336	—	119,461
Deferred revenues	—	8,967	—	8,967
Current portion of long-term debt	4,075	12,730	—	16,805

Total current liabilities	33,200	125,600	—	158,800
Due to affiliates	59,764	—	(59,764)	—
Long-term debt, excluding current portion	782,730	1,222,638	—	2,005,368
Deferred income tax liabilities	—	473,807	(4,229)	469,578
Tax receivable agreement obligations to related parties	132,581	—	—	132,581
Other long-term liabilities	3,509	2,636	—	6,145
Commitments and contingencies
Equity	1,039,632	1,871,279	(1,871,279)	1,039,632

Total liabilities and equity	$2,051,416	$3,695,960	$(1,935,272)	$3,812,104

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Balance Sheet

	Successor
	As of December 31, 2011
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$572	$37,353	$—	$37,925
Accounts receivable, net of allowance for doubtful accounts	—	188,960	—	188,960
Deferred income tax assets	—	5,862	—	5,862
Prepaid expenses and other current assets	2,072	14,854	—	16,926

Total current assets	2,644	247,029	—	249,673
Property and equipment, net	8	277,760	—	277,768
Due from affiliates	—	55,471	(55,471)	—
Investment in consolidated subsidiaries	1,941,142	—	(1,941,142)	—
Goodwill	—	1,443,574	—	1,443,574
Intangible assets, net	160,500	1,661,397	—	1,821,897
Other assets, net	9,256	30,147	—	39,403

Total assets	$2,113,550	$3,715,378	$(1,996,613)	$3,832,315

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$8,827	$—	$8,827
Accrued expenses	19,283	112,813	—	132,096
Deferred revenues	—	5,561	—	5,561
Current portion of long-term debt	4,074	11,960	—	16,034

Total current liabilities	23,357	139,161	—	162,518
Due to affiliates	55,471	—	(55,471)	—
Long-term debt, excluding current portion	781,575	1,163,499	—	1,945,074
Deferred income tax liabilities	31,881	470,163	—	502,044
Tax receivable agreement obligations to related parties	117,477	—	—	117,477
Other long-term liabilities	—	1,413	—	1,413
Commitments and contingencies
Equity	1,103,789	1,941,142	(1,941,142)	1,103,789

Total liabilities and equity	$2,113,550	$3,715,378	$(1,996,613)	$3,832,315

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Successor
	Three Months Ended September 30, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue	$—	$297,075	$—	$297,075
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	184,794	—	184,794
Development and engineering	—	7,994	—	7,994
Sales, marketing, general and administrative	2,606	32,702	—	35,308
Depreciation and amortization	2,251	46,321	—	48,572
Accretion	2,758	—	—	2,758

Operating income (loss)	(7,615)	25,264	—	17,649
Equity in earnings of consolidated subsidiaries	(5,937)	—	5,937	—
Interest expense, net	23,673	18,225	—	41,898

Income (loss) before income tax benefit	(25,351)	7,039	(5,937)	(24,249)
Income tax benefit	(10,195)	1,102	—	(9,093)

Net income (loss)	$(15,156)	$5,937	$(5,937)	$(15,156)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Predecessor
	Three Months Ended September 30, 2011
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue	$—	$282,149	$—	$282,149
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	173,455	—	173,455
Development and engineering	—	7,473	—	7,473
Sales, marketing, general and administrative	2,207	36,135	—	38,342
Depreciation and amortization	1	39,829	—	39,830

Operating income (loss)	(2,208)	25,257	—	23,049
Equity in earnings of consolidated subsidiaries	(10,889)	—	10,889	—
Interest expense, net	752	11,821	—	12,573
Other	—	(4,398)	—	(4,398)

Income (loss) before income tax provision	7,929	17,834	(10,889)	14,874
Income tax provision	4,562	4,039	—	8,601

Net income (loss)	3,367	13,795	(10,889)	6,273
Net income attributable to noncontrolling interest	—	—	2,906	2,906

Net income (loss) attributable to Emdeon Inc.	$3,367	$13,795	$(13,795)	$3,367

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Successor
	Nine Months September 30, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue	$—	$877,577	$—	$877,577
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	542,550	—	542,550
Development and engineering	—	24,246	—	24,246
Sales, marketing, general and administrative	7,261	100,121	—	107,382
Depreciation and amortization	6,753	133,601	—	140,354
Accretion	15,104	—	—	15,104

Operating income (loss)	(29,118)	77,059	—	47,941
Equity in earnings of consolidated subsidiaries	1,807	—	(1,807)	—
Interest expense, net	70,524	60,015	—	130,539
Loss on extinguishment of debt	495	21,358	—	21,853

Income (loss) before income tax benefit	(101,944)	(4,314)	1,807	(104,451)
Income tax benefit	(33,857)	(2,507)	—	(36,364)

Net income (loss)	$(68,087)	$(1,807)	$1,807	$(68,087)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Predecessor
	Nine Months September 30, 2011
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue	$—	$835,758	$—	$835,758
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	515,481	—	515,481
Development and engineering	—	23,602	—	23,602
Sales, marketing, general and administrative	3,943	101,661	—	105,604
Depreciation and amortization	3	116,783	—	116,786

Operating income (loss)	(3,946)	78,231	—	74,285
Equity in earnings of consolidated subsidiaries	(31,784)	—	31,784	—
Interest expense, net	2,219	35,629	—	37,848
Other	—	(8,036)	—	(8,036)

Income (loss) before income tax provision	25,619	50,638	(31,784)	44,473
Income tax provision	12,056	9,640	—	21,696

Net income (loss)	13,563	40,998	(31,784)	22,777
Net income attributable to noncontrolling interest	—	—	9,214	9,214

Net income (loss) attributable to Emdeon Inc.	$13,563	$40,998	$(40,998)	$13,563

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Successor
	Three Months Ended September 30, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(15,156)	$5,937	$(5,937)	$(15,156)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(1,487)	—	—	(1,487)
Foreign currency translation adjustment	—	(127)	—	(127)
Equity in other comprehensive earnings	(127)	—	127	—

Other comprehensive income (loss)	(1,614)	(127)	127	(1,614)

Total comprehensive income (loss)	$(16,770)	$5,810	$(5,810)	$(16,770)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income

	Predecessor
	Three Months Ended September 30, 2011
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$3,367	$13,795	$(10,889)	$6,273
Other comprehensive income (loss):
Other comprehensive income amortization net of taxes	—	838	—	838
Foreign currency translation adjustment	—	118	—	118
Equity in other comprehensive earnings	753	—	(753)	—

Other comprehensive income (loss)	753	956	(753)	956

Total comprehensive income (loss)	4,120	14,751	(11,642)	7,229
Comprehensive income attributable to noncontrolling interest	—	—	3,109	3,109

Comprehensive income (loss) attributable to Emdeon Inc.	$4,120	$14,751	$(14,751)	$4,120

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Successor
	Nine Months September 30, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(68,087)	$(1,807)	$1,807	$(68,087)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(3,821)	—	—	(3,821)
Foreign currency translation adjustment	—	107	—	107
Equity in other comprehensive earnings	107	—	(107)	—

Other comprehensive income (loss)	(3,714)	107	(107)	(3,714)

Total comprehensive income (loss)	$(71,801)	$(1,700)	$1,700	$(71,801)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income

	Predecessor
	Nine Months September 30, 2011
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$13,563	$40,998	$(31,784)	$22,777
Other comprehensive income (loss):
Other comprehensive income amortization net of taxes	—	2,481	—	2,481
Foreign currency translation adjustment	—	113	—	113
Equity in other comprehensive earnings	2,041	—	(2,041)	—

Other comprehensive income (loss)	2,041	2,594	(2,041)	2,594

Total comprehensive income (loss)	15,604	43,592	(33,825)	25,371
Comprehensive income attributable to noncontrolling interest	—	—	9,767	9,767

Comprehensive income (loss) attributable to Emdeon Inc.	$15,604	$43,592	$(43,592)	$15,604

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Successor
	Nine Months September 30, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net income (loss)	$(68,087)	$(1,807)	$1,807	$(68,087)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,753	133,601	—	140,354
Equity compensation expense	7	3,962	—	3,969
Deferred income tax benefit	(33,857)	(3,512)	—	(37,369)
Equity in earnings of consolidated subsidiaries	1,807	—	(1,807)	—
Accretion expense	15,104	—	—	15,104
Amortization of debt discount and issuance costs	1,674	5,939	—	7,613
Loss on extinguishment of debt	419	17,874	—	18,293
Other	—	1,927	—	1,927
Changes in operating assets and liabilities:
Accounts receivable	—	(5,547)	—	(5,547)
Prepaid expenses and other	(31)	(3,655)	—	(3,686)
Accounts payable	—	5,153	—	5,153
Accrued expenses, deferred revenue, and other liabilities	13,375	(21,819)	—	(8,444)
Tax receivable agreement obligations to related parties	(114)	—	—	(114)
Due to/from affiliates	4,333	(4,333)	—	—

Net cash provided by (used in) operating activities	(58,617)	127,783	—	69,166

Investing activities
Purchases of property and equipment	—	(40,949)	—	(40,949)
Payments for acquisitions, net of cash acquired	—	(59,011)	—	(59,011)
Investment in subsidiaries, net	69,758	—	(69,758)	—
Other	—	—	—	—

Net cash provided by (used in) investing activities	69,758	(99,960)	(69,758)	(99,960)

Financing activities
Distributions to Emdeon Inc., net	—	(69,758)	69,758	—
Proceeds from Term Loan Facility	(207)	70,558	—	70,351
Payments on revolver	—	(15,000)	—	(15,000)
Payment of loan costs	(34)	(2,026)	—	(2,060)
Debt principal payments	(209)	(9,356)	—	(9,565)
Repurchase of Parent common stock	—	(317)	—	(317)
Other	—	(203)	—	(203)

Net cash provided by (used in) financing activities	(450)	(26,102)	69,758	43,206

Net increase (decrease) in cash and cash equivalents	10,691	1,721	—	12,412
Cash and cash equivalents at beginning of period	572	37,353	—	37,925

Cash and cash equivalents at end of period	$11,263	$39,074	$—	$50,337

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Predecessor
	Nine Months September 30, 2011
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net income (loss)	$13,563	$40,998	$(31,784)	$22,777
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3	116,783	—	116,786
Equity compensation	556	17,054	—	17,610
Deferred income tax expense (benefit)	15,357	(12,746)	—	2,611
Equity in earnings of consolidated subsidiaries	(31,784)	—	31,784	—
Amortization of debt discount and issuance costs	—	10,470	—	10,470
Amortization of discontinued cash flow hedge from other comprehensive loss	—	2,843	—	2,843
Change in contingent consideration	—	(8,036)	—	(8,036)
Change in fair value of interest rate swap (not subject to hedge accounting)	—	(7,983)	—	(7,983)
Other	—	36	—	36
Changes in operating assets and liabilities:
Accounts receivable	—	(7,040)	—	(7,040)
Prepaid expenses and other	(813)	11,656	—	10,843
Accounts payable	—	5,888	—	5,888
Accrued expenses, deferred revenue, and other liabilities	1,967	14,362	—	16,329
Tax receivable agreement obligations to related parties	(2,593)	—	—	(2,593)
Due to/from affiliates	(764)	764	—	—

Net cash provided by (used in) operating activities	(4,508)	185,049	—	180,541

Investing activities
Purchases of property and equipment	—	(48,207)	—	(48,207)
Payments for acquisition, net of cash acquired	—	(39,422)	—	(39,422)

Net cash used in investing activities	—	(87,629)	—	(87,629)

Financing activities
Debt principal payments	—	(6,412)	—	(6,412)
Other	395	(1,015)	—	(620)

Net cash provided by (used in) financing activities	395	(7,427)	—	(7,032)

Net increase (decrease) in cash and cash equivalents	(4,113)	89,993	—	85,880
Cash and cash equivalents at beginning of period	39,980	59,208	—	99,188

Cash and cash equivalents at end of period	$35,867	$149,201	$—	$185,068

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”), together with the risk factors contained in the section titled “Risk Factors” in our Registration Statement on Form S-4, as amended (File No. 333-182786) (the “Registration Statement”), as filed with the Securities and Exchange Commission (“SEC”).

Unless stated otherwise or the context otherwise requires, references in this Quarterly Report to “we”, “us”, “our”, “Emdeon” and “the Company” refer to Emdeon Inc. and its subsidiaries.

Forward-Looking Statements

This Quarterly Report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this Quarterly Report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in our Registration Statement. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our Registration Statement, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Merger Transactions with Investor Group

On November 2, 2011, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) among Emdeon, Beagle Parent Corp. (“Parent”) and Beagle Acquisition Corp. (“Merger Sub”), Merger Sub merged with and into Emdeon, with Emdeon surviving the merger (the “Merger”). Subsequent to the Merger, we became an indirect wholly-owned subsidiary of Parent, which is controlled by affiliates of The Blackstone Group L.P. (“Blackstone”), affiliates of Hellman & Friedman (“H&F”) and certain investment funds affiliated with Blackstone and H&F (collectively, the “Investor Group”). As a result of the consummation of the Merger, each share of Emdeon’s Class A common stock and Class B common stock, other than (i) shares owned by Emdeon and its wholly-owned subsidiaries and (ii) shares owned by Parent and its subsidiaries, including shares and other equity contributed by certain rollover investors in connection with the Merger, was cancelled and/or converted into the right to receive $19.00 in cash, without interest and less any applicable withholding taxes.

The Merger was financed as follows (the following transactions, together with the Merger, are sometimes referred to as the “2011 Transactions”):

•	Cash held by the Company at closing;

•	$1.224 billion new senior secured term loan credit facility (the “Term Loan Facility”);

•	$125.0 million new senior secured revolving credit facility (the “Revolving Facility”; and collectively with the Term Loan Facility, the “Senior Credit Facilities”);

•	$375.0 million 11% senior notes due 2019 (the “2019 Notes”);

•	$375.0 million 11.25% senior notes due 2020 (the “2020 Notes”, and collectively with the 2019 Notes, the “Senior Notes”);

•	$966.0 million cash capital contribution from the Company’s new equity investors;

•	Contribution by H&F of shares of Class A common stock and membership interests in EBS Master LLC (“EBS Master”) in exchange for shares of common stock of Parent; and

•

Contribution by certain of our senior management team members of a limited number of stock options to acquire shares of Class A common stock in exchange for stock options to acquire shares of common stock of Parent.

Immediately following the Merger, the Company repaid all amounts due under the Company’s prior credit agreements and terminated its prior interest rate swap agreement with the proceeds from the 2011 Transactions.

Subsequent to the 2011 Transactions, in April 2012, the Company amended the credit agreement governing the Senior Credit Facilities to reprice the Senior Credit Facilities and borrow $80.0 million of additional term loans for general corporate purposes, including acquisitions.

As a result of the Merger, the Company applied the acquisition method of accounting and established a new basis of accounting on November 2, 2011. See “— Significant Items Affecting Comparability — Effect of the 2011 Transactions.”

Overview

We are a leading provider of revenue and payment cycle management and clinical information exchange solutions connecting payers, providers and patients in the United States healthcare system. Our solutions integrate and automate key business and administrative functions of our payer and provider customers throughout the patient encounter, including pre-care patient eligibility and benefits verification and enrollment, clinical information exchange capabilities, claims management and adjudication, payment integrity, payment distribution, payment posting and denial management and patient billing and payment processing. Our customers are able to improve efficiency, reduce costs, increase cash flow and more efficiently manage the complex revenue and payment cycle and clinical information exchange processes by using our comprehensive suite of solutions.

We deliver our solutions and operate our business in three business segments: (i) payer services, which provides solutions to commercial insurance companies, third party administrators and governmental payers; (ii) provider services, which provides solutions to hospitals, physicians, dentists and other healthcare providers, such as labs and home healthcare providers; and (iii) pharmacy services, which provides solutions to pharmacies, pharmacy benefit management companies, government agencies and other payers. Through our payer services segment, we provide payment cycle solutions, both directly and through our network of channel partners, that help simplify the administration of healthcare related to insurance eligibility and benefit verification, claims management, payment integrity and claims and payment distribution. Additionally, we provide consulting services through our payer services segment. Through our provider services segment, we provide revenue cycle management solutions, patient billing and payment services, government program eligibility and enrollment services and clinical information exchange capabilities, both directly and through our channel partners, that simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow. Through our pharmacy services segment, we provide electronic prescribing and other electronic solutions to pharmacies, pharmacy benefit management companies and government agencies related to prescription benefit claim filing, adjudication and management.

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

Part of our strategy also includes the development and introduction of new solutions. Our new and updated solutions are likely to require us to incur development and engineering expenditures at levels similar to, and possibly greater than, recent years’ expenditures in order to successfully develop and achieve market acceptance of such solutions. We also may acquire, or enter into agreements with third parties to assist us in providing, new solutions. For example, we offer our electronic payment solutions through banks or vendors who contract with banks and other financial service firms. The costs of these initiatives or the failure to achieve broad penetration in target markets with respect to new or updated solutions may negatively affect our results of operations and margins. Because newly introduced solutions generally will have lower margins initially as compared to our existing and more mature solutions, our margins and our margin growth may be adversely affected on a percentage basis until these new solutions achieve scale and maturity.

In addition to our internal development efforts, we actively evaluate opportunities to improve and expand our solutions through strategic acquisitions. Our acquisition strategy focuses on identifying acquisitions that improve and streamline the business and administrative functions of healthcare. We believe our broad customer footprint allows us to deploy acquired solutions into our installed base, which, in turn, can help accelerate growth of our acquired businesses. We also believe our management team’s ability to identify acquisition opportunities that are complementary and synergistic to our business, and to integrate them into our existing operations with minimal disruption, will continue to play an important role in the expansion of our business and our growth. Our success in acquiring and integrating acquired businesses into our existing operations, the associated costs of such acquisitions, including integration costs, and the operating characteristics of the acquired businesses also may impact our results of operations and margins. Because the businesses we acquire sometimes have lower margins than our existing businesses, primarily as a result of their lack of scale and maturity, our margins on a percentage basis may be adversely affected in the periods subsequent to an acquisition from revenue mix changes and integration activities associated with these acquisitions.

We also expect to continue to be affected by general economic, regulatory and demographic factors affecting the healthcare industry. For several years, there has been pricing pressure in our industry, particularly as it relates to our claims management solutions, which has led and is expected to continue to lead to reduced prices for the same services. We have sought in the past and will continue to seek to mitigate pricing pressure by providing additional value-added solutions, increasing the volume of solutions we provide and managing our costs. In addition, significant changes in regulatory schemes, such as the updated Health Insurance Portability and Accountability Act of 1966 (“HIPAA”) Version 5010 standard electronic transaction code set requirements for ICD-10, American Recovery and Reinvestment Act of 2009, the Patient Protection and Affordable Care Act and other federal healthcare policy initiatives, impact our customers’ healthcare activities and can result in increased operating costs and capital expenditures for us.

Demographic trends affecting the healthcare industry, such as population growth and aging or continued high unemployment rates as a result of recent adverse economic conditions, also could affect the frequency and nature of our customers’ healthcare transactional activity. The impact of such changes could impact our revenues, cost of operations and infrastructure expenses and thereby affect our results of operations and the way we operate our business. For example, an increase in the United States population, if such increase is accompanied by an increase in the United States population that has health benefits, or the aging of the United States population, which requires an overall increased need for healthcare services, may result in an increase in our transaction volumes which, in turn, may increase our revenues and cost of operations. Alternatively, a recurrence of the recent general economic downturn, which reduces the number of discretionary health procedures by patients, or a persistent high unemployment rate, which lessens healthcare utilization, may decrease or offset other growth in our transaction volumes, which, in turn, may adversely impact our revenues and cost of operations.

Recent Developments

In July 2012, we filed the Registration Statement with the SEC related to exchange offers ( the “Exchange Offers”) for the Senior Notes. The Registration Statement became effective on September 20, 2012. Pursuant to the Exchange Offers, holders of the Senior Notes could exchange their original 2019 Notes and 2020 Notes (the “Original Notes”) for an equal principal amount of Senior Notes (the “Exchange Notes”) that are freely tradable. The terms of the Exchange Notes are substantially identical to those of the Original Notes, except the transfer restrictions, registration rights and additional interest provisions relating to the Original Notes do not apply to the Exchange Notes. The Exchange Offers expired on October 22, 2012, and following such expiration all of the Original Notes were exchanged for Exchange Notes.

Our Revenues and Expenses

We generate virtually all of our revenue by using technology solutions to provide to our customers services that automate and simplify business and administrative functions for payers, providers and pharmacies generally on either a per transaction, per document, per communication or per member per month basis, or, in some cases, on a monthly flat-fee, contingent fee or hourly basis.

Cost of operations consists primarily of costs related to services we provide to customers and costs associated with the operation and maintenance of our networks. These costs primarily include postage and materials costs related to our patient statements and payment services, rebates paid to our channel partners and data communications costs, all of which generally vary with our revenues and/or volumes. Cost of operations also includes personnel costs associated with production, network operations, customer support and other personnel, facilities expenses and equipment maintenance, all of which vary less directly with our revenue and/or volumes due to the fixed or semi-fixed nature of these expenses.

The largest component of our cost of operations is postage, which is incurred in our patient statements and payment services businesses and which is also a component of our revenue in those businesses. Our postage costs increase as our patient statements and payment services volumes increase and also when the United States Postal Service (“USPS”) increases postage rates. Postage rate increases, while generally billed as pass-through costs to our customers, affect our cost of operations as a percentage of revenue. In prior years, we have offset the impact of postage rate increases through cost reductions from efficiency measures, including data communication expense reductions and production efficiencies. Though we plan to continue our efficiency measures, we may not be able to offset the impact of postage rate increases in the future and, as a result, cost of operations as a percentage of revenue may increase if postage rate increases continue. Although the USPS historically has increased postage rates annually in most recent years, the frequency and nature of such annual increases may not occur as regularly in the future.

Rebates are paid to channel partners for electronic and other volumes delivered through our network to certain payers and can be impacted by the number of exclusive or other comprehensive management services agreements we execute with payers, the associated rate structure with our payer customers, the success of our direct sales efforts for provider revenue cycle management solutions and the extent to which direct connections to payers are developed by our channel partners.

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

Our corporate expense relates to personnel and other costs associated with management, administrative, finance, human resources, legal, marketing, public and investor relations, compliance and other corporate service functions, as well as professional services, costs incurred in connection with acquisitions, costs incurred in connection with the 2011 Transactions, accretion expense related to our tax receivable agreement obligations, certain facilities costs, insurance, regulatory compliance and other expenses related to our overall business operations.

Our development and engineering expense, sales, marketing, general and administrative expense and our corporate expense, while related to our current operations, are also affected and influenced by our future plans including the development of new solutions, business strategies and enhancement and maintenance of our infrastructure.

Our depreciation and amortization expense is related to depreciation of our property and equipment, including technology assets, and amortization of intangible assets acquired and recorded in conjunction with acquisition method accounting. As a result, the amount of depreciation and amortization expense is affected by the level of our recent investment in property and equipment and the level of our recent acquisition activity. Additionally, as described in the section entitled “— Significant Items Affecting Comparability — Effect of the 2011 Transactions” below, our depreciation and amortization expense increased significantly subsequent to and as a result of acquisition method adjustments in connection with the 2011 Transactions.

Our interest expense consists principally of cash interest associated with our long-term debt obligations and non-cash interest associated with the amortization of borrowing costs and discounts related to debt issuance. Prior to the 2011 Transactions, interest expense also included cash interest on our prior interest rate swap agreement and non-cash interest related to discontinued cash flow hedges and changes in the fair value of our prior interest rate swap agreement during periods when the prior interest rate swap agreement was not subject to hedge accounting. Additionally, as described in the section entitled “— Significant Items Affecting Comparability — Effect of the 2011 Transactions” below, our interest expense increased significantly subsequent to and as a result of the additional debt incurred to help finance the 2011 Transactions. If market interest rates on the variable portion of our long-term debt increase in the future, our interest expense may increase.

Our income taxes consist of federal and state income taxes. These amounts include current income taxes payable as well as income taxes for which the payment is deferred to future periods and dependent on the occurrence of future events. Our income tax expense may vary from the expense that would be expected based on statutory rates due principally to our organizational structure and differences in the book and tax basis of our investment in EBS Master. The recognition of valuation allowances related to certain net operating loss carryovers also can affect our income tax expense. For additional information, see the discussion of income taxes in the section entitled “— Significant Items Affecting Comparability — Income Taxes.”

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

Effect of the 2011 Transactions

The 2011 Transactions have had and are expected to continue to have a significant effect on our financial condition and results of operations. These significant effects include those related to acquisition method adjustments, additional debt and associated tax effects.

Acquisition Method Adjustments

In connection with the Merger, we were required to adjust our assets and liabilities to their respective fair values. These adjustments included the following:

•

Recognition of the fair value of tangible and intangible assets. The fair value of our tangible and intangible assets exceeded the previously recorded amounts. As a result, for periods following the Merger, we have reported and expect to continue to report increased depreciation and amortization expense.

•

Adjustment in the carrying value of our tax receivable agreement obligations to fair value. For periods prior to the Merger, our tax receivable agreement obligations were reported at the amount that was both probable of payment and reasonably estimable. In connection with the Merger, we were required to adjust these obligations to their fair value. Our tax receivable agreement obligations fair value reflects three significant factors that were not previously considered in the carrying value: (i) the impact of a restructuring, effective December 31, 2011, to simplify our corporate structure, (ii) the exchange of units of EBS Master (“EBS Units”) for cash or stock of Parent and (iii) discounting of the tax receivable agreement obligations for the time value of money. The effect of these additional factors resulted in a significant increase in the total payments due under the tax receivable agreements. We currently expect the cumulative payments to total approximately $354.0 million. After discounting the obligations for the time value of money, however, the fair value of the obligations at the time of the Merger was approximately $115.0 million. As a result, our consolidated statement of operations for periods following the Merger will reflect accretion expense to adjust the fair value of our tax receivable agreement obligations to the total expected payments. Such accretion expense for three and nine months ended September 30, 2012 totaled approximately $2.8 million and $15.1 million, respectively.

•

Reduction to fair value of our deferred revenue related to outstanding products and services to be provided in periods following the Merger. In connection with the Merger, we reduced our deferred revenue to the amount attributable to our remaining contractual obligations at the time of the Merger. As a result of this reduction, our revenue in periods following the Merger will be reduced as compared to what would have been recognized without this adjustment. This reduction of revenue for the three and nine months ended September 30, 2012 was approximately $1.0 million and $4.5 million, respectively.

Additional Debt

In connection with the 2011 Transactions, we borrowed an aggregate of approximately $2.0 billion to help finance the Merger, a portion of which was used to repay all amounts due under our prior credit agreements and interest rate swap agreement. As a result of this additional debt, our interest expense in periods following the Merger has been, and will be, substantially greater than amounts reported in periods prior to the Merger.

Income Taxes

In connection with the 2011 Transactions, all EBS Units that were not previously controlled by us were exchanged for cash, or cash and shares of Parent. Additionally, effective December 31, 2011, we simplified our corporate structure. These transactions resulted in additional basis in our assets and will impact income tax expense and cash payments for income taxes in subsequent periods. Pursuant to our tax receivable agreement obligations, however, 85% of any resulting reduction in cash payments for income taxes will be paid to the parties to our tax receivable agreements.

Acquisitions and Divestitures

We actively evaluate opportunities to improve and expand our business through targeted acquisitions that are consistent with our strategy. On occasion, we also may dispose of certain components of our business that no longer fit within our overall strategy. Because of our acquisition activity, our results of operations may not be directly comparable among periods. The following summarizes our acquisition transactions since January 1, 2011 and affected segments:

Date	Business	Description	Affected Segment

May 2011	EquiClaim, LLC (“EquiClaim”)	Technology-enabled provider of healthcare audit and recovery solutions	Payer

May 2012	TC3 Health, Inc. (“TC3”)	Technology-enabled provider of cost containment and payment integrity solutions	Payer

For certain of our prior acquisitions, we agreed to transfer additional consideration to the sellers of the acquired businesses in the event that specified performance measures are achieved. United States generally accepted accounting principles require us to recognize the initial fair value of the expected amount to be paid under such contingent consideration arrangements as a component of the total consideration transferred. Subsequent changes in the fair value of the amounts expected to be paid, however, generally are required to be recognized as a component of net income. Such changes in fair value may occur based on changes in the expected timing or amount of payments or the effect of discounting the liability for the time value of money. We recognized an increase in pretax income of $4.4 million and $8.0 million during the three and nine months ended September 30, 2011, respectively, related to changes in fair value of contingent consideration related to acquisitions.

Income Taxes

Our blended statutory federal and state income tax rate ranges from 37% to 40%. Our effective income tax rate, however, is affected by several factors. The following tables and subsequent commentary reconcile our federal statutory rate to our effective income tax rate, and the subsequent commentary describes the more significant of the reconciling factors:

	Successor	Predecessor
	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Statutory U.S. federal tax rate	35.0%	35.0%
State income taxes (net of federal benefit)	0.3	8.0
Other	(0.9)	5.0
Non-timing basis differences	0.4	8.1
Noncontrolling interest	—	(7.3)

Effective income tax rate	34.8%	48.8%

Non-timing basis differences — Due to our organizational structure prior to the 2011 Transactions, certain items, including a portion of our equity compensation, other comprehensive income and income of corporate consolidated subsidiaries of EBS Master, affected our book basis in EBS Master without similarly affecting our tax basis in EBS Master. In the case of our corporate consolidated subsidiaries, the Company recognized income tax expense both at the subsidiary and the parent company level for the same income (once as it is earned at the subsidiary level and once as a result of the tax effect of the difference in tax and book basis of the limited liability company which controlled those corporate subsidiaries). As a result, in periods prior to the 2011 Transactions, our effective income tax rates were impacted by these matters. In connection with the 2011 Transactions, our organizational structure was simplified and, as a result, we expect the impact of these factors to be less than prior to the 2011 Transactions.

Noncontrolling interest — Prior to the 2011 Transactions, a portion of the interests of EBS Master were held by entities not under our control. Accordingly, we historically recognized income tax expense only for the portion of the income generated by EBS Master that was attributable to us. In connection with the 2011 Transactions, EBS Master became a wholly-owned subsidiary of the Company.

Stock-Based and Equity Compensation Expense

In connection with the 2011 Transactions, the Company’s outstanding stock options, EBS Units and restricted stock units under various equity compensation programs became fully vested immediately prior to the closing of the Merger and were settled in cash, cancelled or, for certain members of senior management, exchanged for new options to purchase shares of Parent common stock (the “Rollover Options”). Except for the Rollover Options, each option holder received an amount in cash, without interest and less applicable withholding taxes, equal to $19.00 less the exercise price of each option. Additionally, each EBS Unit and restricted stock unit holder received $19.00 in cash, without interest and less applicable withholding taxes.

In July 2012, Parent granted options to certain employees and an independent director to purchase shares of Parent common stock.

Related to the equity arrangements described above, we incurred equity compensation expense of $4.0 million for each of the three and nine months ended September 30, 2012 and $6.1 million and $17.6 million for the three and nine months ended September 30, 2011, respectively.

Interest Rate Swaps

We manage economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into interest rate swap agreements to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our interest rate swap agreements are used to manage differences in the amount, timing and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings.

The financial statement effects of our interest rate swap agreements vary based on whether the agreements are designated as a hedge of future cash flows. For the three and nine months ended September 30, 2011, our interest rate swap agreement in effect prior to the 2011 Transactions was not designated as a hedge, and as such, interest expense was reduced by $2.8 million and $8.0 million, respectively, due to changes in the fair value of this interest rate swap agreement. In connection with the 2011 Transactions, we terminated our prior interest rate swap agreement, effective November 2, 2011.

In January 2012, we executed three new interest rate swap agreements to reduce the variability of interest payments associated with the Term Loan Facility. For the three and nine months ended September 30, 2012, our interest rate swap agreements were designated as a hedge so that changes in the fair value of the interest rate swap agreements were included within other comprehensive income.

Amendments of Senior Credit Agreement

In April 2012, we amended the credit agreement (the “Senior Credit Agreement”) governing the Senior Credit Facilities to reprice the Senior Credit Facilities and borrow $80.0 million of additional term loans for general corporate purposes, including acquisitions. The amendments to the Senior Credit Agreement resulted in a loss on extinguishment of debt of $21.9 million and other expenses related to fees paid to third parties of $3.6 million during the nine months ended September 30, 2012. As a result of these amendments, the LIBOR-based interest rate applicable to the Senior Credit Facilities paid by the Company was generally reduced by 175 basis points.

Critical Accounting Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

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

We believe there have been no significant changes during the three and nine months ended September 30, 2012 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement.

Results of Operations

The following table summarizes our consolidated results of operations for the three and nine months ended months ended September 30, 2012 and 2011, respectively.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011		Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Amount	% of Revenue (1)	Amount	% of Revenue (1)	Amount	% of Revenue (1)	Amount	% of Revenue (1)
Revenues (2)
Payer Services	$128,460	43.2%	$115,776	41.0%	$371,974	42.4%	$342,763	41.0%
Provider Services	146,472	49.3	145,723	51.6	439,179	50.0	432,905	51.8
Pharmacy Services	23,649	8.0	21,654	7.7	70,454	8.0	63,052	7.5
Eliminations	(1,506)	(0.5)	(1,004)	(0.4)	(4,030)	(0.5)	(2,962)	(0.4)

Total revenues	297,075	100.0	282,149	100.0	877,577	100.0	835,758	100.0
Costs of operations
Payer Services	84,716	65.9	77,303	66.8	244,704	65.8	229,501	67.0
Provider Services	91,380	62.4	88,292	60.6	272,429	62.0	262,654	60.7
Pharmacy Services	10,145	42.9	8,799	40.6	29,258	41.5	26,100	41.4
Eliminations	(1,447)		(939)		(3,841)		(2,774)

Total costs of operations	184,794	62.2	173,455	61.5	542,550	61.8	515,481	61.7

Development and engineering
Payer Services	2,610	2.0	2,877	2.5	8,270	2.2	7,827	2.3
Provider Services	3,715	2.5	2,918	2.0	11,041	2.5	10,635	2.5
Pharmacy Services	1,669	7.1	1,678	7.7	4,935	7.0	5,140	8.2
Total development and engineering	7,994	2.7	7,473	2.6	24,246	2.8	23,602	2.8

Sales, marketing, general and admin
Payer Services	10,388	8.1	7,863	6.8	26,511	7.1	23,185	6.8
Provider Services	9,914	6.8	10,263	7.0	29,170	6.6	32,611	7.5
Pharmacy Services	1,343	5.7	1,716	7.9	4,416	6.3	4,579	7.3
Eliminations	(59)		(65)		(189)		(188)

Total sales, marketing, general and admin excluding corporate expense	21,586	7.3	19,777	7.0	59,908	6.8	60,187	7.2

Income from segment operations	82,701	27.8	81,444	28.9	250,873	28.6	236,488	28.3
Corporate expense	16,480	5.5	18,565	6.6	84,431	9.6	45,417	5.4
Depreciation and amortization	48,572	16.4	39,830	14.1	140,354	16.0	116,786	14.0

Operating income (loss)	17,649	5.9	23,049	8.2	26,088	3.0	74,285	8.9
Interest expense, net	41,898	14.1	12,573	4.5	130,539	14.9	37,848	4.5
Other (gain) loss	—	—	(4,398)	(1.6)	—	—	(8,036)	(1.0)

Income (loss) before income tax provision (benefit)	(24,249)	(8.2)	14,874	5.3	(104,451)	(11.9)	44,473	5.3
Income tax provision (benefit)	(9,093)	(3.1)	8,601	3.0	(36,364)	(4.1)	21,696	2.6

Net income (loss)	(15,156)	(5.1)%	6,273	2.2%	(68,087)	(7.8)%	22,777	2.7%
Net income attributable to noncontrolling interest	—		2,906		—		9,214

Net income (loss) attributable to Emdeon Inc.	$(15,156)		$3,367		$(68,087)		$13,563

(1)	All references to percentage of revenues for expense components refer to the percentage of revenues for such segment.
(2)	See “Note 14-Segment Reporting” to our unaudited condensed consolidated financial statements for further detail of our revenues within each reportable segment.

Three Months Ended September 30, 2012 (Successor) Compared to Three Months Ended September 30, 2011 (Predecessor)

Revenues

Our total revenues were $297.1 million for the three months ended September 30, 2012 as compared to $282.2 million for the three months ended September 30, 2011, an increase of $14.9 million, or 5.3%.

On an overall basis, revenues for our payer services, provider services and pharmacy services segments were adversely affected during the three months ended September 30, 2012 by the continued impact of lower healthcare utilization driven by high unemployment and other economic factors, one less business day in the 2012 period as compared to the 2011 period and acquisition method adjustments in connection with the 2011 Transactions which reduced the revenue that would have otherwise been recognized during the 2012 period. Additional factors affecting our revenues are described in the following paragraphs.

Our payer services segment revenue is summarized in the following table:

	September 30, 2012	September 30, 2011	$ Change
Claims management	$62,253	$53,153	$9,100
Payment services	64,996	61,770	3,226
Intersegment revenue	1,211	853	358

	$128,460	$115,776	$12,684

Claims management revenues for the three months ended September 30, 2012 increased by $9.1 million, or 17.1%, as compared to the prior year period. Claims management revenues for the three months ended September 30, 2012 included $9.6 million related to the TC3 acquisition. Excluding this revenue, claims management revenues for the three months ended September 30, 2012 decreased by $0.5 million, or 0.9%, as compared to the prior year period primarily due to the impact of market pricing pressures on our transaction rates.

Payment services revenues for the three months ended September 30, 2012 increased by $3.2 million, or 5.2%, as compared to the prior year period. This increase was primarily driven by new sales and implementations and the impact of the U.S. postage rate increase effective in January 2012.

Our provider services segment revenue is summarized in the following table:

	September 30, 2012	September 30, 2011	$ Change
Revenue cycle management	$74,681	$73,439	$1,242
Patient statements	63,758	64,273	(515)
Dental	7,828	7,860	(32)
Intersegment revenue	205	151	54

	$146,472	$145,723	$749

Revenue cycle management revenues for the three months ended September 30, 2012 increased by $1.2 million, or 1.7%, as compared to the prior year period primarily due to new sales and implementations, partially offset by customer attrition.

Patient statements revenues for the three months ended September 30, 2012 decreased by $0.5 million, or 0.8%, as compared to the prior year period primarily due to customer attrition, partially offset by new sales and implementations and the impact of the U.S. postage rate increase effective in January 2012.

Dental revenues for the three months ended September 30, 2012 were generally consistent with those reflected in the prior year period.

Our pharmacy services segment revenues were $23.6 million for the three months ended September 30, 2012 as compared to $21.7 million for the three months ended September 30, 2011, an increase of $2.0 million, or 9.2%. This increase was primarily due to new sales and implementations.

Cost of Operations

Our total cost of operations was $184.8 million for the three months ended September 30, 2012 as compared to $173.5 million for the three months ended September 30, 2011, an increase of $11.3 million, or 6.5%.

Our cost of operations for our payer services segment was $84.7 million for the three months ended September 30, 2012 as compared to $77.3 million for the three months ended September 30, 2011, an increase of $7.4 million, or 9.6%. As a percentage of revenue, our payer services cost of operations decreased to 65.9% for the three months ended September 30, 2012 as compared to 66.8% for the three months ended September 30, 2011. The increase in our payer services cost of operations is primarily due to revenue growth in payment services, including the impact of the U.S. postage rate increase effective in January 2012, the inclusion of the acquired TC3 business and certain other strategic initiatives and acquisition-related costs. The decrease as a percentage of revenue was primarily due to a decrease in equity-based compensation as compared to the three months ended September 30, 2011.

Our cost of operations for our provider services segment was $91.4 million for the three months ended September 30, 2012 as compared to $88.3 million for the three months ended September 30, 2011, an increase of $3.1 million, or 3.5%. As a percentage of revenue, our provider services cost of operations increased to 62.4% for the three months ended September 30, 2012 as compared to 60.6% for the three months ended September 30, 2011. The increase in our provider services cost of operations is primarily due to the increased labor costs resulting from expansions in our government eligibility and enrollment services in advance of related revenues. This increase in provider services cost of operations and as a percentage of revenue was partially offset by a change in revenue mix between our patient statements services, which generally have a higher cost of operations, and revenue cycle management services, which generally have a lower cost of operations.

Our cost of operations for our pharmacy services segment was $10.1 million for the three months ended September 30, 2012 as compared to $8.8 million for the three months ended September 30, 2011, an increase of $1.3 million, or 15.3%. This increase in pharmacy services cost of operations is primarily due to revenue mix changes and volume growth.

Development and Engineering Expense

Our total development and engineering expense was $8.0 million for the three months ended September 30, 2012 as compared to $7.5 million for the three months ended September 30, 2011, an increase of $0.5 million, or 7.0%, reflecting generally consistent levels of activity for both periods.

Sales, Marketing, General and Administrative Expense (Excluding Corporate Expense)

Our total sales, marketing, general and administrative expense (excluding corporate expense) was $21.6 million for the three months ended September 30, 2012 as compared to $19.8 million for the three months ended September 30, 2011, an increase of $1.8 million, or 9.1%.

Our sales, marketing, general and administrative expense for our payer services segment was $10.4 million for the three months ended September 30, 2012 as compared to $7.9 million for the three months ended September 30, 2011, an increase of $2.5 million, or 32.1%. The increase in our payer services sales, marketing, general and administrative expense was primarily due to the inclusion of the acquired TC3 business and certain other strategic initiatives and acquisition integration costs.

Our sales, marketing, general and administrative expense for our provider services segment was $9.9 million for the three months ended September 30, 2012 as compared to $10.3 million for the three months ended September 30, 2011, a decrease of $0.3 million, or 3.4%, reflecting generally consistent levels of activity for both periods.

Our sales, marketing, general and administrative expense for our pharmacy services segment was $1.3 million for the three months ended September 30, 2012 as compared to $1.7 million for the three months ended September 30, 2011, reflecting generally consistent levels of expense for both periods.

Corporate Expense

Our corporate expense was $16.5 million for the three months ended September 30, 2012 as compared to $18.6 million for the three months ended September 30, 2011, a decrease of $2.1 million, or 11.2%. Corporate expense for the three months ended September 30, 2012 included accretion of discounted tax receivable agreement obligations to the gross expected payments of $2.8 million, as well as monitoring fees payable to affiliates of Blackstone and H&F of $1.5 million. Corporate expense for the three months ended September 30, 2011 included approximately $6.0 million of transaction costs incurred in connection with the Merger. Excluding these amounts, corporate expense was $12.2 million for the three months ended September 30, 2012 as compared to $12.5 million for the three months ended September 30, 2011, reflecting generally consistent levels of expense for both periods.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $48.6 million for the three months ended September 30, 2012 as compared to $39.8 million for the three months ended September 30, 2011, an increase of $8.7 million, or 21.9%. This increase was primarily due to the depreciation and amortization expense attributable to the adjustment of our tangible and intangible assets to their respective fair values in connection with the Merger and depreciation expense associated with property and equipment placed in service subsequent to September 30, 2011.

Interest Expense

Our interest expense was $41.9 million for the three months ended September 30, 2012 as compared to $12.6 million for the three months ended September 30, 2011, an increase of $29.3 million, or 233.2%. Interest expense for the three months ended September 30, 2012 includes the effect of additional debt and higher interest rates following the 2011 Transactions as compared to the prior year period. Interest expense for the three months ended September 30, 2011 also was reduced by $2.8 million related to a change in the fair value of our interest rate swap agreement that was in effect prior to the Merger following our removal of its designation as a cash flow hedge in October 2010.

Income Taxes

Our income tax benefit was $9.1 million for the three months ended September 30, 2012 as compared to an income tax expense of $8.6 million for the three months ended September 30, 2011. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to the change in our book basis versus tax basis of our investment in EBS Master, including the effect of income allocated to a noncontrolling interest, valuation allowance changes, state income tax rate changes and the impact of other permanent differences relative to pretax income.

Nine Months Ended September 30, 2012 (Successor) Compared to Nine Months Ended September 30, 2011 (Predecessor)

Revenues

Our total revenues were $877.6 million for the nine months ended September 30, 2012 as compared to $835.8 million for the nine months ended September 30, 2011, an increase of $41.8 million, or 5.0%.

On an overall basis, revenues for our payer services, provider services and pharmacy services segments were adversely affected during the nine months ended September 30, 2012 by the continued impact of lower healthcare utilization driven by high unemployment and other adverse economic factors and acquisition method adjustments in connection with the 2011 Transactions which reduced the revenue that would have otherwise been recognized during the period. Additional factors affecting our revenues are described in the following paragraphs.

Our payer services segment revenue is summarized in the following table:

	September 30, 2012	September 30, 2011	$ Change
Claims management	$173,166	$153,679	$19,487
Payment services	195,691	186,512	9,179
Intersegment revenue	3,117	2,572	545

	$371,974	$342,763	$29,211

Claims management revenues for the nine months ended September 30, 2012 increased by $19.5 million, or 12.7%, as compared to the prior year period. Claims management revenues for the nine months ended September 30, 2012 included $35.0 million related to the TC3 and EquiClaim acquisitions as compared to $10.3 million for the nine months ended September 30, 2011. Excluding these revenues, claims management revenues for the nine months ended September 30, 2012 decreased by $5.2 million, or 3.6%, as compared to the prior year period primarily due to the impact of market pricing pressures on our transaction rates.

Payment services revenues for the nine months ended September 30, 2012 increased by $9.2 million, or 4.9%, as compared to the prior year period. This increase was primarily driven by new sales and implementations and the impact of the U.S. postage rate increases effective in April 2011 and January 2012.

Our provider services segment revenue is summarized in the following table:

	September 30, 2012	September 30, 2011	$ Change
Revenue cycle management	$223,647	$216,238	$7,409
Patient statements	190,861	192,813	(1,952)
Dental	24,028	23,464	564
Intersegment revenue	643	390	253

	$439,179	$432,905	$6,274

Revenue cycle management revenues for the nine months ended September 30, 2012 increased by $7.4 million, or 3.4%. This increase was primarily due to new sales and implementations, partially offset by customer attrition.

Patient statements revenues for the nine months ended September 30, 2012 decreased by $2.0 million, or 1.0%, primarily due to customer attrition, partially offset by new sales and implementations and the impact of the U.S. postage rate increase effective in April 2011 and January 2012.

Dental revenues for the nine months ended September 30, 2012 were generally consistent with those reflected in the comparable prior year period.

Our pharmacy services segment revenues were $70.5 million for the nine months ended September 30, 2012 as compared to $63.1 million for the nine months ended September 30, 2011, an increase of $7.4 million, or 11.7%. This increase was primarily due to new sales and implementations.

Cost of Operations

Our total cost of operations was $542.6 million for the nine months ended September 30, 2012 as compared to $515.5 million for the nine months ended September 30, 2011, an increase of $27.1 million, or 5.3%.

Our cost of operations for our payer services segment was $244.7 million for the nine months ended September 30, 2012 as compared to $229.5 million for the nine months ended September 30, 2011, an increase of $15.2 million, or 6.6%. As a percentage of revenue, our payer services cost of operations decreased to 65.8% for the nine months ended September 30, 2012 as compared to 67.0% for the nine months ended September 30, 2011. The increase in our payer services cost of operations is primarily due to revenue growth in payment services, including the impact of the U.S. postage rate increases effective in April 2011 and January 2012, and the inclusion of the acquired TC3 and EquiClaim businesses. The decrease as a percentage of revenue was primarily due to operational efficiencies with respect to vendor rebates and postage.

Our cost of operations for our provider services segment was $272.4 million for the nine months ended September 30, 2012 as compared to $262.7 million for the nine months ended September 30, 2011, an increase of $9.8 million, or 3.7%. As a percentage of revenue, our provider services segment cost of operations increased to 62.0% for the nine months ended September 30, 2012 as compared to 60.7% for the nine months ended September 30, 2011. The increase in our provider services cost of operations is primarily due to the increased labor costs resulting from expansions in our government eligibility and enrollment services in advance of related revenues. This increase in provider services cost of operations and as a percentage of revenue was partially offset by a change in revenue mix between our patient statements services, which generally have a higher cost of operations, and revenue cycle management services, which generally have a lower cost of operations.

Our cost of operations for our pharmacy services segment was $29.3 million for the nine months ended September 30, 2012 as compared to $26.1 million for the nine months ended September 30, 2011, an increase of $3.2 million, or 12.1%. The increase in pharmacy services cost of operations primarily due to revenue mix changes and volume growth.

Development and Engineering Expense

Our total development and engineering expense was $24.2 million for the nine months ended September 30, 2012 as compared to $23.7 million for the nine months ended September 30, 2011, an increase of $0.6 million, or 2.7%, reflecting generally consistent levels of activities for both periods.

Sales, Marketing, General and Administrative Expense (Excluding Corporate Expense)

Our total sales, marketing, general and administrative expense (excluding corporate expense) was $59.9 million for the nine months ended September 30, 2012 as compared to $60.2 million for the nine months ended September 30, 2011, a decrease of $0.3 million, or 0.5%.

Our sales, marketing, general and administrative expense for our payer services segment was $26.5 million for the nine months ended September 30, 2012 as compared to $23.2 million for the nine months ended September 30, 2011, an increase of $3.3 million, or 14.3%. The increase in our payer services sales, marketing, general and administrative expense was primarily due to the inclusion of the infrastructures associated with recently acquired businesses, as well as acquisition integration costs and other strategic initiatives.

Our sales, marketing, general and administrative expense for our provider services segment was $29.2 million for the nine months ended September 30, 2012 as compared to $32.6 million for the nine months ended September 30, 2011, a decrease of $3.4 million, or 10.6%. The decrease in our provider services sales, marketing, general and administrative expense was primarily due to lower equity-based compensation as compared to the nine months ended September 30, 2011.

Our sales, marketing, general and administrative expense for our pharmacy services segment was $4.4 million for the nine months ended September 30, 2012 as compared to $4.6 million for the nine months ended September 30, 2011, reflecting generally consistent levels of expense for both periods.

Corporate Expense

Our corporate expense was $84.4 million for the nine months ended September 30, 2012 as compared to $45.4 million for the nine months ended September 30, 2011, an increase of $39.0 million, or 85.9%. The increase was primarily due to loss on extinguishment and other legal and professional fees incurred in connection with the April 2012 amendments to our Senior Credit Agreement of $25.4 million, accretion of discounted tax receivable agreement obligations to the gross expected payments of $15.1 million, consulting fees incurred in connection with strategic initiatives of $1.8 million and monitoring fees payable to affiliates of Blackstone and H&F of $4.5 million. The increase was partially offset by lower equity-based compensation during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $140.4 million for the nine months ended September 30, 2012 as compared to $116.8 million for the nine months ended September 30, 2011, an increase of $23.6 million, or 20.2%. This increase was primarily due to the depreciation and amortization expense attributable to the adjustment of our tangible and intangible assets to their respective fair values in connection with the Merger and depreciation and amortization of property and equipment placed in service subsequent to September 30, 2011, including additional depreciation and amortization expense related to recent acquisitions.

Interest Expense

Our interest expense was $130.5 million for the nine months ended September 30, 2012 as compared to $37.8 million for the nine months ended September 30, 2011, an increase of $92.7 million, or 244.9%. Interest expense for the nine months ended September 30, 2012 includes the effect of additional debt and higher interest rates following the 2011 Transactions as compared to the prior year period. Interest expense for the nine months ended September 30, 2011 also was reduced by $8.0 million related to a change in the fair value of our interest rate swap agreement that was in effect prior to the Merger following our removal of its designation as a cash flow hedge in October 2010.

Income Taxes

Our income tax benefit was $36.4 million for the nine months ended September 30, 2012 as compared to income tax expense of $21.7 million for the nine months ended September 30, 2011. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to the change in our book basis versus tax basis of our investment in EBS Master, including the effect of income allocated to a noncontrolling interest, valuation allowance changes, state income tax rate changes and the impact of other permanent differences relative to pretax income.

Liquidity and Capital Resources

General

We are a holding company with no material business operations. Our principal assets are the equity interests we own in our subsidiaries. We conduct all of our business operations through our direct and indirect subsidiaries. Accordingly, our only material sources of cash are borrowings under our credit facilities and dividends or other distributions or payments that are derived from earnings and cash flow generated by our subsidiaries.

We anticipate cash generated by operations, the funds available under our credit facilities, including our revolver, and existing cash and equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities in amounts sufficient to enable us to repay our indebtedness, or to fund other liquidity needs.

We and our subsidiaries, affiliates or significant stockholders may from time to time seek to retire or purchase our outstanding debt (including the Senior Notes) through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Cash Flows

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2012 was $69.2 million as compared to $180.5 million for the nine months ended September 30, 2011. The $111.3 million decrease is primarily due to interest related to the Senior Credit Facilities, monitoring fees to affiliates of Blackstone and H&F, the payment of legal and other fees associated with the April 2012 amendments to the Senior Credit Agreement and the timing of collections and disbursements.

Cash provided by operating activities can be significantly impacted by our non-cash working capital assets and liabilities, which may vary based on the timing of cash receipts that fluctuate by day of week and/or month and also may be impacted by cash management decisions.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2012 was $100.0 million as compared to $87.6 million for the nine months ended September 30, 2011. Cash used in investing activities for each of the nine months ended September 30, 2012 and 2011 consisted of capital expenditures for property and equipment and cash consideration paid in connection with acquisitions.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2012 was $43.2 million as compared to cash used in financing activities of $7.0 million for the nine months ended September 30, 2011. Cash provided by financing activities for the nine months ended September 30, 2012 consisted of proceeds in connection with the April 2012 amendments to our Senior Credit Agreement, partially offset by principal payments under our Senior Credit Facilities. Cash used in financing activities for the nine months ended September 30, 2011 consisted primarily of principal payments under our prior credit facilities.

Long-term Debt

In connection with the 2011 Transactions, we incurred substantial new indebtedness comprised of the Term Loan Facility, the Revolving Facility (of which $25.0 million was borrowed at the closing of the 2011 Transactions), $375.0 million of 2019 Notes and $375.0 million of 2020 Notes. Proceeds of the Senior Credit Facilities and the Senior Notes were, together with other sources of funds, used to finance the Merger and repay all amounts due under our prior credit facilities.

Long-term debt as of September 30, 2012 and December 31, 2011, consisted of the following:

	September 30,	December 31,
	2012	2011
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $33,634 and $38,160 at September 30, 2012 and December 31, 2011, respectively (effective interest rate of 5.82 % and 7.79% at September 30, 2012 and December 31, 2011, respectively)	$1,260,802	$1,185,840
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	15,000
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $8,702 and $9,257 at September 30, 2012 and December 31, 2011, respectively (effective interest rate of 11.53% at September 30, 2012)	366,298	365,743
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $10,586 and $11,134 at September 30, 2012 and December 31, 2011, respectively (effective interest rate of 11.86% at September 30, 2012)	364,414	363,866
Obligation under data sublicense agreement	30,659	30,659
Less current portion	(16,805)	(16,034)

Long-term debt	$2,005,368	$1,945,074

Senior Credit Facilities

The Senior Credit Agreement provides that, subject to certain conditions, we may request additional tranches of term loans, increase commitments under the Revolving Facility or the Term Loan Facility or add one or more incremental revolving facility tranches (provided that the revolving credit commitments outstanding at any time have no more than three different maturity dates) in an aggregate amount not to exceed (a) $300.0 million plus (b) an unlimited amount at any time, subject to compliance on a pro forma basis with a first lien net leverage ratio of no greater than 4.00:1.00. Availability of such additional tranches of term loans or revolving facilities and/or increased commitments is subject to, among other conditions, the absence of any default under the Senior Credit Agreement and the receipt of commitments by existing or additional financial institutions. Proceeds of the Revolving Facility, including up to $30.0 million in the form of borrowings on same-day notice, referred to as swingline loans, and up to $50.0 million in the form of letters of credit, are available to provide financing for working capital and general corporate purposes.

Borrowings under the Senior Credit Facilities bear interest at an annual rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (i) the applicable prime rate (ii) the federal funds rate plus 0.50% and (iii) a LIBOR rate determined by reference to the costs of funds for United States dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% with a floor of 2.25% for the Term Loan Facility or (b) a LIBOR rate determined by reference to the costs of funds for United States dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.25%. In April 2012, we amended the Senior Credit Agreement to reprice the Senior Credit Facilities and borrow $80.0 million of additional term loans for general corporate purposes, including acquisitions. Following this amendment, the LIBOR-based interest rate on the Term Loan Facility is LIBOR plus 3.75%, compared to the previous interest rate of LIBOR plus 5.50%. The new LIBOR-based interest rate on the Revolving Facility is

LIBOR plus 3.50% (with a potential step-down to LIBOR plus 3.25% based on our first lien net leverage ratio), compared to the previous interest rate of LIBOR plus 5.25% (with a potential step-down to LIBOR plus 5.00% based on our first lien net leverage ratio). The Term Loan Facility remains subject to a LIBOR floor of 1.25%, and there continues to be no LIBOR floor on the Revolving Facility.

In addition to paying interest on outstanding principal under the Senior Credit Facilities, we are required to pay customary agency fees, letter of credit fees and a 0.50% commitment fee in respect of the unutilized commitments under the Revolving Facility.

The Senior Credit Agreement requires that we prepay outstanding loans under the Term Loan Facility, subject to certain exceptions, with (a) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Senior Credit Agreement, (b) commencing with the fiscal year ending December 31, 2012, 50% (which percentage will be reduced to 25% and 0% based on our first lien net leverage ratio) of our annual excess cash flow and (c) 100% of the net cash proceeds of certain asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions.

We may voluntarily prepay outstanding loans under the Senior Credit Facilities at any time without premium or penalty other than breakage costs with respect to LIBOR loans; provided, however, that if on or prior to the first anniversary of any repricing transaction, we prepay any loans under the Term Loan Facility in connection with a repricing transaction, we must pay a prepayment premium of 1.00% of the aggregate principal amount of the loans so prepaid.

We are required to make quarterly payments equal to 0.25% of the amended principal amount of the loans under the Term Loan Facility, with the balance due and payable on November 2, 2018. Any principal amount outstanding under the Revolving Facility is due and payable on the November 2, 2016.

Certain of our United States wholly-owned restricted subsidiaries, together with the Company, are co-borrowers and jointly and severally liable for all obligations under the Senior Credit Facilities. Such obligations of the co-borrowers are unconditionally guaranteed by Beagle Intermediate Holdings, Inc., a direct wholly-owned subsidiary of Parent, the Company and each of our existing and future United States wholly-owned restricted subsidiaries (with certain exceptions including immaterial subsidiaries). These obligations are secured by a perfected security interest in substantially all of the assets of the co-borrowers and guarantors now owned or later acquired, including a pledge of all of the capital stock of the Company and our United States wholly-owned restricted subsidiaries and 65% of the capital stock of our foreign restricted subsidiaries, subject in each case to the exclusion of certain assets and additional exceptions.

The Senior Credit Agreement requires us to comply with maximum first lien net leverage ratio and consolidated cash interest coverage ratio financial maintenance covenants, to be tested on the last day of each fiscal quarter. A breach of these covenants is subject to certain equity cure rights. In addition, the Senior Credit Facilities contain a number of negative covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of our subsidiaries to:

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

The Senior Credit Agreement also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default (including upon change of control).

Senior Notes

The 2019 Notes bear interest at an annual rate of 11% with interest payable semi-annually on June 30 and December 31 of each year, commencing on June 30, 2012. The 2019 Notes mature on December 31, 2019. The 2020 Notes bear interest at an annual rate of 11.25% with interest payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2012. The 2020 Notes mature on December 31, 2020.

The Company may redeem the 2019 Notes, the 2020 Notes or both, in whole or in part, at any time on or after December 31, 2015 at the applicable redemption price, plus accrued and unpaid interest. In addition, at any time prior to December 31, 2014, the Company may, at its option and on one or more occasions, redeem up to 35% of the aggregate principal amount of the 2019 Notes or the 2020 Notes, at a redemption price equal to 100% of the aggregate principal amount, plus a premium equal to the stated interest rate on the 2019 Notes or the 2020 Notes, respectively, plus accrued and unpaid interest with the net cash proceeds of certain equity offerings; provided that at least 50% of the sum of the aggregate principal amount of the 2019 Notes or 2020 Notes, respectively, originally issued (including any additional notes) remain outstanding immediately after such redemption and the redemption occurs within 180 days of the equity offering. At any time prior to December 31, 2015, the Company may redeem the 2019 Notes, the 2020 Notes or both, in whole or in part, at its option and on one or more occasions, at a redemption price equal to 100% of the principal amount, plus an applicable premium and accrued and unpaid interest.

The Senior Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. Our obligations under the Senior Notes are guaranteed on a senior basis by all of our existing and subsequently acquired or organized wholly-owned United States restricted subsidiaries that guarantee our Senior Credit Facilities or our other indebtedness or indebtedness of any affiliate guarantor. The Senior Notes and the related guarantees are effectively subordinated to our existing and future secured obligations and that of our affiliate guarantors to the extent of the value of the collateral securing such obligations, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of our subsidiaries that do not guarantee the Senior Notes.

The indentures governing the Senior Notes (the “Indentures”) contain covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:

•	pay dividends on our capital stock or redeem, repurchase or retire our capital stock;

•	incur additional indebtedness or issue certain capital stock;

•	incur certain liens;

•	make investments, loans, advances and acquisitions;

•	consolidate, merge or transfer of all or substantially all or substantially all of our assets and the assets of our subsidiaries;

•	prepay subordinated debt;

•	engage in certain transactions with our affiliates; and

•	enter into agreements restricting our restricted subsidiaries’ ability to pay dividends.

The Indentures also contain certain affirmative covenants and events of default.

Off-Balance Sheet Arrangements

As of the filing of this Quarterly Report, we had no off-balance sheet arrangements or obligations, other than surety bonds of an insignificant amount.

Recent Accounting Pronouncements

Our recent accounting pronouncements are summarized in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have interest rate risk primarily related to borrowings under the Senior Credit Agreement. Borrowings under the Senior Credit Facilities bear interest at an annual rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (i) the applicable prime rate (ii) the federal funds rate plus 0.50% and (iii) a LIBOR rate determined by reference to the costs of funds for United States dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00% with a floor of 2.25% for the Term Loan Facility or (b) a LIBOR rate determined by reference to the costs of funds for United States dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.25%.

As of September 30, 2012, we had outstanding borrowings of $1,294.4 million under the Senior Credit Agreement. The LIBOR-based interest rate on the Term Loan Facility is LIBOR plus 3.75%. The LIBOR-based interest rate on the Revolving Facility is LIBOR plus 3.50% (with a potential step-down to LIBOR plus 3.25% based on our first lien net leverage ratio). The Term Loan Facility is subject to a LIBOR floor of 1.25% and there is no LIBOR floor on the Revolving Facility.

We manage economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into interest rate swap agreements to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our interest rate swap agreements are used to manage differences in the amount, timing and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings.

In January 2012, we executed three interest rate swap agreements with an aggregate notional amount of $640 million to reduce the variability of interest payments associated with the Term Loan Facility. For the nine months ended September 30, 2012, our interest rate swap agreements were designated as a cash flow hedge so that changes in the fair market value of the interest rate swap agreements were included within other comprehensive income.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. However, due to a floor on the floating rate index of 1.25% under the Term Loan Facility, as of September 30, 2012, our interest rates must increase by more than 88 basis points before our interest expense or cash flows are affected. Based on our outstanding debt as of September 30, 2012, and assuming that our mix of debt instruments, interest rate swaps and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pretax impact on our earnings and cash flows of approximately $0.8 million.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate swap agreements, modify our existing interest rate swap agreements or make changes that may impact our ability to treat our interest rate swaps as a cash flow hedge. However, we do not intend or expect to enter into derivative or interest rate swap transactions for speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012. Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with the risk factors contained under the heading “Risk Factors” in our Registration Statement, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect our business, financial condition and results of operations, cash flows and prospects in a material adverse manner. As of the date hereof, there have been no material changes to the risk factors set forth in our Registration Statement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMDEON INC.

Date: November 13, 2012	By:	/s/ George I. Lazenby

George I. Lazenby, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2012	By:	/s/ Bob A. Newport

Bob A. Newport, Jr., Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

3.1	Second Amended and Restated Certificate of Incorporation (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2011 (File No. 1-34435), and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2011 (File No. 1-34435), and incorporated herein by reference).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document