Form 10-K
period 2012-12-31
Emdeon Inc.
filed 2013-03-18
CIK 1444598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 31, 2012, there were issued and outstanding 100 shares of common stock, par value $.01 per share. The registrant is a wholly owned subsidiary of Beagle Intermediate Holdings, Inc., which is a wholly owned subsidiary or Beagle Parent Corp.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EMDEON INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) of Emdeon Inc. (the “Company”) includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or our management’s intentions, plans, beliefs, expectations or predictions of future events. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. Forward-looking statements also may include information concerning our possible or assumed future results of operations, including descriptions of our revenues, profitability and outlook and our overall business strategy. These statements are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that these forward-looking statements are based on reasonable assumptions, readers should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

Other factors that may cause actual results to differ materially include those set forth in the risks discussed in Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report.”

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. Readers should keep in mind that any forward-looking statement made by us in this Annual Report, or elsewhere, speaks only as of the date on which made. We caution against any undue reliance on these statements and expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements made herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

Unless stated otherwise or the context otherwise requires, references in this Annual Report to “we,” “us,” “our,” “Emdeon” and the “Company” refer to Emdeon Inc. and its subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading provider of revenue and payment cycle management and clinical information exchange solutions connecting payers, providers and patients in the United States healthcare system. Our solutions integrate and automate key business and administrative functions of our payer and provider customers throughout the patient encounter. These solutions include pre-care patient eligibility and benefits verification and enrollment, clinical information exchange, claims management and adjudication, payment integrity, payment distribution, payment posting, denial management and patient billing and payment processing.

Through the use of our comprehensive suite of solutions, customers are able to improve efficiency, reduce costs, increase cash flow and more efficiently manage the complex revenue and payment cycle and clinical information exchange processes. Our solutions are delivered primarily through recurring, transaction-based processes that are designed to leverage our health information network, the single largest financial and administrative information exchange in the United States healthcare system. Our health information network currently reaches approximately 1,200 payers, 500,000 providers, 5,000 hospitals, 81,000 dentists, 60,000 pharmacies and 300 labs.

In 2012, we processed a total of approximately 7 billion healthcare-related transactions, including approximately one out of every two commercial healthcare claims delivered electronically in the United States. We have developed our network of payers and providers over 30 years and connect to virtually all private and government payers, claim-submitting providers and pharmacies. Our network and related solutions are designed to integrate with our customers’ existing technology infrastructures and administrative workflow and typically require minimal capital expenditure on the part of the customer, while generating significant savings and operating efficiencies.

Organizational Structure and Corporate History

The Company is a Delaware corporation.

On November 2, 2011, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) among Emdeon, Beagle Parent Corp. (“Parent”) and Beagle Acquisition Corp. (“Merger Sub”), Merger Sub merged with and into Emdeon, with Emdeon surviving the merger (the “Merger”). Subsequent to the Merger, we became an indirect wholly owned subsidiary of Parent, which is controlled by The Blackstone Group L.P. (“Blackstone”), Hellman & Friedman LLC (“Hellman & Friedman”) and certain investment funds affiliated with Blackstone and Hellman & Friedman (collectively, the “Investor Group”). The Merger was financed through a combination of cash and the incurrence of indebtedness, including a $1.224 billion senior secured term loan credit facility (the “Term Loan Facility”) and a $125.0 million senior secured revolving credit facility (the “Revolving Facility”; and collectively with the Term Loan Facility, the “Senior Credit Facilities”), as well as $375.0 million in 11% senior notes due 2019 (the “2019 Notes”) and $375.0 million in 11.25% senior notes due 2020 (the “2020 Notes”, and collectively with the 2019 Notes, the “Senior Notes”). The preceding financing transactions, together with the Merger, are sometimes referred to as the “2011 Transactions”.

In July 2012, we filed a Registration Statement on Form S-4, as amended (File No. 333-182786) with the Securities and Exchange Commission (the “SEC”) related to an exchange offer of then outstanding unregistered Senior Notes for substantially identical Senior Notes that are freely tradable. The exchange offer expired on October 22, 2012, and following such expiration all of the unregistered Senior Notes were exchanged for registered Senior Notes.

Our Solutions

During 2012, we delivered our solutions and operated our business in three segments: (i) payer services, which provides solutions to commercial insurance companies, third party administrators and governmental payers; (ii) provider services, which provides solutions to hospitals, physicians, dentists and other healthcare providers, such as labs and home healthcare providers; and (iii) pharmacy services, which provides solutions to pharmacies, pharmacy benefit management companies and other payers. The selected financial information for each operating segment is provided in Note 20 in the accompanying Notes to Consolidated Financial Statements contained in Part IV, Item 15, beginning on Page F-1 of this Annual Report.

Through the payer services segment, we provide payment cycle solutions, both directly and through our network of channel partners, that help simplify the administration of healthcare. Our payer services offerings include insurance eligibility and benefits verification, claims management, payment integrity and claims and payment distribution. Additionally, we provide consulting services through the payer services segment.

Through the provider services segment, we provide revenue cycle and clinical information exchange solutions, both directly and through our network of channel partners, that help simplify providers’ workflow, reduce related costs and improve cash flows. Our provider services offerings include revenue cycle management solutions, patient billing and payment services, government program eligibility and enrollment services and clinical information exchange capabilities.

Through the pharmacy services segment, we provide electronic prescribing and other electronic solutions to pharmacies, pharmacy benefit management companies and government agencies related to prescription benefit claim filing, adjudication and management.

We have reorganized our reportable segments as payer services, revenue cycle solutions, ambulatory services and pharmacy services effective January 1, 2013.

Payer Services Solutions

Pre-Care and Claims Management

Our pre-care solutions interface with the payer’s systems, allowing providers to process insurance eligibility and benefits verification tasks prior to the delivery of care without the need for live payer/provider interaction. Our claims management solutions include electronic data interchange (“EDI”), paper-to-EDI conversion of insurance claims through high-volume imaging, batch and real-time healthcare transaction information exchanges and intelligent routing between payers and other business partners. We also perform payer-specific edits of claims for proper format, including standards in accordance with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), before submission to minimize manual processes associated with pending claims. Our healthcare payment integrity and fraud, waste and abuse management services combine sophisticated data analytics solutions and technology with an experienced team of investigators to help identify potential financial risks earlier in the revenue and payment cycle, prevent payment of fraudulent and improper claims and identify overpayments, creating efficiencies and cost savings for payers.

Payment Distribution

Our payment and remittance distribution solutions facilitate the paper and electronic distribution of payments and payment related information by payers to providers, including explanation of benefits (“EOB”) to patients. Because of the breadth and scale of our connectivity to both payers and providers, payer customers can realize significant print and operational cost savings through the use of either electronic payment and remittance solutions or high-volume “co-operative” print and mail solutions to reduce postage and material costs. In addition, we offer electronic solutions that integrate with our print and mail platform to facilitate the conversion to electronic payment and remittance. We expect to see further transition from paper based processes to electronic processes over time because of the substantial cost savings available to payers by adopting electronic payment, remittance advice and EOB distribution.

Consulting Services

Our consulting services solutions assist healthcare clients analyze, develop and implement business and technology strategies designed to align with healthcare trends and overall business goals. Our consultants combine extensive health industry knowledge with practical experience that can help solve many industry challenges, such as limited time and resources, disparate and out-of-date systems, antiquated processes and diverse perspectives, to assist clients with analysis, selection, procurement and implementation services in deploying healthcare information technology solutions quickly and cost-effectively.

Provider Services Solutions

Pre-Care/Medical Treatment

Our patient eligibility and verification solutions, including automated referral approval applications, assist our provider customers in determining a patient’s current health benefits levels. Our eligibility and verification offerings also integrate other information to help determine a patient’s ability to pay, as well as the likelihood of public assistance and charity care reimbursement. These solutions help mitigate a provider’s exposure to bad debt expense by providing clarity into a patient’s insurance coverage, ultimate out-of-pocket responsibility and ability to pay.

We also offer technology-enabled government program eligibility and enrollment services to uninsured and underinsured populations to assist our provider customers in lowering their incidence of uncompensated care and bad-debt expense and increasing overall cash flow.

As part of the medical treatment process, providers use our clinical information exchange capabilities to order and access lab reports and for electronic prescribing.

Claims Management

Our claims management solutions can be delivered to a provider via our web-based direct solutions or through our network of channel partners. In either case, our claims management solutions leverage our industry leading payer connectivity to deliver consistent and reliable access to virtually every payer in the United States. Our solutions streamline reimbursement by providing (i) tools to improve provider workflow, edit claims prior to submission and identify errors that delay reimbursement and (ii) robust reporting to providers in order to track claims throughout their life-cycle and reduce claim rejections and denials.

Payment Posting/Denial Management

Our payment automation solutions allow providers to manage and automate the entire payment process. On behalf of our provider customers, we can accept paper payments from both third party payers and patients and convert them into automated workflows which can be reconciled and posted. Our web-based solutions allow providers to analyze remittance advice or payment data and reconcile it with the originally submitted claim to determine whether proper reimbursement has been received. These solutions also (i) allow providers to identify underpayments, efficiently appeal denials and resubmit claims in a timely manner, (ii) provide insight into patterns of denials and (iii) enable the establishment of procedures that can reduce the number of inaccurate claims submitted in the future. Our payment posting solution automates the labor intensive, paper-based payment reconciliation and manual posting process, which we believe saves providers time and improves accuracy.

We also provide technology solutions and professional services that enable providers to transform previously written-off government and commercial payer underpayments into realized revenue. Our provider payment integrity services not only help to identify the root cause, but also help to collect and prevent underpayments from happening with audit and recovery services, accounts receivable management, denial and appeals services and performance improvement and prevention.

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

Pharmacy Services Solutions

Prescription Benefits Administration (Payers)

Our prescription solutions provide claims processing and other administrative services for pharmacy payers that are conducted online, in real-time, according to client benefit plan designs and present a cost-effective alternative to an in-house pharmacy claims adjudication system. These offerings also allow payers to directly manage more of their pharmacy benefits and include pharmacy claims adjudication, network and payer administration, client call center service and support, reporting, rebate management, as well as implementation, training and account management.

Claims Management and Adjudication (Providers)

Our pharmacy claims, revenue management and electronic prescribing solutions provide pharmacies and providers with integrated tools for managing efficiency and profitability through claims management, business intelligence and network infrastructure. We believe our pharmacy provider solutions improve pharmacy workflow and customer service, increase operational efficiency and patient safety, and help build pharmacy revenue and customer loyalty.

Payment Posting and Denial Management (Providers)

Our payment posting and denial management solutions offer pharmacies efficient ways to monitor and track remittance and third party payment information, as well as Medicaid and Medicare claim denials, which we believe allows our pharmacy customers to improve their collections.

Customers

We generally provide solutions to our payer, provider and pharmacy customers on either a per transaction, per document, per communication, or per member per month, monthly flat-fee, contingent fee or hourly basis. Our contracts with our payer, provider and pharmacy customers are generally one to three years in term and automatically renew for successive annual terms unless terminated. We also have entered into exclusive or other comprehensive management services agreements with more than 450 of our payer customers under which we provide exclusive or other comprehensive services for certain eligibility and benefits verification and/or claims management services. These comprehensive management services agreements generally have terms of three years and renew automatically for successive annual terms unless terminated.

Payer Services

The payer market is comprised of more than 1,200 payers across four main payer types: Medicare/Medicaid, Blue Cross Blue Shield, fiscal intermediaries and private insurance companies. We are directly connected and provide services to virtually all payers offering electronic transaction connectivity services. We also serve the payer market with payment and remittance distribution, payment integrity and consulting services solutions. For the year ended December 31, 2012, our top ten payer customers represented approximately 13% of our total revenues and no payer customer accounted for more than 3% of our total revenues.

Provider Services

The provider market is comprised of hospitals, physicians, dentists and other healthcare providers, such as lab and home healthcare providers. We currently have contractual or submitter relationships, directly or through channel partners, with approximately 340,000 physicians, 2,700 hospitals, 81,000 dentists and 300 labs. For the year ended December 31, 2012, our top ten provider customers represented approximately 9% of our total revenues and no provider customer accounted for more than 3% of our total revenues.

Pharmacy Services

The pharmacy market is comprised of more than 60,000 chains and independent pharmacies, as well as prescription benefits solutions marketed directly to payers. We are connected and provide services to virtually all pharmacies utilizing electronic transaction connectivity services. For the year ended December 31, 2012, no pharmacy services customer accounted for more than 2% of our total revenues.

Marketing and Sales

Marketing activities for our payer, provider and pharmacy services solutions include direct sales, targeted direct marketing, advertising, tradeshow exhibits and events, customer workshops, web-based marketing activities, e-newsletters and conference sponsorships. We have a dedicated sales force that supports each of our payer, provider and pharmacy services segments. We also deliver certain of our solutions through over 600 channel partner relationships. Our channel partners include physician and dental practice management system and electronic medical record vendors, hospital information system vendors, pharmacy system vendors and other vendors that provide software and services to providers and payers. We integrate our solutions into these channel partners’ software solutions for distribution to their provider customers.

Our Technology

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

Our Industry

Healthcare expenditures are a significant component of the United States economy, representing approximately $2.6 trillion in 2010, or 17.9% of GDP, and are expected to grow at 5.8% per year to $4.6 trillion, or approximately 19.9% of GDP, in 2020. The cost of healthcare administration in the United States is approximately $360 billion per year, or 14% of total healthcare expenditures, and approximately one half of these costs was spent by payers and providers on billing and insurance-related activities. In addition, industry estimates indicate that between $68 billion and $226 billion in healthcare costs are attributable to fraud, waste and abuse each year. The growing need to slow the rise in healthcare expenditures, particularly during the recent period of United States economic weakness, increased financial pressures on payers and providers and public policy initiatives to reduce healthcare administrative inefficiencies should accelerate demand for solutions that simplify the business of healthcare.

Payer and Provider Landscape

Healthcare is generally provided through a fragmented industry of providers that have, in many cases, historically underinvested in administrative and clinical information systems. Within this universe of providers, there are currently over 5,700 hospitals and over 560,000 office-based doctors. Approximately 73% of the office-based doctors are in small physician practices consisting of six or fewer physicians and have fewer resources to devote to administrative and financial matters compared to larger practices. In addition, providers may maintain relationships with 50 or more individual payers, many of which have customized claim requirements and reimbursement procedures. The administrative portion of healthcare costs for providers is expected to continue to expand due in part to the increasing complexity in the reimbursement process and the greater administrative burdens being placed on providers for reporting and documentation relating to the care they provide. These complexities and other factors are compounded by the fact that many providers lack the technological infrastructure and human resources to bill, collect and obtain full reimbursement for their services, and instead rely on inefficient, labor-intensive processes to perform these functions. These manual and paper-based processes are more prone to human error and administrative inefficiencies, often resulting in increased costs and uncompensated care. As a result, providers are expected to continue to seek solutions that automate and simplify the administrative and clinical processes of healthcare.

Administrative burdens on providers also are being impacted by the introduction of increasingly complex rules by government payers to align payments with the appropriate care provided, including the expansion of Medicare diagnosis-related group codes and the implementation of the Recovery Audit Contractor, or “RAC”, program and similar pre- and post-payment review programs. These additional governmental requirements have increased administrative burdens on providers by requiring more detailed classification of patients and care provided in order to receive and retain associated Medicare and Medicaid reimbursement. Further, because we believe there is an increasing number of drug prescriptions authorized by providers and an industry-wide shortage of pharmacists, pharmacists must increasingly be able to efficiently process transactions in order to maximize their productivity and better control prescription drug costs.

Increases in patient financial responsibility for healthcare expenses have put additional pressure on providers to collect payments from the patient at the point of care since more than half of every one percent increase in patient self-pay becomes bad debt. Several market trends have contributed to this growing bad debt problem, including the shift towards high-deductible health plans (“HDHPs”) and consumer-oriented plans (which grew to 13.5 million in January 2012, up from 8.0 million in January 2009 and 6.1 million in January 2008), higher deductibles and co-payments for privately insured individuals and the increasing ranks of the uninsured (48.6 million or 15.7% of the United States population in 2010). The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“PPACA”), contains measures to reduce the number of uninsured individuals, but these provisions do not become effective until 2014.

Payers also are continually exploring new ways to increase administrative efficiencies to drive greater profitability and mitigate the impact of decelerating premium increases, increased governmental requirements and mandated cuts in federal funding to programs such as Medicare Advantage. Payment for healthcare services generally occurs through complex and frequently changing reimbursement mechanisms involving multiple parties. The proliferation of private-payer benefit plan designs and government mandates, such as HIPAA format and data content standards, continue to increase the complexity of the reimbursement process. For example, preferred provider organizations, health maintenance organizations, point of service plans and HDHPs now cover virtually all of employer-sponsored health insurance beneficiaries and are more complex than traditional indemnity plans, which covered 73% of healthcare beneficiaries in 1988. Despite significant consolidation among private payers in recent years, claims systems often have not been sufficiently integrated, resulting in persistently high costs associated with administering these plans.

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

Major steps in this process include:

•

Pre-Care/Medical Treatment: The provider verifies insurance benefits available to the patient, ensures treatment will adhere to medical necessity guidelines and confirms patient personal financial and demographic information. For certain uninsured or underinsured populations, providers also may assist their patients with enrollment in government, charity and community benefit programs for which they may be eligible. Furthermore, in order to receive reimbursement for the care they provide, providers are often required by payers to obtain pre-authorizations before patient procedures or in advance of referring patients to specialists for care. Co-pay and other self-pay amounts are also collected. The provider then treats the patient and documents procedures conducted and resources used.

•

Claims Management/Adjudication: The provider prepares and submits paper or electronic claims to a payer for services rendered directly or through a clearinghouse. Before submission, claims are validated for payer-specific rules and corrected as necessary. The payer verifies accuracy, completeness and appropriateness of the claim and calculates payment based on the patient’s health plan design, out of pocket payments relative to established deductibles and the existing contract between the payer and provider.

•	Payment Distribution: The payer sends a payment and a payment explanation (i.e., remittance advice) to the provider and sends an EOB to the patient.

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

Competition

We compete on the basis of the size and reach of our network, our ability to offer a single-vendor solution, the breadth and functionality of solutions we offer and develop, and our pricing models. While we do not believe any single competitor offers a similarly expansive suite of solutions, our payer, provider and pharmacy services compete with:

•	Healthcare transaction processing companies, including those providing EDI and/or internet based services and those providing services through other means, such as paper and fax;

•

Healthcare information system vendors that support providers and payers and their revenue and payment cycle management and clinical information exchanges processes, including physician and dental practice management, hospital information and electronic medical record system vendors;

•	Large information technology and healthcare consulting service providers;

•

Health insurance companies, pharmacy benefit management companies, hospital management companies and pharmacies that provide or are developing electronic transaction and payment distribution services for use by providers and/or by their members and customers;

•	Healthcare focused print and mail vendors;

•	Financial institutions and payment processors that have invested in healthcare data management assets;

•	Government program eligibility and enrollment services companies; and

•	Payment integrity companies.

We also compete in some cases with alliances formed by our competitors. In addition, certain major software, hardware, information systems and business process outsourcing companies, both with and without healthcare companies as their partners, offer or have announced their intention to offer competitive products or services. Major competitors for our products and/or services include McKesson (RelayHealth) and UnitedHealth Group (OptumInsight), as well as other smaller competitors that typically compete in one or more product and/or service categories.

Recent Industry Trends and Developments

Substantially all of our business is directly or indirectly related to the healthcare industry and is affected by changes in the healthcare industry, including regulatory changes and fluctuations in healthcare spending. The healthcare industry is highly regulated at the federal and state levels and subject to changing political, legislative, regulatory and other influences. Although many regulatory and governmental requirements do not directly apply to our operations, these laws affect the business of our payer, provider and pharmacy customers and the demand for our solutions. We also may be impacted by non-healthcare laws as a result of some of our solutions. For example, laws, regulations and industry standards regulating the banking and financial services industry may impact our operations as a result of the electronic payment and remittance services we offer directly or through third party vendors. For a discussion of the risks and uncertainties affecting our business related to compliance with federal, state and other laws and regulations, see Part I, Item 1A, “Risk Factors” of this Annual Report.

PPACA

PPACA will significantly affect the regulatory environment in which we and our customers operate by changing how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced federal healthcare program spending, increased efforts to link federal healthcare program payments to quality and efficiency and insurance market reforms. For example, PPACA will expand coverage through changes in Medicaid and private sector health insurance and other reforms, including the so-called “individual mandate,” under which individuals generally must obtain, and large employers generally must provide, insurance coverage or pay a penalty. In June 2012, the United States Supreme Court upheld the constitutionality of the individual mandate provisions of PPACA but struck down the provision of the law that would have allowed the United States Department of Health and Human Services (“HHS”) to penalize states that do not implement the Medicaid expansion provisions with the loss of existing federal Medicaid funding. States, therefore, may choose not to implement the Medicaid expansion. As a result, the full impact of PPACA is difficult to predict due to uncertainty regarding how many states will implement the Medicaid expansion, as well as the law’s complexity, lack of implementing regulations or interpretive guidance, remaining or new court challenges and possible amendment or repeal.

Adoption of Healthcare Information Systems

We believe recent federal initiatives to control the rising cost of healthcare through the elimination of administrative and clinical inefficiencies will increase payer and provider adoption of healthcare information systems and increase the demand for our revenue and payment cycle and information exchange solutions. The American Recovery and Reinvestment Act of 2009 (“ARRA”) included approximately $19 billion in federal subsidies that began in 2011 for eligible hospitals and eligible professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. The “meaningful use” standard requires providers to successfully capture and exchange electronic clinical healthcare information, such as electronic prescriptions and lab orders. Beginning in 2015, eligible hospitals and eligible professionals who fail to attest to the meaningful use of EHR technology will face reductions in Medicare payments. In addition to initiatives supporting the meaningful use of EHR technology, federal law also provides for an electronic prescribing incentive program that uses a combination of Medicare incentive payments and payment adjustments to encourage electronic prescribing by eligible professionals. The goal of these initiatives is, in part, to establish the capability to electronically move clinical information among disparate healthcare information systems to help improve patient outcomes.

Some industry reports estimate that the federal government will spend more than $35 billion on promoting healthcare information technology through ARRA over the next decade. In addition, the integration of EHR technology with computerized physician order entry applications, such as electronic prescribing, may promote greater use of electronic transactions. Industry estimates indicate that only approximately 36% of all prescriptions are currently transmitted electronically. As a result, we believe that increasing provider adoption of electronic prescribing will continue to make it one of the fastest growing transaction types in our industry.

Implementation of Electronic Standardized Transactions

A key component of recent healthcare reform initiatives is a focus on reducing inefficiency and increasing quality of care through administrative simplification and the adoption of electronic commerce in the healthcare industry. HIPAA and its implementing regulations mandate format, data content and provider identifier standards for certain electronic healthcare transactions, including claims, enrollment, payment and eligibility inquiries. In addition, PPACA requires the adoption of additional standardized electronic transactions and provides for the creation of operating rules to promote uniformity in the implementation of each standardized electronic transaction. Many of our solutions are designed to assist our customers in complying with these requirements.

Industry sources estimate that the implementation of electronic processing, including electronic processing of claims submissions, eligibility inquiries and requests, claims status requests, payment and remittance transactions, as well as taking other steps to streamline administrative processes, could provide approximately $40 billion annually in administrative cost savings. Payers and providers who are unable to exchange data in the required standard formats can achieve transaction standards compliance by contracting with a clearinghouse like us to translate between standard and non-standard formats. Under

PPACA, payers and service contractors of payers, including, in some cases, us, will be required to certify compliance with these transaction standards to HHS. The compliance date for the certification requirement depends on the type of transaction, with the earliest certification required by December 31, 2013. Our solutions have allowed numerous payers and providers to establish compliance with the transaction standards independently and at different times, reducing transition costs and risks. We continue to work with payers and providers, healthcare information system vendors and other healthcare constituents to implement fully the transaction standards.

False or Fraudulent Claim Laws

Numerous state and federal laws govern various substantive aspects of the healthcare claims submission process for reimbursement and the receipt of payments for healthcare items or services. These laws generally prohibit an individual or entity from knowingly presenting or causing to be presented claims for payment to Medicare, Medicaid or other third party payers that are false or fraudulent. False or fraudulent claims include, but are not limited to, billing for services not rendered, failing to refund known overpayments, misrepresenting actual services rendered in order to obtain higher reimbursement and improper coding and billing for medically unnecessary goods and services. The application of these provisions is very broad and the federal False Claims Act (“FCA”) and state false claims laws provide for significant civil and criminal penalties. In addition, the FCA and some state false claims laws can be enforced by private individuals through “whistleblower” or qui tam actions on behalf of the government. To avoid liability, providers and their contractors must, among other things, carefully and accurately code and submit claims for reimbursement.

Industry estimates indicate that between $68 billion and $226 billion in healthcare costs are attributable to fraud, waste and abuse each year. We believe our historical claims data, combined with our healthcare payment integrity services, positions us to benefit from government proposals to promote cost effective healthcare and reduce fraud, waste and abuse and our customers’ initiatives designed to promote the detection and prevention of improper or fraudulent healthcare payments.

Reductions in Government Healthcare Spending

In recent years, legislative and regulatory changes have limited, and in some cases reduced, the levels of payment that our customers receive for various services under the Medicare, Medicaid and other federal healthcare programs. In some cases, commercial payers base their payment rates on Medicare policy, and therefore, adjustments that negatively impact Medicare payments also may negatively impact payments received by healthcare providers from other payers. PPACA provides for significant federal healthcare program spending reductions through 2019, including reductions in Medicare payments to most healthcare providers and Medicare Advantage plans. In addition to reductions required by PPACA, the Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. Under the BCA, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. The Medicaid program, however, is not included in the reductions. The BCA-mandated spending reductions are being implemented effective April 1, 2013 for the Medicare program and effective March 1, 2013 for other impacted programs. The President and Congress continue to consider deficit reduction measures and other changes to government healthcare programs that could adversely affect our customers and, as a result, our Company.

Our Intellectual Property

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

We use numerous trademarks, trade names and service marks for our solutions. We also rely on a variety of intellectual property rights that we license from third parties. Although we believe that alternative technologies are generally available to replace such licensed intellectual property, these third party technologies may not continue to be available to us on commercially reasonable terms.

We also have several patents and patent applications covering solutions we provide, including software applications. Due to the nature of our applications, we believe that patent protection is less significant than our ability to further develop, enhance and modify our current solutions.

The steps we have taken to protect our copyrights, trademarks, servicemarks and other intellectual property may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property. If this were to occur, it could harm our reputation and adversely affect our competitive position or results of operations.

Our Employees

As of March 1, 2013, we had approximately 3,500 employees. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

ITEM 1A.	RISK FACTORS

Overview

You should consider carefully the specific risks and uncertainties described below, and all information contained in this Annual Report, in evaluating our Company and our business. The occurrence of any of the following risks or uncertainties described below could significantly and adversely affect our business, prospects, financial condition and operating results.

Risks Related to our Business

We face significant competition for our solutions.

The markets for our various solutions are intensely competitive, continually evolving and, in some cases, subject to rapid technological change. We face competition from many healthcare information systems companies and other technology companies within segments of the healthcare information technology and services markets. We also compete with certain of our customers that provide internally some of the same solutions that we offer. Our key competitors include: (i) healthcare transaction processing companies, including those providing EDI, and/or internet-based services and those providing services through other means, such as paper and fax; (ii) healthcare information system vendors that support providers and payers and their revenue and payment cycle management and clinical information exchange processes, including physician and dental practice management, hospital information and electronic medical record system vendors; (iii) large information technology and healthcare consulting service providers; (iv) health insurance companies, pharmacy benefit management companies, hospital management companies and pharmacies that provide or are developing electronic transaction and payment distribution services for use by providers and/or by their members and customers; (v) healthcare focused print and mail vendors; (vi) financial institutions and payment processors that have invested in healthcare data management assets; (vii) government program eligibility and enrollment services companies; and (viii) payment integrity companies. In addition, major software, hardware, information systems and business process outsourcing companies, both with and without healthcare companies as their partners, offer or have announced their intention to offer products or services that are competitive with solutions that we offer.

Within certain of the markets in which we operate, we face competition from entities that are significantly larger and have greater financial resources than we do and have established reputations for success. Other companies have targeted these markets for growth, including by developing new technologies utilizing internet-based systems. We may not be able to compete successfully with these companies and these or other competitors may commercialize products, services or technologies that render our products, services or technologies obsolete or less marketable.

Some of our customers compete with us and some, instead of using a third party provider, perform internally some of the same services that we offer.

Some of our existing customers compete with us or may plan to do so or belong to alliances that compete with us or plan to do so, either with respect to the same solutions we provide to them or with respect to some of our other lines of business. For example, some of our payer customers currently offer — through affiliated clearinghouses, web portals and other means — electronic data transmission services to providers that allow the provider to bypass third party EDI service providers such as us, and additional payers may do so in the future. The ability of payers to replicate our solutions may adversely affect the terms and conditions we are able to negotiate in our agreements with them and our transaction volume with them, which directly relates to our revenues. We may not be able to maintain our existing relationships for connectivity services with payers or develop new relationships on satisfactory terms, if at all. In addition, some of our solutions allow payers and providers to outsource business processes that they have been or could be performing internally and, in order for us to be able to compete, use of our solutions must be more efficient for them than use of internal resources.

If we are unable to retain our existing customers, our business, financial condition and results of operations could suffer.

Our success depends substantially upon the retention of our customers, particularly due to our transaction-based, recurring revenue model. We may not be able to retain some of our existing customers if we are unable to continue to provide solutions that our payer customers believe enable them to achieve improved efficiencies and cost-effectiveness, and that our provider and pharmacy customers believe allow them to more effectively manage their revenue cycle, increase reimbursement rates and improve cash flows. We also may not be able to retain customers if our electronic and/or paper-based solutions contain errors or otherwise fail to perform properly, if our pricing structure is no longer competitive or upon expiration of our contracts. Historically, we have enjoyed high customer retention rates; however, we may not be able to maintain high retention rates in the future. Our transaction-based, recurring revenues depend in part upon maintaining this high customer retention rate, and if we are unable to maintain our historically high customer retention rate, our business, financial condition and results of operations could be adversely impacted.

If we are unable to connect to a large number of payers and providers, our solutions would be limited and less desirable to our customers.

Our business largely depends upon our ability to connect electronically to a substantial number of payers, such as insurance companies, Medicare and Medicaid agencies and pharmacy benefit managers, and providers, such as hospitals, physicians, dentists, laboratories and pharmacies. The attractiveness of some of the solutions we offer to providers, such as our claims management and submission services, depends in part on our ability to connect to a large number of payers, which allows us to streamline and simplify workflows for providers. These connections either may be made directly or through a clearinghouse. We may not be able to maintain our links with a large number of payers on terms satisfactory to us and we may not be able to develop new connections, either directly or through other clearinghouses, on satisfactory terms. The failure to maintain these connections could cause our solutions to be less attractive to our provider customers. In addition, our payer customers view our connections to a large number of providers as essential in allowing them to receive a high volume of transactions and realize the resulting cost efficiencies through the use of our solutions. Our failure to maintain existing connections with payers, providers and other clearinghouses or to develop new connections as circumstances warrant, or an increase in the utilization of direct links between payers and providers, could cause our electronic transaction processing systems to be less desirable to healthcare constituents, which would reduce the number of transactions that we process and for which we are paid, resulting in a decrease in revenues and an adverse effect on our financial condition and results of operations.

The failure to maintain our relationships with our channel partners or significant changes in the terms of the agreements we have with them may have an adverse effect on our ability to successfully market our solutions.

We have entered into contracts with our channel partners to market and sell some of our solutions. Most of these contracts are on a non-exclusive basis. However, under contracts with some of our channel partners, we may be bound by provisions that restrict our ability to market and sell our solutions to potential customers. Our arrangements with some of these channel partners involve negotiated payments to them based on percentages of revenues they generate. If the payments prove to be too high, we may be unable to realize acceptable margins, but if the payments prove to be too low, the channel partners may not be motivated to produce a sufficient volume of revenues. The success of these contractual arrangements will depend in part upon the channel partners’ own competitive, marketing and strategic considerations, including the relative advantages of using alternative products being developed and marketed by them or our competitors. If any of these channel partners are unsuccessful in marketing our solutions or seek to amend the financial or other terms of the contracts we have with them, we will need to broaden our marketing efforts to increase focus on the solutions they sell and alter our distribution strategy, which may divert our planned efforts and resources from other projects. In addition, as part of the packages these channel partners sell, they may offer a choice to their customers between solutions that we supply and similar solutions offered by our competitors or by the channel partners directly. If our solutions are not chosen for inclusion in these packages, the revenues we earn from our channel partner relationships will decrease. Lastly, we could be subject to claims and liability, as a result of the activities, products or services of these channel partners or other resellers of our solutions. Even if these claims do not result in liability to us, investigating and defending these claims could be expensive, time-consuming and result in adverse publicity that could harm our business.

Our business and future success may depend on our ability to cross-sell our solutions.

Our ability to generate revenue and growth partly depends on our ability to cross-sell our solutions to our existing customers and new customers. We expect our ability to successfully cross-sell our solutions will be one of the most significant factors influencing our growth. We may not be successful in cross-selling our solutions because our customers may find our additional solutions unnecessary or unattractive. Our failure to sell additional solutions to existing customers could affect our ability to grow our business.

We have faced and will continue to face increasing pressure to reduce our prices, which may reduce our margins, profitability and competitive position.

As electronic transaction processing further penetrates the healthcare market or becomes highly standardized, competition among electronic transaction processors is increasingly focused on pricing. This competition has placed, and could place further, intense pressure on us to reduce our prices in order to retain market share. If we are unable to reduce our costs sufficiently to offset declines in our prices, or if we are unable to introduce new innovative offerings with higher margins, our results of operations could decline.

In addition, many healthcare industry constituents are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks, such as hospitals, and payer organizations, such as private insurance companies, consolidate, competition to provide the types of solutions we provide will become more intense and the importance of establishing and maintaining relationships with key healthcare industry constituents will become more significant. These healthcare industry constituents have, in the past, and may, in the future, try to use their market power to negotiate price reductions for our solutions. If we are forced to reduce prices, our margins will decrease and our results of operations will decline, unless we are able to achieve corresponding reductions in expenses.

Our ability to generate revenue could suffer if we do not continue to update and improve our existing solutions and develop new ones.

We must improve the functionality of our existing solutions in a timely manner and introduce new and valuable healthcare information technology and service solutions in order to respond to technological and regulatory developments and, thereby, retain existing customers and attract new ones. For example, from time to time, government agencies may alter format and data code requirements applicable to electronic transactions. We may not be successful in responding to technological and regulatory developments and changing customer needs. The pace of change in the markets we serve is rapid, and there are frequent new product and service introductions by our competitors and channel partners who use our solutions in their offerings. If we do not respond successfully to technological and regulatory changes and evolving industry standards, our solutions may become obsolete. Technological changes also may result in the offering of competitive solutions at lower prices than we are charging for our solutions, which could result in our losing sales unless we lower the prices we charge. If we do lower our prices on some of our solutions, we will need to increase our margins on these solutions in order to maintain our overall profitability. In addition, the solutions we develop or license may not be able to compete with the alternatives available to our customers.

Our business will suffer if we fail to successfully integrate acquired businesses and technologies or to appropriately assess the risks in particular transactions.

We have historically acquired and, in the future, plan to acquire, businesses, technologies, services, product lines and other assets. The successful integration of any businesses and assets we acquire into our operations, on a cost-effective basis, can be critical to our future performance. The amount and timing of the expected benefits of any acquisition, including potential synergies, are subject to significant risks and uncertainties. These risks and uncertainties include, but are not limited to, those relating to:

•	our ability to maintain relationships with the customers of the acquired business;

•	our ability to cross-sell solutions to customers with which we have established relationships and those with which the acquired businesses have established relationships;

•	our ability to retain or replace key personnel of the acquired business;

•	potential conflicts in payer, provider, pharmacy, vendor or marketing relationships;

•	our ability to coordinate organizations that are geographically diverse and may have different business cultures; and

•	compliance with regulatory requirements.

We cannot guarantee that any acquired businesses will be successfully integrated with our operations in a timely or cost-effective manner, or at all. Failure to successfully integrate acquired businesses or to achieve anticipated operating synergies, revenue enhancements or cost savings could have an adverse effect on our business, financial condition and results of operations.

Although our management attempts to evaluate the risks inherent in each transaction and to evaluate acquisition candidates appropriately, we may not properly ascertain all such risks and the acquired businesses and assets may not perform as we expect or enhance the value of our company as a whole. Acquired companies or businesses also may have larger than expected liabilities that are not covered by the indemnification, if any, that we are able to obtain from the sellers. Furthermore, the historical financial statements of the companies we have acquired or may acquire in the future are prepared by management of such companies and are not independently verified by our management. In addition, any pro forma financial statements prepared by us to give effect to such acquisitions may not accurately reflect the results of operations of such companies that would have been achieved had the acquisition of such entities been completed at the beginning of the applicable periods. Finally, there are no assurances that we will continue to acquire businesses at valuations consistent with our prior acquisitions or that we will complete acquisitions at all.

Achieving market acceptance of new or updated solutions is necessary in order for them to become profitable and will likely require significant efforts and expenditures.

Our future financial results will depend in part on whether our new or updated solutions receive sufficient customer acceptance. These solutions include, without limitation:

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

Achieving market acceptance for new or updated solutions is likely to require substantial marketing efforts and expenditure of significant funds to create awareness and demand by constituents in the healthcare industry. In addition, deployment of new or updated solutions may require the use of additional resources for training our existing sales force and customer service personnel and for hiring and training additional salespersons and customer service personnel. Failure to achieve broad penetration in target markets with respect to new or updated solutions could have an adverse effect on our business prospects and financial results.

An economic downturn or volatility could have a material adverse effect on our business, financial condition and results of operations.

The United States economy has experienced significant economic uncertainty and volatility during recent years. A weakening of economic conditions could lead to reductions in demand for our solutions. For example, our revenues can be adversely affected by the impact of lower healthcare utilization trends driven by high unemployment and other economic factors. Further, weakened economic conditions or another recession could reduce the amount of income patients are able to spend on healthcare services. As a result, patients may elect to delay or forgo seeking healthcare services, which could further reduce healthcare utilization and our transaction volumes or decrease payer and provider demand for our solutions. Also, high unemployment rates could cause commercial payer membership to decline which also could lessen healthcare utilization and decrease our transaction volumes. In addition, as a result of volatile or uncertain economic conditions, we may experience the negative effects of increased financial pressures on our payer and provider customers. For instance, our business, financial condition and results of operations could be negatively impacted by increased competitive pricing pressure and a decline in our customers’ credit worthiness, which could result in us incurring increased bad debt expense. If we are not able to timely and appropriately adapt to changes resulting from a weak economic environment, our business, results of operations and financial condition may be materially and adversely affected.

There are increased risks of performance problems during times when we are making significant changes to our solutions or to systems we use to provide services. In addition, implementation of our solutions and cost savings initiatives may cost more, may not provide the benefits expected, may take longer than anticipated or may increase the risk of performance problems.

In order to respond to technological and regulatory changes and evolving industry standards, our solutions must be continually updated and enhanced. The software and systems that we sell and use to provide services are inherently complex and, despite testing and quality control, we cannot be certain that errors will not be found in any changes, enhancements, updates and new versions that we market or use. Even if new or modified solutions do not have performance problems, our technical and customer service personnel may have difficulties in installing them or in providing any necessary training and support to customers.

Implementation of changes in our technology and systems may cost more or take longer than originally expected and may require more testing than initially anticipated. While new hardware and software will be tested before it is used in production, we cannot be sure that the testing will uncover all problems that may occur in actual use. If significant problems occur as a result of these changes, we may fail to meet our contractual obligations to customers, which could result in claims being made against us or in the loss of customer relationships. In addition, changes in our technology and systems may not provide the additional functionality or other benefits that were expected.

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

Our data centers and operation centers are essential to our business. Our operations depend on our ability to maintain and protect our computer systems, many of which are located in our primary data centers that we operate in Memphis and Nashville, Tennessee. We have consolidated several satellite data centers to our primary data centers and plan to continue such consolidation. Our business and results of operations are also highly dependent on our print and mail operations, which are primarily conducted in Bridgeton, Missouri and Toledo, Ohio. We conduct business continuity planning and maintain insurance against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment; however, the situations we plan for and the amount of insurance coverage may not be adequate in any particular case. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of our solutions, which could impair or prohibit our ability to provide our solutions, reduce the attractiveness of our solutions to our customers and adversely impact our financial condition and results of operations.

In addition, despite the implementation of security measures, our infrastructure, data centers or systems that we interface with, including the internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks, terrorist attacks or other attacks by third parties or similar disruptive problems. Any of these events can cause system failure, including network, software or hardware failure, which can result in service disruptions or increased response time for our solutions. As a result, we may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by such breaches. The occurrence of any of these events also could disrupt our business and operations or harm our brand and reputation, either of which could adversely affect our financial condition and operating results.

We also rely on a limited number of suppliers and contractors to provide us with a variety of solutions, including telecommunications and data processing services necessary for our transaction services and processing functions and software developers for the development and maintenance of certain software products we use to provide our solutions. If these suppliers do not fulfill their contractual obligations or choose to discontinue their products or services, our business and operations could be disrupted, our brand and reputation could be harmed and our financial condition and operating results could be adversely affected.

We may be liable to our customers and may lose customers if we provide poor service, if our solutions do not comply with our agreements or if our software solutions or transmission systems contain errors or experience failures.

We must meet our customers’ service level expectations and our contractual obligations with respect to our solutions. Failure to do so could subject us to liability, as well as cause us to lose customers. In some cases, we rely upon third party contractors to assist us in providing our solutions. Our ability to meet our contractual obligations and customer expectations may be impacted by the performance of our third party contractors and their ability to comply with applicable laws and regulations. For example, our electronic payment and remittance solutions depend in part on the ability of our vendors to comply with applicable banking, financial service and payment card industry requirements and their failure to do so could cause an interruption in the solutions we provide or require us to seek alternative solutions or relationships.

Errors in the software and systems we provide to customers or use to provide our solutions also could cause serious problems for our customers. In addition, because of the large amount of data we collect and manage, it is possible that hardware failures and errors in our systems would result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers could regard as significant. For example, errors in our transaction processing systems can result in payers paying the wrong amount, making payments to the wrong payee or delaying payments. Since some of our solutions relate to laboratory ordering and reporting and electronic prescriptions, an error in our systems also could result in injury to a patient. If problems like these occur, our customers may seek compensation from us or may seek to terminate their agreements with us, withhold payments due to us, seek refunds from us of part or all of the fees charged under our agreements, request a loan or advancement of funds or initiate litigation or other dispute resolution procedures. In addition, we may be subject to claims against us by others affected by any such problems.

Our activities and the activities of our third party contractors involve the storage, use and transmission of financial and personal health information. Accordingly, security breaches of our or their computer systems or at our print and mail operation centers could expose us to a risk of loss or litigation, government enforcement actions and contractual liabilities. We cannot be certain that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements. Any security breaches also could impact our ability to provide our solutions, as well as impact the confidence of our customers in our solutions, either of which could have an adverse effect on our business, financial condition and results of operations.

We attempt to limit, by contract, our liability for damages arising from our negligence, errors, mistakes or security breaches. However, contractual limitations on liability may not be enforceable or may otherwise not provide sufficient protection to us from liability for damages. We maintain liability insurance coverage, including coverage for errors and omissions. It is possible, however, that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may negatively impact market acceptance of our solutions, including unrelated solutions, or may harm our reputation and our business.

Recent and future developments in the healthcare industry could adversely affect our business.

Almost all of our revenue is either derived from the healthcare industry or could be affected by changes in healthcare spending. The healthcare industry is highly regulated and subject to changing political, legislative, regulatory and other influences. In March 2010, the President signed PPACA into law. PPACA will change how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced Medicare program spending and insurance market reforms. In June 2012, the United States Supreme Court upheld the constitutionality of PPACA except for provisions that would have allowed HHS to penalize states that did not implement the Medicaid expansion provisions of the law with the loss of existing federal Medicaid funding.

PPACA increases health insurance coverage through a number of measures that become effective in 2014, including expanding Medicaid significantly, requiring the establishment of health insurance exchanges to facilitate the purchase of health insurance by individuals and small employers and imposing penalties on individuals who do not obtain health insurance and employers that do not provide health insurance to their employees. Because states may opt out of the Medicaid expansion provisions, how many states will participate or under what terms is not clear. PPACA insurance market reforms include increased dependent coverage, prohibitions on excluding individuals based on pre-existing conditions and mandated minimum medical loss ratios for health plans. In addition, PPACA provides for significant new taxes, including an industry user tax paid by health insurance companies beginning in 2014, as well as an excise tax on health insurers and employers offering high cost health coverage plans. PPACA also imposes significant Medicare Advantage funding cuts and material reductions to Medicare and Medicaid program spending. PPACA further provides for additional resources to combat healthcare fraud, waste and abuse and also requires HHS to adopt additional standards for electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

While many of the provisions of PPACA will not be directly applicable to us, PPACA will affect the business of our payer, provider and pharmacy customers and also will affect the Medicaid programs of the states with which we have contracts. Accordingly, because our customers are required to comply with such laws, we may be impacted as a result of our contractual obligations. For many of these requirements, there is little history of regulatory or judicial interpretation upon which to rely. The provisions of PPACA that are designed to expand health coverage potentially could result in an overall increase in transactions for our business and demand for our solutions; however, our customers may attempt to reduce spending to offset the increased costs associated with meeting the various PPACA insurance market reforms. Likewise, as the Medicare payment reductions and other reimbursement changes impact our customers, our customers may attempt to seek price concessions from us or reduce their use of our solutions. Thus, PPACA may result in a reduction of expenditures by customers or potential customers in the healthcare industry, which could have an adverse effect on our business, financial condition and results from operations. Further, we may experience increased costs from responding to new standardized transaction and implementation rules and our customers’ needs. In addition, several states have announced their intent not to participate in the Medicaid expansion and are considering, or may consider, legislative proposals that could affect our business or that of our customers.

Moreover, there are currently numerous federal, state and private initiatives and studies seeking ways to increase the use of information technology in healthcare as a means of improving care and reducing costs. For example, ARRA included approximately $19 billion in federal subsidies that began in 2011 for eligible hospitals and eligible professionals that adopt and meaningfully use certified EHR technology. These initiatives may result in additional or costly legal or regulatory requirements that are applicable to us and our customers, may encourage more companies to enter our markets, may provide advantages to our competitors and may result in the development of technology solutions that compete with ours. Any such initiatives also may result in a reduction of expenditures by customers or potential customers in the healthcare industry, which could have an adverse effect on our business.

In addition, other general reductions in expenditures by healthcare industry constituents could result from, among other things:

•

government regulation or private initiatives that affect the manner in which providers interact with patients, payers or other healthcare industry constituents, including changes in pricing or means of delivery of healthcare solutions;

•

reductions in governmental funding for healthcare, in addition to reductions required by PPACA, such as reductions resulting from the BCA, which requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs; and

•	adverse changes in business or economic conditions affecting payers, providers, pharmaceutical companies, medical device manufacturers or other healthcare industry constituents.

Even if general expenditures by healthcare industry constituents remain the same or increase, other developments in the healthcare industry may result in reduced spending on information technology and services or in some or all of the specific markets we serve or are planning to serve. In addition, our customers’ expectations regarding pending or potential healthcare industry developments also may affect their budgeting processes and spending plans with respect to the types of solutions we provide. For example, use of our solutions could be affected by:

•	changes in the billing patterns of providers;

•	changes in the design of health insurance plans;

•	changes in the contracting methods payers use in their relationships with providers;

•

decreases in marketing expenditures by pharmaceutical companies or medical device manufacturers, as a result of governmental regulation or private initiatives that discourage or prohibit promotional activities by pharmaceutical or medical device companies; and

•

successful implementation of government programs that streamline and standardize eligibility enrollment processes could result in decreased pricing or demand for our eligibility and enrollment solutions.

The healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur. The timing and impact of developments in the healthcare industry are difficult to predict. Furthermore, we are unable to predict how providers, payers, pharmacies and other healthcare market participants will respond to the various reform provisions contained in PPACA, many of which will not be fully implemented for several years and could be delayed, repealed or blocked. We cannot be sure that the markets for our solutions will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

Government regulation creates risks and challenges with respect to our compliance efforts and our business strategies.

The healthcare industry is highly regulated and subject to changing political, legislative, regulatory and other influences. Many healthcare laws are complex, and their application to specific services and relationships may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information solutions that we provide, and these laws and regulations may be applied to our solutions in ways that we do not anticipate. PPACA and other federal and state proposals to reform or revise aspects of the healthcare industry or to revise or create additional statutory and regulatory requirements could impact our operations, the use of our solutions and our ability to market new solutions, or could create unexpected liabilities for us. We also may be impacted by non-healthcare laws as a result of some of our solutions. For example, laws, regulations and industry standards regulating the banking and financial services industry may impact our operations as a result of the electronic payment and remittance services we offer directly or through third party vendors. We are unable to predict what changes to laws or regulations might be made in the future or how those changes could affect our business or the costs of compliance.

We have attempted to structure our operations to comply with legal requirements applicable to us directly and to our customers and third party contractors, but there can be no assurance that our operations will not be challenged or impacted by enforcement initiatives. Any determination by a court or agency that our solutions violate, or cause our customers to violate, applicable laws or regulations could subject us or our customers to civil or criminal penalties. Such a determination also could require us to change or terminate portions of our business, disqualify us from serving customers who are or do business with government entities or cause us to refund some or all of our service fees or otherwise compensate our customers. In addition, failure to satisfy laws or regulations could adversely affect demand for our solutions and could force us to expend significant capital, research and development and other resources to address the failure. Even an unsuccessful challenge by regulatory authorities or private whistleblowers could result in loss of business, exposure to adverse publicity and injury to our reputation and could adversely affect our ability to retain and attract customers. Laws and regulations impacting our operations include the following:

•

HIPAA Privacy and Security Requirements. There are numerous federal and state laws and regulations related to the privacy and security of personal health information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. We are directly subject to the HIPAA privacy and security regulations as a “Covered Entity” with respect to our operations as a healthcare clearinghouse and, as a result of ARRA, are directly subject to certain provisions of the regulations as a “Business Associate” through our relationships with customers. HHS published a final rule implementing many provisions of ARRA in January 2013, and we must generally comply with this rule by September 23, 2013. We intend to revise our policies and processes to comply with this rule. In addition, we will be required to revise many of our Business Associate agreements with customers and our subcontractors that govern the safeguarding and permitted use and disclosure of protected health information by at least September 23, 2014.

The privacy regulations established under HIPAA also provide patients with rights related to understanding and controlling how their health information is used and disclosed. ARRA imposes strict limitations on certain types of uses and disclosures, such as additional restrictions on marketing communications and the sale of protected health information. To the extent permitted by applicable privacy regulations, ARRA and our contracts with our customers, we may use and disclose protected health information to perform our services and for other limited purposes, such as creating de-identified information, but other uses and disclosures, such as marketing communications, require written authorization from the individual or must meet an exception specified under the privacy regulations. Determining whether data has been sufficiently de-identified to comply with the HIPAA privacy standards and our contractual obligations may require complex factual and statistical analyses and may be subject to interpretation.

If we are unable to properly protect the privacy and security of protected health information entrusted to us, we could be found to have breached our contracts with our customers. Further, if we fail to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties. ARRA also increased the penalties for HIPAA violations and strengthened the enforcement provisions of HIPAA. The HHS final rule released in January 2013 implemented many of these provisions. Accordingly, effective September 23, 2013, HHS has the discretion to impose penalties without being required to attempt to resolve violations through informal means, such as implementing a corrective action plan. In recent years, HHS enforcement activities appear to have increased. For example, HHS conducted a pilot program of HIPAA compliance audits in 2012 and has announced its intent to continue HIPAA compliance audits in 2013. Although we have implemented and maintain policies and processes to assist us in complying with these regulations and our contractual obligations, we cannot provide assurance regarding how these standards will be interpreted, enforced or applied to our operations.

•

Other Privacy and Security Requirements. In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of personal health information and healthcare provider information. Some states also are considering new laws and regulations that further protect the confidentiality, privacy and security of medical records or other types of medical information. In many cases, these state laws are not preempted by the HIPAA privacy standards and may be subject to interpretation by various courts and other governmental authorities. Further, the United States Congress and a number of states have considered or are considering prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the United States.

•

Data Protection and Breaches. In recent years, there have been a number of well-publicized data breaches involving the improper dissemination of personal information of individuals both within and outside of the healthcare industry. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals. In many cases, these laws are limited to electronic data, but states are increasingly enacting or considering stricter and broader requirements. Under ARRA, Covered Entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay but not to exceed 60 days following discovery of the breach by a Covered Entity or its agents. Notification also must be made to HHS and, in certain circumstances involving large breaches, to the media. Business Associates must report breaches of unsecured protected health information to Covered Entities within 60 days of discovery of the breach by the Business Associate or its agents. The January 2013 HHS final rule also changed the standard for determining whether or not a breach of protected health information occurred. Accordingly, effective September 23, 2013, a non-permitted use or disclosure is presumed to be a breach unless the Covered Entity or Business Associate establishes that there is a low probability the protected health information has been compromised. This presumption and revised standard for determining whether a non-permitted use or disclosure constitutes a breach will likely result in a greater number of incidents involving the non-permitted use and disclosure of unsecured protected health information being classified as breaches and, thus, a greater number of required notifications.

In addition, the Federal Trade Commission (“FTC”) has prosecuted certain data breach cases as unfair and deceptive acts or practices under the Federal Trade Commission Act. Further, by regulation, the FTC requires creditors, which may include some of our customers, to implement identity theft prevention programs to detect, prevent and mitigate identity theft in connection with customer accounts. Although Congress passed legislation that restricts the definition of “creditor” and exempts many healthcare providers from complying with this rule, we may be required to apply additional resources to our existing process to assist our affected customers in complying with this rule.

We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with all applicable laws and regulations regarding the protection of this data and properly responding to any security breaches or incidents; however, we cannot be sure that these safeguards are adequate to protect all personal data or assist us in complying with all applicable laws and regulations regarding the protection of personal data and responding to any security breaches or incidents.

•

HIPAA Transaction and Identifier Standards. HIPAA and its implementing regulations mandate format and data content standards and provider identifier standards (known as the National Provider Identifier) that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. As required by PPACA, HHS has established standards that health plans must use by no later than January 1, 2014 for electronic fund transfers with providers and is in the process of establishing operating rules to promote uniformity in the implementation of each type of standardized electronic transaction. Covered Entities were required to comply with operating rules for health plan eligibility and health care claim status transactions by March 1, 2013, and must comply with operating rules for electronic funds transfers and remittance advices transactions by January 1, 2014. PPACA also requires HHS to establish standards for health claims attachment transactions.

In 2012, Covered Entities became required to comply with changes to the formats used for electronic transactions known as Version 5010. Further, HHS has published a final rule adopting updated standard code sets for diagnoses and procedures known as the ICD-10 code sets. The use of the ICD-10 code sets is required by October 1, 2014.

HHS has established a unique health plan identifier that health plans must obtain by November 5, 2014 and that Covered Entities must use to identify health plans in standardized transactions beginning on November 7, 2016. HHS also has established an “other entity identifier” that entities involved in health care transactions that are not health plans, providers or individuals may opt to obtain and use.

Although our systems are capable of transmitting transactions that comply with requirements currently in effect, we will be required to modify our systems to accommodate new requirements. We have been modifying and will continue to modify our systems and processes to prepare for and implement changes to the transaction standards, code sets operating rules and identifier requirements; however, we may not be successful in responding to these changes and any responsive changes we make to our systems and software may result in errors or otherwise negatively impact our service levels. In addition, the compliance dates for ICD-10 code sets, new or modified transaction standards, operating rules and identifiers may overlap, which may further burden our resources.

We also may experience complications related to supporting customers that are not fully compliant with the revised requirements as of the applicable compliance or enforcement date. Some payers and healthcare clearinghouses with which we conduct business interpret HIPAA transaction and ARRA requirements differently than we do or may require us to use legacy formats or include legacy identifiers as they transition to full compliance. For example, we continue to process transactions using legacy identifiers for non-Medicare claims that are sent to us to the extent that the intended recipients have not instructed us to suppress those legacy identifiers. Where payers or healthcare clearinghouses require conformity with their interpretations or require us to accommodate legacy transactions or identifiers as a condition of successful transactions, we seek to comply with their requirements, but may be subject to enforcement actions as a result. We continue to work with payers, providers, practice management system vendors and other healthcare industry constituents to implement the transaction standards and identifier standards. We cannot provide assurance regarding how the Centers for Medicare and Medicaid Services (“CMS”) will enforce the transaction and identifier standards or how CMS will view our practice of accommodating requests to process transactions that include legacy formats or identifiers for non-Medicare claims. Any regulatory change, clarification or enforcement action by CMS that prohibited the processing by healthcare clearinghouses or private payers of transactions containing legacy formats or identifiers could have an adverse effect on our business.

•

Electronic Health Records. ARRA provides for Medicare and Medicaid incentive payments for eligible hospitals and eligible professionals to adopt and meaningfully use EHR technology. Beginning in 2015, eligible hospitals and eligible professionals who fail to attest to the meaningful use of EHR technology will face reductions in Medicare payments. These incentives and the risk of reduced Medicare payments promote the adoption of EHR technology which may impact our business.

•

Anti-Kickback and Anti-Bribery Laws. A number of federal and state laws govern patient referrals, financial relationships with physicians and other referral sources and inducements to providers and patients, including restrictions contained in amendments to the Social Security Act, commonly known as the “federal Anti-Kickback Law.” The federal Anti-Kickback Law prohibits any person or entity from offering, paying, soliciting or receiving, directly or indirectly, anything of value with the intent of generating referrals of patients covered by Medicare, Medicaid or other federal healthcare programs. Violation of the federal Anti-Kickback Law is a felony. The Anti-Kickback Law contains a limited number of exceptions, and the Office of the Inspector

General of HHS has created regulatory safe harbors to the federal Anti-Kickback Law. Activities that comply precisely with a safe harbor are deemed protected from prosecution under the federal Anti-Kickback Law. Failure to meet a safe harbor does not automatically render an arrangement illegal under the Anti-Kickback Law. The arrangement, however, does risk increased scrutiny by government enforcement authorities, based on its particular facts and circumstances. Our contracts and other arrangements may not meet an exception or a safe harbor.

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

•

False or Fraudulent Claim Laws. We provide claims processing and other solutions to providers that relate to, or directly involve, the reimbursement of health services covered by Medicare, Medicaid, other federal healthcare programs and private payers. In addition, as part of our data transmission and claims submission services, we may employ certain edits, using logic, mapping and defaults, when submitting claims to third party payers. Such edits are utilized when the information received from providers is insufficient to complete individual data elements requested by payers.

As a result of these aspects of our business, we may be subject to, or contractually required to comply with, numerous federal and state laws that prohibit false or fraudulent claims. False or fraudulent claims include, but are not limited to, billing for services not rendered, failing to refund known overpayments, misrepresenting actual services rendered, improper coding and billing for medically unnecessary items or services. Some of these laws, including restrictions contained in amendments to the Social Security Act, commonly known as the federal Civil Monetary Penalty Law, require a lower burden of proof than other fraud, waste and abuse laws. Federal and state governments increasingly use the federal Civil Monetary Penalty Law, especially where they believe they cannot meet the higher burden of proof requirements under the various criminal healthcare fraud provisions.

In addition, the FCA and some state false claims laws provide significant civil and criminal penalties for noncompliance and can be enforced by private individuals through “whistleblower” or qui tam actions on behalf of the government alleging that the defendant has defrauded the government. For example, the federal Civil Monetary Penalty Law provides for penalties ranging from $10,000 to $50,000 per prohibited act and assessments of up to three times the amount claimed or received. Further, violations of the FCA are punishable by treble damages and penalties of up to $11,000 per false claim, and whistleblowers may receive a share of amounts recovered. Under PPACA, civil penalties also may now be imposed for the failure to report and return an overpayment made by the federal government within 60 days of identifying the overpayment and also may result in liability under the FCA. Whistleblowers, the federal government and some courts have taken the position that entities that have violated other statutes, such as the federal Anti-Kickback Law, have thereby submitted false claims under the FCA. PPACA clarifies this issue with respect to the federal Anti-Kickback Law by providing that submission of a claim for an item or service generated in violation of the Anti-Kickback Law constitutes a false or fraudulent claim under the FCA. We rely on our customers to provide us with accurate and complete information.

From time to time, constituents in the healthcare industry, including us, may be subject to actions under the FCA or other fraud, waste and abuse provisions, such as the federal Civil Monetary Penalty Law. Errors and the unintended consequences of data manipulations by us or our systems with respect to entry, formatting, preparation or transmission of claim information may be determined or alleged to be in violation of these laws and regulations or could adversely impact the compliance of our customers. Although we believe our editing processes are consistent with applicable reimbursement rules and industry practice, a court, enforcement agency or whistleblower could challenge these practices. In addition, we cannot guarantee that state and federal agencies will regard any billing errors we process as inadvertent or will not hold us responsible for any compliance issues related to claims we handle on behalf of providers and payers. We cannot predict the impact of any enforcement actions under the various false claims and fraud, waste and abuse laws applicable to our operations. Even an unsuccessful challenge of our practices could cause adverse publicity and cause us to incur significant legal and related costs.

•

Financial Services Related Laws and Rules. Financial services and electronic payment processing services are subject to numerous laws, regulations and industry standards. These laws may subject us, our vendors and our customers to liability as a result of our payment distribution and processing solutions. Although we do not act as a bank, we offer solutions that involve banks, or vendors who contract with banks and other regulated providers of financial services. As a result, we may be impacted by banking and financial services industry laws, regulations and industry standards, such as licensing requirements, solvency standards, requirements to maintain the privacy and security of nonpublic personal financial information and Federal Deposit Insurance Corporation deposit insurance limits. In addition, our patient billing and payment distribution and processing solutions may be impacted by payment card association operating rules, certification requirements, state prompt payment laws and other rules governing electronic funds transfers. If we fail to comply with applicable payment processing rules or requirements, we may be subject to fines and changes in transaction fees and may lose our ability to process credit and debit card transactions or facilitate other types of billing and payment solutions. Moreover, payment transactions processed using the Automated Clearing House Network are subject to network operating rules promulgated by the National Automated Clearing House Association and to various federal laws regarding such operations, including laws pertaining to electronic funds transfers, and these rules and laws may impact our billing and payment solutions. Further, our solutions may impact the ability of our payer customers to comply with state prompt payment laws. These laws require payers to pay healthcare claims meeting the statutory or regulatory definition of a “clean claim” within a specified time frame.

•

United States Postal Service Laws and Regulations. Our patient statements and payment services solutions provide mailing services primarily delivered through the United States Postal Service (“USPS”). Although we generally pass these costs through to our customers, postage is the largest component of our costs of operations. Postage rates are dependent on the operating efficiencies of the USPS and legislative and regulatory mandates imposed on the USPS as a result of various fiscal and political factors. Accordingly, new USPS laws or regulations, including changes in the interpretation of existing regulations, changes in the operations of USPS and recent or future rate increases, may negatively impact our business and results of operations. For example, if the recently announced measures taken by the USPS to reduce its operating costs, including the elimination of Saturday delivery, are not effective, additional postage rate increases or other operational changes may occur. We also rely on significant discounts from the basic USPS postage rate structure, which could be changed or discontinued at any time. While we cannot predict the timing or magnitude of such changes, the current economic and political environment is likely to lead to further rate increases and/or changes in the operations, policies and regulatory interpretations of the USPS. Because we may be unable to implement changes mandated by the USPS in our operations or pass future rate increases through to our customers, any failure or alleged failure to comply with applicable laws and regulations, or any adverse applications of, or changes in, the USPS laws and regulations affecting our business, could have a material adverse effect on our operating results and/or financial condition.

Legislative changes may impede our ability to utilize our offshore service capabilities.

In our operations, we have contractors located outside of the United States who may have access to personal health information in order to assist us in performing services for our customers. From time to time, the United States Congress considers legislation that would restrict the transmission of personal health information regarding a United States resident to any foreign affiliate, subcontractor or unaffiliated third party without adequate privacy protections or without providing notice to the identifiable individual of the transmission and an opportunity to opt out. Some of the proposals considered would have required patient consent and imposed liability on healthcare businesses arising from the improper sharing or other misuse of personal health information. Congress also has considered creating a private civil cause of action that would allow an injured party to recover damages sustained as a result of a violation of these proposed restrictions. Furthermore, a number of states have considered, or are in the process of considering, prohibitions or limitations on the disclosure of medical or other personal information to individuals or entities located outside of the United States. If legislation of this type is enacted, our ability to utilize offshore resources may be impeded, and we may be subject to sanctions for failure to comply with the new mandates of the legislation. In addition, the enactment of such legislation could result in such work being performed at a lower margin of profitability, or even at a loss. Further, as a result of concerns regarding the possible misuse of personal health information, some of our customers have contractually limited our ability to use our offshore resources. Use of offshore resources may increase our risk of violating our contractual obligations to our customers to protect the privacy and security of personal health information provided to us, which could adversely impact our reputation and operating results.

Failure by our customers to obtain proper permissions or provide us with accurate and appropriate data may result in claims against us or may limit or prevent our use of data which could harm our business.

We require our customers to provide necessary notices and obtain necessary permissions for the use and disclosure of the information that we receive. If they do not provide necessary notices or obtain necessary permissions, then our use and disclosure of information that we receive from them or on their behalf may be limited or prohibited by state or federal privacy or other laws. Such failures by our customers could impair our functions, processes and databases that reflect, contain or are based upon such data. For example, as part of our claims submission services, we rely on our customers to provide us with accurate and appropriate data and directives for our actions. While we have implemented features and safeguards designed to maximize the accuracy and completeness of claims content, these features and safeguards may not be sufficient to prevent inaccurate claims data from being submitted to payers. In addition, such failures by our customers could interfere with or prevent creation or use of rules, analyses or other data-driven activities that benefit us. Accordingly, we may be subject to claims or liability for inaccurate claims data submitted to payers or for use or disclosure of information by reason of lack of valid notice or permission. These claims or liabilities could damage our reputation, subject us to unexpected costs and adversely affect our financial condition and operating results.

Certain of our solutions present the potential for embezzlement, identity theft or other similar illegal behavior by our employees or contractors with respect to third parties.

Among other things, our solutions include printing and mailing checks and/or facilitating electronic funds transfers for our payer customers and handling mail and payments from payers and from patients for many of our provider customers. These services frequently include handling original checks, payment card information, banking account information and occasionally may include currency. Even in those cases in which we do not facilitate payments or handle original documents or mail, our services also involve the use and disclosure of personal and business information that could be used to impersonate third parties or otherwise gain access to their data or funds. If any of our employees or contractors takes, converts or misuses such funds, documents or data, or we experience a data breach creating a risk of identity theft, we could be liable for damages, and our business reputation could be damaged or destroyed. In addition, we could be perceived to have facilitated or participated in illegal misappropriation of funds, documents or data and, therefore, be subject to civil or criminal liability. Federal and state regulators may take the position that a data breach or misdirection of data constitutes an unfair or deceptive act or trade practice. We also may be required to notify individuals affected by any data breaches. Further, a data breach or similar incident could impact the ability of our customers that are creditors to comply with the federal “red flags” rules, which require the implementation of identity theft prevention programs to detect, prevent and mitigate identity theft in connection with customer accounts.

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

•

compliance and reporting requirements related to, among other things, agency specific policies and regulations, information security, equal employment opportunity, affirmative action for veterans and workers with disabilities and accessibility for the disabled;

•	broad audit rights; and

•

specialized remedies for breach and default, including setoff rights, retroactive price adjustments and civil or criminal fraud penalties, as well as mandatory administrative dispute resolution procedures instead of state contract law remedies.

In addition, certain violations of federal and state law may subject us to having our contracts terminated and, under certain circumstances, suspension and/or debarment from future government contracts. We also are subject to conflict-of-interest rules that may affect our eligibility for some federal, state and local government contracts, including rules applicable to all United States government contracts, as well as rules applicable to the specific agencies with which we have contracts or with which we may seek to enter into contracts.

The protection of our intellectual property requires substantial resources.

We rely upon a combination of trade secret, copyright and trademark laws, license agreements, confidentiality procedures, nondisclosure agreements and technical measures to protect the intellectual property used in our business. The steps we have taken to protect and enforce our proprietary rights and intellectual property may not be adequate. For instance, we may not be able to secure trademark or service mark registrations for marks in the United States or in foreign countries or take similar steps to secure patents for our proprietary applications. Third parties may infringe upon or misappropriate our copyrights, trademarks, service marks and other intellectual property rights. If we believe a third party has misappropriated our intellectual property, litigation may be necessary to enforce and protect those rights, which would divert management resources, would be expensive and may not effectively protect our intellectual property. As a result, if anyone infringes or misappropriates our intellectual property, it may have an adverse effect on our business, financial condition and results of operations.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling certain solutions.

We could be subject to claims that we are misappropriating or infringing intellectual property or other proprietary rights of others. These claims, even if not meritorious, could be expensive to defend and divert management’s attention from our operations. If we become liable to third parties for infringing these rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the solutions or services that use or contain the infringing intellectual property. We may be unable to develop non-infringing solutions or obtain a license on commercially reasonable terms, or at all. We also may be required to indemnify our customers if they become subject to third party claims relating to intellectual property that we license or otherwise provide to them, which could be costly.

A write-off of all or a part of our identifiable intangible assets or goodwill would adversely affect our operating results and reduce our net worth.

We have significant identifiable intangible assets and goodwill, which represent the excess of the total consideration transferred in connection with the Merger and subsequent acquisitions over the estimated fair value of the net assets acquired. As of December 31, 2012, we had $1,730.1 million of identifiable intangible assets and $1,481.9 million of goodwill on our balance sheet, which represented in excess of 85.0% of our total assets. We amortize identifiable intangible assets over their estimated useful lives which range from 1 to 20 years. We also evaluate our goodwill for impairment at least annually. We are not permitted to amortize goodwill under United States generally accepted accounting principles. In the event an impairment of goodwill is identified, a charge to earnings would be recorded. Although it would not affect our cash flow, a write-off in future periods of all or a part of these assets would adversely affect our financial condition and operating results. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Goodwill and Intangible Assets” of this Annual Report.

Our success depends in part on our ability to identify, recruit and retain skilled management, including our executive officers, and technical personnel. If we fail to recruit and retain suitable candidates or if our relationship with our employees changes or deteriorates, there could be an adverse effect on our business.

Our future success depends upon our continuing ability to identify, attract, hire and retain highly qualified personnel, including skilled management, product, technology, sales and marketing personnel, all of whom are in high demand and are often subject to competing offers. In particular, our executive officers are critical to the management of our business. The loss of any of our executive officers could impair our ability to execute our business plan and growth strategy, reduce revenues, cause us to lose customers, or lead to employee morale problems and/or the loss of key employees. Competition for qualified personnel in the healthcare information technology and services industry is intense, and we may not be able to hire or retain a sufficient number of qualified personnel to meet our requirements, or be able to do so at salary, benefit and other compensation costs that are acceptable to us. A loss of a substantial number of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for expansion of our business, could have an adverse effect on our business. In addition, while none of our employees are currently unionized, unionization of our employees is possible in the future. Such unionizing activities could be costly to address and, if successful, likely would adversely impact our operations.

Lengthy sales, installation and implementation cycles for some of our solutions may result in delays or an inability to generate revenues from these solutions.

Sales of certain complex solutions and applications may result in longer sales, contracting and implementation cycles for our customers. These sales may be subject to delays due to customers’ internal procedures for deploying new technologies and processes and implementation may be subject to delays based on the availability of the internal customer resources needed. The use of our solutions also may be delayed due to reluctance to change or modify existing procedures. We are unable to control many of the factors that will influence the timing of the buying decisions of potential customers or the pace at which installation and training may occur. If we experience longer sales, contracting and implementation cycles for our solutions, we may experience delays in generating, or an inability to generate revenue from these solutions, which could have an adverse effect on our financial results.

We may be a party to legal, regulatory and other proceedings that could result in unexpected adverse outcomes.

From time to time, we are a party to legal and regulatory proceedings, including matters involving governmental agencies with whom we do business and other proceedings arising in the ordinary course of business. In addition, there are an increasing number of investigations and proceedings in the health care industry generally that seek recovery under HIPAA, the federal Anti-Kickback Law, the FCA and other statutes and regulations applicable to our business. We also may be subject to legal proceedings under non-healthcare laws affecting our business, such as employment, banking and financial services and USPS laws and regulations. We evaluate our exposure to these legal and regulatory proceedings and establish reserves for the estimated liabilities in accordance with United States generally accepted accounting principles. Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions and accompanying changes in established reserves, could have an adverse impact on our financial results.

Risks Related to our Organization and Structure

We are a holding company and our principal asset is our ownership of equity interests in our subsidiaries; accordingly, we are dependent upon distributions from our subsidiaries to pay any dividends, taxes and any other expenses.

We are a holding company and our principal asset is our ownership of equity interests in our subsidiaries. We have no independent means of generating revenue. We intend to cause our subsidiaries to make distributions to us as the direct or indirect holder of 100% of the equity interests of such subsidiaries in amounts sufficient to make payments in respect of our outstanding indebtedness, including the Term Loan Facility, the Revolving Facility and the Senior Notes, as well as payments required under our tax receivable agreements (as discussed below). To the extent that we need funds and our subsidiaries are unable or otherwise restricted from making such distributions under applicable law or regulation, as a result of the terms in our credit agreements or are otherwise unable to provide such funds, our liquidity and financial condition could be adversely affected.

The amounts we will be required to pay under our tax receivable agreements could be significant and, in certain circumstances, could differ significantly (in both timing and amount) from the underlying tax benefits we actually realize.

The Company is a party to tax receivable agreements which obligate the Company to make payments to certain current and former owners of the Company, including affiliates of Blackstone, Hellman & Friedman and certain members of management, equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from certain previous transactions, including the 2011 Transactions (Blackstone, together with affiliates of Hellman & Friedman and certain current and former members of management, are hereinafter sometimes referred to collectively as the “TRA Members”).

The payments we are required to make under the tax receivable agreements could be substantial. The amount and timing of any payments under the tax receivable agreements will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and the tax rate then applicable. We expect that, assuming no material changes in tax law and that we earn sufficient taxable income to realize the full potential tax benefit, future payments will range from $0.9 million to $69.8 million per year over the next 16 years. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding payments due under the tax receivable agreements. As of December 31, 2012, we expected total payments under the tax receivable agreements of approximately $354.1 million. $126.1 million of this amount, which included the initial fair value of the tax receivable agreement obligations at the time of the Merger plus accretion to date, was reflected as an obligation on the balance sheet at December 31, 2012.

There may be circumstances in which the payments under the tax receivable agreements may differ significantly (in both timing and amount) from the underlying tax benefits we actually realize. Pursuant to the tax receivable agreements, upon a covered change of control, we could be required to make payments that significantly exceed our actual cash tax savings from the tax benefits giving rise to such payments. Moreover, upon a covered change of control or initial public offering, we will have the option to terminate the tax receivable agreements in exchange for a lump-sum payment (based on an assumption that all expected potential tax benefits actually will be realized). In addition, under the tax receivable agreements, the TRA Members will not reimburse us for any payments previously made if such tax benefits are subsequently disallowed, except that excess payments made to the TRA Members will be netted against payments otherwise to be made, if any, after our determination of such excess. As a result, in such circumstances, we could make payments under the tax receivable agreements that are greater than our actual cash tax savings and may not be able to recoup those payments. Any difference between the payments we are required to make under the tax receivable agreements and the underlying tax benefits we actually realize could adversely affect our results of operations and/or our liquidity. Furthermore, because we are a holding company with no operations of our own, our ability to make payments under the tax receivable agreements is substantially dependent on the ability of our subsidiaries to make distributions to us. To the extent that we are unable to make payments under the tax receivable agreements for any reason, such payments will be deferred and will accrue interest until paid.

We are controlled by the Investor Group, whose interests may conflict with ours or our creditors.

We are controlled by the Investor Group, which includes affiliates of Blackstone and Hellman & Friedman. The Investor Group controls the election of our directors and thereby has the power to control our affairs and policies, including the appointment of management. Circumstances may occur in which the interests of the Investor Group could be in conflict with our interests. The Investor Group may have an interest in pursuing acquisitions, divestitures, financing or other transactions, including, but not limited to, the issuance of additional debt or equity and the declaration and payment of dividends, that, in their judgment, could enhance their equity investments, even though such transactions may involve risk to us or to our creditors. Additionally, the Investor Group may make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. For information concerning our arrangements with the Investor Group, including affiliates of Blackstone and Hellman & Friedman, see Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the Senior Credit Facilities or Senior Notes.

As of December 31, 2012, our total debt was $2,068.0 million (before the deduction of unamortized debt discount of $51.3 million), comprised of $1,291.2 million of senior secured indebtedness under our Term Loan Facility, $375.0 million of indebtedness under the 2019 Notes, $375.0 million of indebtedness under the 2020 Notes and $26.9 million of indebtedness under our data sublicense agreement. Additionally, we had $125.0 million of unutilized capacity under our Revolving Facility. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis or on terms satisfactory to us or at all.

Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on the Senior Credit Facilities and the Senior Notes;

•	increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings under our Senior Credit Facilities are at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged; and

•	increasing our cost of borrowing.

Borrowings under our Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness may increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Due to a floor on the floating rate index of 1.25% under the Term Loan Facility, a 0.125% increase in the floating rates on the funded amounts under our Senior Credit Facilities would have had only a negligible impact on our annual cash interest expense. Assuming all revolving loans are drawn under the Revolving Facility, a 0.125% change in the floating rate would result in an additional $0.2 million increase in our annual cash interest expense. In January 2012, we entered into interest rate swaps that involve the exchange of floating for fixed rate interest payments that partially reduced our exposure to interest rate volatility. However, we may not maintain these interest rate swaps as currently structured with respect to our variable rate indebtedness, and any future additional swaps we enter into may not fully mitigate our interest rate risk.

Despite our substantial indebtedness, we may still be able to incur significantly more debt. The incurrence of additional debt could increase the risks associated with our substantial leverage, including our ability to service our indebtedness.

We and our subsidiaries may be able to incur significant additional indebtedness in the future, including additional tranches of term loans, increased commitments under the Revolving Facility or the Term Loan Facility or one or more incremental Revolving Facility tranches. Although the indentures governing the Senior Notes and the credit agreement (the “Senior Credit Agreement”) governing the Senior Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If we incur additional indebtedness or other obligations, the current risks related to our substantial leverage would increase and could have a negative impact on us or our credit ratings.

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

The Senior Credit Agreement and the indentures governing our Senior Notes restrict our ability and the ability of most of our subsidiaries to engage in some business and financial transactions.

The Senior Credit Agreement requires us to comply with certain financial covenants, including a quarterly maximum consolidated first lien net leverage ratio test and a quarterly minimum consolidated cash interest coverage ratio test, which financial covenants will become more restrictive over time. In addition, our Senior Credit Facilities include negative covenants that, among other things and subject to certain significant exceptions, limit our ability and the ability of our restricted subsidiaries to:

•	incur indebtedness or guarantees;

•	incur liens;

•	make investments, loans and acquisitions;

•	consolidate or merge;

•	sell assets, including capital stock of our subsidiaries;

•	pay dividends on our capital stock or redeem, repurchase or retire our capital stock;

•	alter the business we conduct;

•	amend, prepay, redeem or purchase subordinated debt;

•	engage in transactions with our affiliates; and

•	enter into agreements limiting subsidiary dividends and distributions.

Our ability to borrow additional amounts under our Senior Credit Facilities depends upon satisfaction of these and numerous additional covenants related to our financial condition covenants. Events beyond our control can affect our ability to meet these covenants.

The indentures governing our Senior Notes also contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability and the ability of our restricted subsidiaries to:

•	pay dividends on our capital stock or redeem, repurchase or retire our capital stock;

•	incur additional indebtedness or issue certain capital stock;

•	incur certain liens;

•	make investments, loans, advances and acquisitions;

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries;

•	prepay subordinated debt;

•	engage in certain transactions with our affiliates; and;

•	enter into agreements restricting our restricted subsidiaries’ ability to pay dividends.

If we or our restricted subsidiaries engage in certain asset sales, we generally must either invest the net proceeds from such sales in our business within a period of time, prepay certain debt (including indebtedness outstanding under our Senior Credit Facilities) or make an offer to purchase a principal amount of the Senior Notes equal to the excess net proceeds, subject to certain exceptions.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Senior Credit Facilities and the Senior Notes. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, seek additional capital, restructure or refinance our indebtedness, including the Senior Credit Facilities and the Senior Notes, or sell assets. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The Senior Credit Agreement and the indentures governing our Senior Notes restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may not be adequate to meet any debt service obligations then due. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit ratings, which could harm our ability to incur additional indebtedness.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. We lease approximately 178,000 square feet of office space in Nashville, Tennessee, that serves as our corporate headquarters, and such lease is due to expire in October 2018.

In addition to our corporate headquarters, we lease 55,000 total square feet in Nashville, Tennessee that houses a data center and adjoining office space. The initial term on our lease for this space expires in August 2025, and we have the option to extend the lease by two five-year renewal terms. Another primary data center, containing approximately 20,000 square feet of data center space, is located in Memphis, Tennessee, and is subject to a lease agreement due to expire in January 2017.

We also lease approximately 93,000 square feet of office space at a facility in Toledo, Ohio for our provider patient statement operations, which is subject to a lease agreement due to expire in February 2015. In addition, in the first quarter of 2013, we moved certain of our payer distribution services to a new location in Bridgeton, Missouri consisting of approximately 116,000 square feet, which is subject to a lease agreement due to expire in November 2023.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are an indirect wholly owned subsidiary of Parent, which in turn is wholly owned by the Investor Group. Accordingly, there is no public trading market for our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and related notes included in this Annual Report.

The following table sets forth our selected historical consolidated financial data at the dates and for the periods indicated. The selected historical consolidated financial data as of December 31, 2012 and 2011, and for the year ended December 31, 2012, for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 and for the year ended December 31, 2010 presented in this table, have been derived from the historical audited consolidated financial statements included in this Annual Report. The selected historical consolidated financial data as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2010, 2009 and 2008 presented in this table have been derived from our historical audited consolidated financial statements not included in this Annual Report.

On November 2, 2011, Merger Sub merged with and into Emdeon, which resulted in a change in basis of the Company’s assets and liabilities. Periods prior to the Merger and this change in basis are referred to as “Predecessor” and periods after the Merger are referred to as “Successor.” As a result of the Merger and the resulting change in basis of the Company’s assets and liabilities, the Predecessor and Successor period financial data is not comparable.

	Successor		Predecessor
	Fiscal Year Ended December 31, 2012	November 2, 2011 through December 31, 2011	January 1, 2011 through November 1, 2011	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008
			(In thousands)
Statement of Operations Data:(1)
Revenues	$1,178,271	$190,384	$929,264	$1,002,152	$918,448	$853,599
Costs and expenses:
Cost of operations	731,525	117,421	572,541	612,367	562,636	541,138
Development and engineering	31,794	5,153	26,090	30,638	30,539	22,391
Sales, marketing, general and administrative	142,186	21,778	111,463	116,947	118,996	100,952
Depreciation and amortization	187,225	29,094	128,761	124,721	105,321	97,864
Accretion	8,666	2,459	—	—	—	—
Transaction related costs	1,250	17,857	66,625	—	—	—

Total costs and expenses	1,102,646	193,762	905,480	884,673	817,492	762,345

Operating income (loss)	75,625	(3,378)	23,784	117,479	100,956	91,254
Interest expense, net	172,253	29,343	43,201	61,017	70,171	70,754
Loss on extinguishment of debt	21,853	—	—	—	—	—
Other	—	(5,843)	(8,036)	(9,284)	(519)	—

Income (loss) before income taxes	(118,481)	(26,878)	(11,381)	65,746	31,304	20,500
Income tax provision	(40,146)	(10,185)	8,201	32,579	17,301	8,567

Net income (loss)	(78,335)	(16,693)	(19,582)	33,167	14,003	11,933
Net income attributable to noncontrolling interest	—	—	5,109	13,621	4,422	2,702

Net income (loss) attributable to Emdeon Inc.	$(78,335)	$(16,693)	$(24,691)	$19,546	$9,581	$9,231

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:(1)
Cash and cash equivalents	$31,763	$37,925	$99,188	$211,999	$71,478
Total assets	3,767,888	3,832,067	2,491,565	2,229,413	2,000,279
Total debt(2)	2,016,722	1,961,108	946,243	840,682	825,230
Tax receivable obligations to related parties(3)	126,142	117,810	142,279	142,044	—
Total equity	$1,032,151	$1,103,789	$1,055,288	$979,869	$878,153

(1)	As a result of our history of business combinations, our financial position and results of operations may not be comparable for each of the periods presented.
(2)	Our debt at December 31, 2012, 2011 and 2010 is reflected net of unamortized debt discount of approximately $51.3 million, $58.5 million and $42.6 million, respectively, related to original loan fees and purchase accounting adjustments to discount the debt to fair value. Total debt as of December 31, 2012, 2011 and 2010 includes an obligation of approximately $26.9 million, $30.6 million and $40.3 million, respectively related to our data sublicense agreement.
(3)	In connection with the Merger, the tax receivable obligation to related parties was recorded at fair value with future payments expected to total $354.1 million. In the Predecessor periods, the liability was recorded at total expected payments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report. Some of the statements in the following discussion are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Annual Report.

As a result of the 2011 Transactions and the change in basis of the Company’s assets and liabilities, periods prior to the 2011 Transactions are referred to as “Predecessor” and periods after the 2011 Transactions are referred to as “Successor”.

Overview

We are a leading provider of revenue and payment cycle management and clinical information exchange solutions connecting payers, providers and patients in the U.S. healthcare system. Our solutions integrate and automate key business and administrative functions of our payer and provider customers throughout the patient encounter, including pre-care patient eligibility and benefits verification and enrollment, clinical information exchange, claims management and adjudication, payment integrity, payment distribution, payment posting and denial management and patient billing and payment processing. Our customers are able to improve efficiency, reduce costs, increase cash flow and more efficiently manage the complex revenue and payment cycle and clinical information exchange processes by using our comprehensive suite of solutions.

During 2012, we delivered our solutions and operated our business in three business segments: (i) payer services, which provides solutions to commercial insurance companies, third party administrators and governmental payers; (ii) provider services, which provides solutions to hospitals, physicians, dentists and other healthcare providers, such as labs and home healthcare providers; and (iii) pharmacy services, which provides solutions to pharmacies, pharmacy benefit management companies, government agencies and other payers. Through our payer services segment, we provide payment cycle solutions, both directly and through our network of channel partners, that help simplify the administration of healthcare related to insurance eligibility and benefits verification, claims management, payment integrity and claims and payment distribution. Additionally, we provide consulting services through our payer services segment. Through our provider services segment, we provide revenue cycle management solutions, patient billing and payment services, government program eligibility and enrollment services and clinical information exchange capabilities, both directly and through our channel partners, that simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow. Through our pharmacy services segment, we provide electronic prescribing and other electronic solutions to pharmacies, pharmacy benefit management companies and government agencies related to prescription benefit claim filing, adjudication and management.

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

Part of our strategy also includes the development and introduction of new solutions. Our new and updated solutions are likely to require us to incur development and engineering expenditures and related sales and marketing costs at levels greater than recent years’ expenditures in order to successfully develop and achieve market acceptance of such solutions. We also may acquire, or enter into agreements with third parties to assist us in providing, new solutions. For example, we offer our electronic payment solutions through banks or vendors who contract with banks and other financial service firms. The costs of these initiatives or the failure to achieve broad penetration in target markets with respect to new or updated solutions may negatively affect our results of operations and margins. Because newly introduced solutions generally will have lower margins initially as compared to our existing and more mature solutions, our margins and margin growth may be adversely affected on a percentage basis until these new solutions achieve scale and maturity.

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

We also expect to continue to be affected by general economic, regulatory and demographic factors affecting the healthcare industry. For several years, there has been pricing pressure in our industry, which has led and is expected to continue to lead to reduced prices for the same services. We have sought in the past and will continue to seek to mitigate pricing pressure by providing additional value-added solutions, increasing the volume of solutions we provide and managing our costs. In addition, significant changes in regulatory schemes, such as HIPAA, ARRA, PPACA and other federal healthcare policy initiatives, impact our customers’ healthcare activities and generally result in increased operating costs and capital expenditures for us. In particular, we believe the PPACA will significantly affect the regulatory environment in which we and our customers operate by changing how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced federal healthcare program spending, increased efforts to link federal healthcare program payments to quality and efficiency and insurance market reforms. Also, changes in federal and state reimbursement patterns and rates can impact the revenues in certain of our business lines, particularly our government program eligibility and enrollment solutions.

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

Recent Developments

We reorganized our segments as payer services, revenue cycle solutions, ambulatory services and pharmacy services effective January 1, 2013. This discussion and analysis with respect to past periods reflects our segments as managed during the periods presented.

Our Revenues and Expenses

We generate most of our revenue by using technology solutions to provide services to our customers that automate and simplify business and administrative functions for payers, providers and pharmacies, generally on either a per transaction, per document, per communication, per member per month, monthly flat-fee, contingent fee or hourly basis.

Cost of operations consists primarily of costs related to services we provide to customers and costs associated with the operation and maintenance of our networks. These costs include postage and materials costs related to our patient statements and payment services, rebates paid to our channel partners and data communications costs, all of which generally vary with our revenues and/or volumes and are discussed in the following four paragraphs. Cost of operations also includes personnel costs associated with production, network operations, customer support and other personnel, facilities expenses and equipment maintenance, some of which can vary less directly with our revenue and/or volumes due to the fixed or semi-fixed nature of these expenses.

The largest component of our cost of operations is currently postage which is incurred in our patient statements and payment services businesses and which is also a component of our revenue in those businesses. Our postage costs increase as our patient statements and payment services volumes increase and also when the USPS increases postage rates. U.S. postage rate increases, while generally billed as pass-through costs to our customers, affect our cost of operations as a percentage of revenue. In prior years, we have offset the impact of postage rate increases through cost reductions from efficiency measures, including data communication expense reductions and production efficiencies. Though we plan to continue our efficiency measures, we may not be able to offset the impact of postage rate increases in the future and, as a result, cost of operations as a percentage of revenue may increase if postage rate increases continue. Although the USPS historically has increased postage rates annually in most recent years, including January 2013, the frequency and nature of such increases may not occur as regularly in the future.

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

Sales, marketing, general and administrative expense (excluding corporate expense described in the next paragraph) consists primarily of personnel costs associated with our sales, account management and marketing functions and management and administrative services related to the operations of our business segments. We will likely invest more in sales and marketing in the future to further promote our new and existing solutions.

Our corporate expense relates to personnel and other costs associated with management, administrative, finance, human resources, legal, marketing, public and investor relations, compliance and other corporate service functions, as well as professional services, costs incurred in connection with acquisitions, costs incurred in connection with the 2011 Transactions, accretion expense under our tax receivable agreement obligations, certain facilities costs, insurance, regulatory compliance and other expenses related to our overall business operations.

Our development and engineering expense, sales, marketing, general and administrative expense and corporate expense, while related to our current operations, also are affected and influenced by our future plans including the development of new solutions, business strategies and enhancement and maintenance of our infrastructure.

Our depreciation and amortization expense is related to depreciation of our property and equipment, including technology assets, and amortization of intangible assets acquired and recorded in conjunction with acquisition method accounting. As a result, the amount of depreciation and amortization expense is affected by the level of our recent investment in property and equipment and the level of our recent acquisition activity. Additionally, as described under “Significant Items Affecting Comparability-Effect of the 2011 Transactions” below, our depreciation and amortization expense increased significantly subsequent to and as a result of acquisition method adjustments in connection with the 2011 Transactions.

Our interest expense consists principally of cash interest associated with our long-term debt obligations and non-cash interest associated with the amortization of borrowing costs and discounts related to debt issuance. Prior to the 2011 Transactions, interest expense also included cash interest on our prior interest rate swap agreement and non-cash interest related to discontinued cash flow hedges and changes in the fair value of our prior interest rate swap agreement during periods when the prior interest rate swap agreement was not subject to hedge accounting. Additionally, as described under “Significant Items Affecting Comparability — Effect of the 2011 Transactions” below, our interest expense increased significantly subsequent to and as a result of the additional debt incurred to help finance the 2011 Transactions. If market interest rates on the variable portion of our long-term debt increase in the future, our interest expense may increase. Accordingly, as described in “Significant Items Affecting Comparability — Interest Rate Swaps”, we executed three new interest rate swap agreements in January 2012 to reduce the variability of interest payments associated with our new Term Loan Facility.

Our income taxes consist of federal and state income taxes. These amounts include current income taxes payable, as well as income taxes for which the payment is deferred to future periods and dependent on the occurrence of future events. Our income tax expense may vary from the expense that would be expected based on statutory rates due principally to our organizational structure and differences in the book and tax basis of our investment in EBS Master LLC (“EBS Master”). The recognition of valuation allowances related to certain net operating loss carryovers also can affect our income tax expense. For additional information, see the discussion of income taxes in the section “Significant Items Affecting Comparability-Income Taxes”.

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

Effect of the 2011 Transactions

The 2011 Transactions have had and are expected to continue to have a significant effect on our financial condition and results of operations. These significant effects include those related to acquisition method adjustments, additional debt, 2011 Transactions related costs and income tax effects.

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

•

Reduction in the carrying value of our tax receivable agreement obligations to fair value. For periods prior to the Merger, our tax receivable agreement obligations were reported at the amount that was both probable of payment and reasonably estimable. In connection with the Merger, we were required to adjust these obligations to their fair value. Our tax receivable agreement obligations fair value reflects three significant factors that were not previously considered in the carrying value: (i) the impact of a restructuring, effective December 31, 2011, to simplify our corporate structure, (ii) the exchange of units of EBS Master (“EBS Units”) for cash or stock of Parent and (iii) discounting of the tax receivable agreement obligations for the time value of money. The effect of these additional factors resulted in a significant increase in the total payments due under the tax receivable agreements. We currently expect the cumulative payments to total $354.1 million. After discounting the obligations for the time value of money, however, the fair value of the obligations at the time of the Merger was $115.0 million. As a result, our consolidated statement of operations for periods following the Merger will reflect accretion expense to adjust the fair value of our tax receivable agreement obligations to the total expected payments. Such accretion expense for the year ended December 31, 2012 and for the period from November 2, 2011 to December 31, 2011 totaled approximately $8.7 million and $2.5 million, respectively.

•

Reduction to fair value of our deferred revenue related to outstanding products and services to be provided in periods following the Merger. In connection with the Merger, we reduced our deferred revenue to the amount attributable to our remaining contractual obligations at the time of the Merger. As a result of this reduction, our revenue in periods following the Merger will be reduced, as compared to what would have been recognized without this adjustment. This reduction of revenue for the year ended December 31, 2012 and for the period from November 2, 2011 to December 31, 2011 was approximately $4.9 million and $2.2 million, respectively.

Additional Debt

In connection with the 2011 Transactions, we borrowed an aggregate of approximately $2.0 billion, a portion of which was used to repay all amounts due under our prior credit agreements and interest rate swap agreement and to help finance the Merger. As a result of this additional debt, our interest expense in periods following the Merger has been, and will be, substantially greater than amounts reported in periods prior to the Merger.

2011 Transactions Related Costs

In connection with the 2011 Transactions, we also incurred certain nonrecurring charges that have been included within transaction related costs in our consolidated statement of operations. Transaction related costs for the respective periods are presented below (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2012	November 2 through December 31, 2011	January 1, 2011 through November 1, 2011
Accelerated vesting of equity compensation	$—	$—	$35,285
Professional and other advisory fees	—	—	27,573
Expenses incurred in connection with the refinancing of existing debt	1,250	16,857	—
Transaction-related bonuses and severance	—	1,000	3,767

Total	$1,250	$17,857	$66,625

Income Tax Effects

In connection with the 2011 Transactions, all EBS Units that were not previously controlled by us were exchanged for cash, or cash and shares of Parent. Additionally, effective December 31, 2011, we simplified our corporate structure. These transactions resulted in additional basis in our assets and will impact income tax expense and cash payments for income taxes in subsequent periods. Pursuant to our tax receivable agreement obligations, however, 85% of such tax savings must be paid to the parties to our tax receivable agreements.

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

Date	Business	Description	Affected Segment

January 2010	Future Vision Investment Group, L.L.C. (“FVTech”)	Electronic data conversion and management solutions	Provider; Payer
March 2010	Healthcare Technology Management Services, Inc. (“HTMS”)	Consulting solutions	Payer
April 2010	Data Rights	Acquired certain additional rights to specified uses of data	N/A
June 2010	Chapin Revenue Cycle Management, LLC (“Chapin”)	Accounts receivable denial and recovery services	Provider
October 2010	Chamberlin Edmonds & Associates, Inc. (“CEA”)	Government program eligibility and enrollment services	Provider
May 2011	EquiClaim, LLC (“EquiClaim”)	Technology-enabled provider of healthcare audit and recovery solutions	Payer
May 2012	TC3 Health, Inc. (“TC3”)	Technology-enabled provider of cost containment and payment integrity solutions	Payer

For certain of our prior acquisitions, we agreed to transfer additional consideration to the sellers of the acquired businesses in the event that specified performance measures are achieved. United States generally accepted accounting principles generally require us to recognize the initial fair value of the expected amount to be paid under such contingent consideration arrangements as a component of the total consideration transferred. Subsequent changes in the fair value of the amounts expected to be paid, however, are generally required to be recognized as a component of net income. Such changes in fair value may occur based on changes in the expected timing or amount of payments or the effect of discounting the liability for the time value of money. We recognized an increase in pretax income of $2.2 million, $3.6 million and $5.8 million in the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 and the year ended December 31, 2010, respectively, related to changes in fair value of contingent consideration related to acquisitions.

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

Income Taxes

Our blended statutory federal and state income tax rate ranges from 37% to 40%. Our effective income tax rate, however, is affected by several factors. The following table and subsequent commentary reconciles our federal statutory rate to our effective income tax rate and the subsequent commentary describes the more significant of the reconciling factors:

	Successor		Predecessor
	Fiscal Year end December 31, 2012	November 2 through December 31, 2011	January 1 through November 1, 2011	Fiscal Year end December 31, 2010
Statutory U.S. federal tax rate	35.00%	35.00%	35.00%	35.00%
State income taxes (net of federal benefit)	(2.95)	3.68	52.49	2.78
Meals and entertainment	(0.29)	(0.65)	(3.36)	0.63
2011 Transactions related costs	—	(0.49)	(34.77)	—
Other	(0.05)	(0.64)	1.54	(1.38)
Tax credits	0.16	0.53	11.14	(0.63)
Equity compensation	—	—	(62.26)	2.06
Non-timing basis differences	0.19	0.37	(89.58)	12.49
Noncontrolling interest	—	—	15.71	(7.20)
Domestic production activities	2.85	—	—	—
Uncertain tax positions	(1.23)	—	—	—
Foreign loss not benefited	0.20	0.09	2.03	(0.34)
Return to provision adjustments	—	—	—	1.34
Change in valuation allowance	—	—	—	4.80

Effective income tax rate	33.88%	37.89%	(72.06)%	49.55%

Equity compensation — Prior to the Company’s August 2009 initial public offering (“IPO”), certain members of our senior management team and board of directors held profits interest in EBS Master which had only a nominal, if any, value at the date they were originally granted. Because of this nominal value, each of the profits interest holders made an election to pay income taxes based on the fair value of the profits interest on the grant date. As a result, while the Company recognized compensation expense related to these awards as they vested, the Company received no tax deduction related to these awards.

Non-timing basis differences — Due to our organizational structure prior to the 2011 Transactions, certain items, including a portion of our equity compensation, other comprehensive income and income of corporate consolidated subsidiaries of EBS Master, affected our book basis in EBS Master without similarly affecting our tax basis in EBS Master. In the case of our corporate consolidated subsidiaries, the Company recognized income tax expense both at the subsidiary and the parent company level for the same income (once as it was earned at the subsidiary level and once as a result of the tax effect of the difference in tax and book basis of the limited liability company which controlled those corporate subsidiaries). As a result, in periods prior to the 2011 Transactions, our effective income tax rates were impacted by these matters. In connection with the 2011 Transactions, our organizational structure was simplified and, as a result, we expect the impact of these factors to be less than prior to the 2011 Transactions.

Noncontrolling interest — Prior to the 2011 Transactions, a portion of the interests of EBS Master were held by entities not under our control. Accordingly, we historically recognized income tax expense only for the portion of the income generated by EBS Master that was attributable to us. In connection with the 2011 Transactions, EBS Master became a wholly owned subsidiary of the Company.

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

State Income Taxes — Our effective tax rate for state income tax was impacted by changes in our uncertain tax positions, valuation allowances, regulatory environment and apportionment. During the period from January 1, 2011 to November 1, 2011, we recognized an income tax benefit of approximately $8.0 million related to an interpretive change by regulatory authorities in the state of Tennessee.

Stock-Based and Equity Compensation Expense

In connection with the 2011 Transactions, the Company’s then outstanding stock options, EBS Units and restricted stock units under various equity compensation programs, including the 2009 Equity Incentive Plan (the “2009 Plan”), became fully vested immediately prior to the closing of the Merger and were settled in cash, canceled or, for certain members of senior management, exchanged for new options of Parent common stock (the “Rollover Options”). Except for the Rollover Options, each option holder received an amount in cash, without interest and less applicable withholding taxes, equal to $19.00 less the exercise price of each option. Additionally, each EBS Unit and restricted stock unit holder received $19.00 in cash, without interest and less applicable withholding taxes.

Parent assumed the 2009 Plan in connection with the 2011 Transactions by adopting the Beagle Parent Corp. Amended and Restated 2009 Equity Incentive Plan (the “Parent Equity Plan”). Pursuant to the Parent Equity Plan, 125,718 shares of Parent common stock have been reserved for the issuance of equity awards to employees, directors and consultants of Parent and its affiliates.

During 2012, Parent granted 113,595 options to certain employees and directors to purchase shares of Parent common stock under the Parent Equity Plan. Grants under the Parent Equity Plan consist of one, or a combination, of time-vested options and/or performance-based options. In each case, the options are subject to certain call rights by Parent in the event of termination of service by the option holder and put rights by the option holder or his/her beneficiaries in the event of death or disability.

Related to the equity arrangements described above, we incurred equity compensation expense of $6.8 million, $0.0 million, $54.8 million (including $35.3 associated with the acceleration of vesting of equity based awards) and $17.6 million for the year ended December 31, 2012, for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 and for the year ended Decembers 31, 2010, respectively.

Interest Rate Swaps

We manage economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into interest rate swap agreements to manage exposures that arise from business activities which result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our interest rate swap agreements are used to manage differences in the amount, timing and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings.

The financial statement effects of our interest rate swap agreements vary based on whether the agreements are designated as a hedge of future cash flows. Beginning in the fourth quarter of 2010, our prior interest rate swap agreement was not designated as a hedge, and as such, interest expense for the period from January 1, 2011 to November 1, 2011 and for the year ended December 31, 2010 was reduced by $8.0 million and $3.9 million, respectively, due to changes in the fair value of this interest rate swap agreement. In connection with the 2011 Transactions, we terminated this interest rate swap agreement and no interest rate swap agreement was in place for the period from November 2, 2011 to December 31, 2011.

In January 2012, we executed three new interest rate swap agreements to reduce the variability of interest payments associated with the Term Loan Facility. For the year ended December 31, 2012, our interest rate swap agreements were designated as cash flow hedges so that changes in the fair value of the interest rate swap agreements were included within other comprehensive income.

Amendments of the Senior Credit Agreement

In April 2012, we amended the Senior Credit Agreement to reprice the Senior Credit Facilities and borrow $80.0 million of additional term loans for general corporate purposes, including acquisitions. The amendments to the Senior Credit Agreement resulted in a loss on extinguishment of debt of $21.9 million and other expenses related to fees paid to third parties of $3.6 million during the year ended December 31, 2012. As a result of these amendments, the LIBOR-based interest rate applicable to the Senior Credit Facilities paid by the Company was generally reduced by 175 basis points.

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

The following discussion of critical accounting estimates is not intended to be a comprehensive list of all of our accounting policies that require estimates and highlights only those policies that involve estimates that we believe entail a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and financial condition.

The discussion that follows presents information about our critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate:

Revenue Recognition

We generate most of our revenue by using technology solutions to provide services to our customers that automate and simplify business and administrative functions for payers, providers and pharmacies, generally on either a per transaction, per document, per communication, per member per month, monthly flat-fee, contingent fee or hourly basis.

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

Cash receipts or billings in advance of revenue recognition are recorded as deferred revenues in our consolidated balance sheets.

We exclude sales and use tax from revenue in our consolidated statements of operations.

Business Combinations

We recognize the consideration transferred (i.e. purchase price) in a business combination, as well as the acquired business’ identifiable assets, liabilities and noncontrolling interests at their acquisition date fair value. The excess of the consideration transferred over the fair value of the identifiable assets, liabilities and noncontrolling interest, if any, is recorded as goodwill. Any excess of the fair value of the identifiable assets acquired and liabilities assumed over the consideration transferred, if any, is generally recognized within earnings as of the acquisition date. To the extent that our initial accounting for a business combination is incomplete at the end of a reporting period, provisional amounts are reported for those items which are incomplete. We retroactively adjust such provisional amounts as of the acquisition date once new information is received about facts and circumstances that existed as of the acquisition date.

The fair value of the consideration transferred, assets, liabilities and noncontrolling interests is estimated based on one or a combination of income, cost or market approaches as determined based on the nature of the asset or liability and the level of inputs available to us (i.e., quoted prices in an active market, other observable inputs or unobservable inputs). With respect to assets, liabilities and noncontrolling interest, the determination of fair value requires management to make subjective judgments as to projections of future operating performance, the appropriate discount rate to apply, long-term growth rates, etc. The effect of these judgments then impacts the amount of the goodwill that is recorded and the amount of depreciation and amortization expense to be recognized in future periods related to tangible and intangible assets acquired.

With respect to the consideration transferred, certain of our acquisitions include contingent consideration, the fair value of which is generally required to be measured each quarter until resolution of the contingency. In addition to the judgments applicable to valuing intangible and intangible assets, the determination of the fair value of the attainment of certain specified financial performance measures requires management to make subjective judgments as to the probability and timing of the attainment of certain specified financial performance measures. The determination of the fair value of the contingent consideration is particularly sensitive to judgments relative to the probability of achieving the specified financial performance measures.

Goodwill and Intangible Assets

Goodwill and intangible assets from our acquisitions are accounted for using the acquisition method of accounting. Intangible assets with definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets generally as follows:

Customer relationships	10 to 20 years
Trade names	3 to 20 years
Data sublicense agreement	6 years
Non-compete agreements	3 to 5 years
Backlog	1 to 2 years

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

We assess our goodwill for impairment annually (as of October 1 of each year) or whenever significant indicators of impairment are present. We first assess whether we can reach a more likely than not conclusion that goodwill is not impaired via qualitative analysis alone. To the extent, such a conclusion cannot be reached based on a qualitative assessment alone, we (using the assistance of a valuation specialist as appropriate) compare the fair value of each reporting unit to its associated carrying value. If the fair value of the reporting unit is less than the carrying value, then a hypothetical acquisition method allocation is performed to determine the amount of the goodwill impairment to recognize.

We have historically identified our payer, provider, and pharmacy operating segments as our reporting units. We estimate the fair value of our reporting units using a methodology that considers both income and market approaches. Specifically, for 2012, we estimated fair value of our reporting units based on the weighted average of fair value measures estimated under the income and market approaches.

Each approach requires the use of certain assumptions. The income approach requires management to exercise judgment in making assumptions regarding the reporting unit’s future income stream, a discount rate and a constant rate of growth after the initial five year forecast period utilized. These assumptions are subject to change based on business and economic conditions and could materially affect the indicated values of our reporting units. For example, a 100 basis point increase in our selected discount rate would result in a decrease in the indicated value of our payer, provider and pharmacy reporting units of approximately $87.0 million, $120.0 million and $32.0 million, respectively. However, as the indicated fair value of each reporting unit exceeded their respective carrying values in the most recent annual impairment test by approximately $149.0 million, $348.0 million and $70.0 million, respectively, we do not believe that any of our reporting units are at risk of failing step one of our annual impairment test.

The market approach requires management to exercise judgment in its selection of guideline companies, as well in its selection of the most relevant transaction multiple. Guideline companies selected are comparable to us in terms of product or service offerings, markets and/or customers, among other characteristics.

Income Taxes

We record deferred income taxes for the tax effect of differences between book and tax bases of our assets and liabilities, as well as differences related to the timing of recognition of income and expenses.

Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, reversing taxable temporary differences, unsettled circumstances that, if unfavorably resolved would adversely affect utilization of our deferred tax assets, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

We recognize tax benefits for uncertain tax positions at the time that we conclude the tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. The benefit, if any, is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, upon resolution through negotiation or litigation with the taxing authority or on expiration of the statute of limitations.

Tax Receivable Agreement Obligations

We are a party to tax receivable agreements which obligate us to make payments to certain current and former owners of the Company, including affiliates of Blackstone, Hellman & Friedman and certain members of management, equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from certain previous transactions, including the 2011 Transactions.

Prior to the Merger, the Company’s balance sheet reflected these obligations at the amount that was both probable and reasonably estimable. In connection with the Merger, the tax receivable agreement obligations were adjusted to their fair value. The determination of the fair value required management to make assumptions as to the timing of the realization of net operating losses, the timing of payments to the TRA Members and the tax rates in effect during the life of the agreements. Changes in any of these or other factors are expected to result in increases or decreases to the gross payments due under the tax receivable agreements. For example, if our corporate tax rate were to increase by 100 basis points, the gross obligation under the tax receivable agreements would increase by approximately $12.4 million.

The fair value of these obligations at the time of the Merger is being accreted to the amount of the gross expected obligation using the interest method. Changes in the amount of these obligations resulting from changes to either the timing or amount of cash flows are recognized in the period of change and measured using the discount rate inherent in the initial fair value of the obligations. The accretion of these obligations is classified as a separate caption in our consolidated statements of operations.

Results of Operations

The following table summarizes our consolidated results of operations for the year ended December 31, 2012, the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 and the year ended December 31, 2010, respectively.

	Successor				Predecessor
	Fiscal Year Ended December 31, 2012		November 2 through December 31, 2011		January 1 through November 1, 2011		Fiscal Year Ended December 31, 2010
	Amount	% of Revenue (1)	Amount	% of Revenue (1)	Amount	% of Revenue (1)	Amount	% of Revenue (1)
Revenues (2)
Payer Services	$502,847	42.7%	$77,725	40.8%	$380,961	41.0%	$430,062	42.9%
Provider Services	585,237	49.7	98,324	51.6	480,822	51.7	494,199	49.3
Pharmacy Services	95,651	8.1	15,018	7.9	70,776	7.6	81,794	8.2
Eliminations	(5,464)	(0.5)	(683)	(0.4)	(3,295)	(0.4)	(3,903)	(0.4)

Total revenues	1,178,271	100.0	190,384	100.0	929,264	100.0	1,002,152	100.0

Costs of operations
Payer Services	332,025	66.0	51,102	65.7	255,437	67.1	281,853	65.5
Provider Services	365,220	62.4	60,710	61.7	291,055	60.5	304,245	61.6
Pharmacy Services	39,484	41.3	6,252	41.6	29,134	41.2	30,044	36.7
Eliminations	(5,204)		(643)		(3,085)		(3,775)

Total costs of operations	731,525	62.1	117,421	61.7	572,541	61.6	612,367	61.1

Development and engineering
Payer Services	10,927	2.2	1,940	2.5	8,700	2.3	9,475	2.2
Provider Services	14,371	2.5	2,234	2.3	11,693	2.4	13,993	2.8
Pharmacy Services	6,496	6.8	979	6.5	5,697	8.0	7,170	8.8

Total development and engineering	31,794	2.7	5,153	2.7	26,090	2.8	30,638	3.1

Sales, marketing, general and admin
Payer Services	35,705	7.1	5,870	7.6	26,905	7.1	28,914	6.7
Provider Services	39,937	6.8	4,518	4.6	38,385	8.0	33,982	6.9
Pharmacy Services	5,810	6.1	830	5.5	5,078	7.2	6,133	7.5
Eliminations	(260)		(40)		(210)		(128)

Total sales, marketing, general and admin excluding corporate	81,192	6.9	11,178	5.9	70,158	7.5	68,901	6.9

Income from segment operations	333,760	28.3	56,632	29.7	260,475	28.0	290,246	29.0
Corporate expense	92,763	7.9	30,916	16.2	107,930	11.6	48,046	4.8
Depreciation and amortization	187,225	15.9	29,094	15.3	128,761	13.9	124,721	12.4

Operating income (loss)	53,772	4.6	(3,378)	(1.8)	23,784	2.6	117,479	11.7
Interest expense	172,253	14.6	29,343	15.4	43,201	4.6	61,017	6.1
Other (gain) loss	—	—	(5,843)	(3.1)	(8,036)	(0.9)	(9,284)	(0.9)

Income (loss) before income tax provision	(118,481)	(10.1)	(26,878)	(14.1)	(11,381)	(1.2)	65,746	6.6
Income tax provision (benefit)	(40,146)	(3.4)	(10,185)	(5.3)	8,201	0.9	32,579	3.3

Net income (loss)	(78,335)	(6.6)%	(16,693)	(8.8)%	(19,582)	(2.1)%	33,167	3.3%
Net income attributable to noncontrolling interest	—		—		5,109		13,621

Net income (loss) attributable to Emdeon Inc.	$(78,335)		$(16,693)		$(24,691)		$19,546

(1)	All references to percentage of revenues for expense components refer to the percentage of revenues for such segment.
(2)	See “Note 20-Segment Reporting” to our consolidated financial statements included elsewhere in this Annual Report for further detail of our revenues within each reportable segment.

Year Ended December 31, 2012 (Successor) Compared to the Periods from November 2, 2011 to December 31, 2011 (Successor) and January 1, 2011 to November 1, 2011 (Predecessor)

Revenues

Our total revenues were $1,178.3 million for the year ended December 31, 2012 as compared to $190.4 million for the period from November 2, 2011 to December 31, 2011 and $929.3 million for the period from January 1, 2011 to November 1, 2011.

On an overall basis, revenues for our payer services, provider services and pharmacy services segments were adversely affected by the continued impact of lower healthcare utilization driven by continued high unemployment and other economic factors. Our revenues for the year ended December 31, 2012 and the period from November 2, 2011 to December 31, 2011 were further adversely impacted by acquisition method adjustments in connection with the 2011 Transactions which reduced the revenue that would otherwise have been recognized during the period. Additional factors affecting our revenues are described in the following paragraphs.

Our payer services segment revenue is summarized in the following table (in thousands):

	Successor		Predecessor
	Fiscal Year Ended December 31, 2012	November 2 through December 31, 2011	January 1 through November 2, 2011
Claims management	$237,458	$35,004	$171,288
Payment services	261,163	42,207	206,828
Intersegment revenue	4,226	514	2,845

	$502,847	$77,725	$380,961

Claims management revenues for the year ended December 31, 2012 include $52.0 million related to the TC3 and EquiClaim acquisitions as compared to $4.3 million and $12.2 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively, related to the EquiClaim acquisition. Market pricing pressures on our average transaction rates continued to adversely impact our claims management revenues for all such periods.

Payment services revenues for the year ended December 31, 2012 as compared to the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 reflect new sales and implementations, as well as the impact of the U.S. postage rate increases effective in April 2011 and January 2012.

Our provider services segment revenue is summarized in the following table (in thousands):

	Successor		Predecessor
	Fiscal Year Ended December 31, 2012	November 2, through December 31, 2011	January 1 through November 1, 2011
Revenue cycle management	$299,090	$51,123	$240,861
Patient statements	253,673	41,927	213,585
Dental	31,586	5,167	25,926
Intersegment revenue	888	107	450

	$585,237	$98,324	$480,822

Revenue cycle management revenues for the year ended December 31, 2012 as compared to the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 reflect the impact of new sales and implementations, partially offset by customer attrition and the effects of changing reimbursement patterns and rates of federal and state payers related to our government program eligibility and enrollment solutions.

Patient statements revenues for the year ended December 31, 2012 and the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 reflect the impact of customer attrition, partially offset by new sales and implementations and the impact of the U.S. postage rate increases effective in April 2011 and January 2012.

Dental revenues for the year ended December 31, 2012 were generally consistent with those reflected in the prior year periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011.

Our pharmacy services segment revenues were $95.7 million for the year ended December 31, 2012 as compared to $15.0 million and $70.8 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. This increase over the prior year periods reflects new sales and implementations.

Cost of Operations

Our total cost of operations was $731.5 million for the year ended December 31, 2012 as compared to $117.4 million and $572.5 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively.

Our cost of operations for our payer services segment was approximately $332.0 million for the year ended December 31, 2012 as compared to $51.1 million and $255.4 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. As a percentage of revenue, our payer services cost of operations was 66.0% for the year ended December 31, 2012 as compared to 65.7% and 67.1% for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. Payer services cost of operations for the year ended December 31, 2012 reflects revenue growth in payment services, including the impact of the U.S. postage rate increases effective in April 2011 and January 2012, and the inclusion of the acquired EquiClaim and TC3 businesses. Payer services cost of operations as a percentage of revenue for the year ended December 31, 2012 reflects the inclusion of the acquired Equiclaim and TC3 businesses and operational efficiencies with respect to vendor rebates and postage. These impacts, however, were partially offset by reduced revenue associated with the acquisition method adjustments in connection with the 2011 Transactions.

Our cost of operations for our provider services segment was $365.2 million for the year ended December 31, 2012 as compared to $60.7 million and $291.1 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. As a percentage of revenue, our provider services segment cost of operations was 62.4% for the year ended December 31, 2012 as compared to 61.7% and 60.5% for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. Provider services costs of operations and as a percentage of revenue for the year ended December 31, 2012 reflect increased labor costs resulting from expansions in our government eligibility and enrollment services and the impact of the U.S. postage rate increases effective in April 2011 and January 2012. Provider services costs of operations and as a percentage of revenue for the year ended December 31, 2012 was further impacted by the effects of the changing reimbursement patterns and rates of federal and state payers related to our government program eligibility and enrollment solutions and by reduced revenue associated with acquisition method adjustments in connection with the 2011 Transactions. These increases, however, were partially offset by changes in revenue mix between our patient statement services, which generally have higher costs of operations, and revenue cycle management services, which generally have lower cost of operations.

Our cost of operations for our pharmacy services segment was $39.5 million for the year ended December 31, 2012 as compared to $6.3 million and $29.1 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. This increase in pharmacy services cost of operations for the year ended December 31, 2012 reflect revenue mix changes and volume growth.

Development and Engineering Expense

Our total development and engineering expense was $31.8 million for the year ended December 31, 2012 as compared to $5.2 million and $26.1 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively, reflecting generally consistent levels of expense for all such periods.

Sales, Marketing, General and Administrative Expense (Excluding Corporate Expense)

Our total sales, marketing, general and administrative expense (excluding corporate expense) was $81.2 million for the year ended December 31, 2012 as compared to $11.2 million and $70.2 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively.

Our sales, marketing, general and administrative expense for our payer services segment was approximately $35.7 million for the year ended December 31, 2012 as compared to $5.9 million and $26.9 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. Payer services sales, marketing, general and administrative expense for the year ended December 31, 2012 reflect the inclusion of the infrastructure costs associated with our recently acquired businesses, as well as acquisition integration costs and other strategic initiatives.

Our sales, marketing, general and administrative expense for our provider services segment was approximately $39.9 million for the year ended December 31, 2012 as compared to $4.5 million and $38.4 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. Provider services sales, marketing, general and administrative expense for the year ended December 31, 2012 reflects lower equity-based and other compensation as compared to the prior year periods.

Our sales, marketing, general and administrative expense for our pharmacy services segment was approximately $5.8 million for the year ended December 31, 2012 as compared to $0.8 million and $5.1 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively, reflecting generally consistent levels of expense for all such periods.

Corporate Expense

Our corporate expense was $92.8 million for the year ended December 31, 2012 as compared to $30.9 million and $107.9 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. Corporate expense for the year ended December 31, 2012 includes loss on extinguishment of debt and other legal and professional fees incurred in connection with the April 2012 amendments to our Senior Credit Agreement of $25.4 million, accretion of discounted tax receivable agreement obligations to the gross expected payments of $8.7 million, consulting fees incurred in connection with strategic initiatives of $2.6 million and monitoring and advisory fees paid to affiliates Blackstone and Hellman & Friedman of $6.6 million. Corporate expense includes $17.9 million and $66.6 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively, of transaction related costs and professional and other advisory fees incurred in connection with the 2011 Transactions, including the immediate expensing of all previously unrecognized equity compensation of $35.3 million related to the accelerated vesting of equity awards and accretion of discounted tax receivable agreement obligations to the gross expected payments of $2.5 million.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $187.2 million for the year ended December 31, 2012 as compared to $29.1 million and $128.8 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. Depreciation and amortization for the year ended December 31, 2012 includes additional expense attributable to 2012 and 2011 capital expenditures and acquisition activity, as well as the increased value of the tangible and intangible assets acquired in connection with the Merger.

Interest Expense

Our interest expense was $172.3 million for the year ended December 31, 2012 as compared to $29.3 million and $43.2 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. Interest expense for the year ended December 31, 2012 includes the effect of additional debt and higher interest rates following the 2011 Transactions as compared to the prior year periods.

Income Taxes

Our income tax benefit was $40.1 million for the year ended December 31, 2012 as compared to an income tax benefit of $10.2 million and income tax expense of $8.2 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to the change in our book basis versus tax basis of our investment in EBS Master, including the effect of income allocated to a noncontrolling interest, valuation allowance changes, state income tax rate changes and the impact of other permanent differences relative to pretax income.

Periods from November 2, 2011 to December 31, 2011 (Successor) and January 1, 2011 to November 1, 2011 (Predecessor) Compared to Year Ended December 31, 2010

Revenues

Our total revenues were $190.4 million for the period from November 2, 2011 to December 31, 2011 and $929.3 million for the period from January 1, 2011 to November 1, 2011 as compared to $1,002.2 million for the year ended December 31, 2010.

On an overall basis, revenues for our payer services, provider services and pharmacy services segments were adversely affected by the continued impact of lower healthcare utilization driven by continued high unemployment and other economic factors. Our revenues for the period from November 2, 2011 to December 31, 2011 were further adversely impacted by acquisition method adjustments in connection with the 2011 Transactions which reduced the revenue that would otherwise have been recognized during the period. Additional factors affecting our revenues are described in the following paragraphs.

Our payer services segment revenue is summarized in the following table (in thousands):

	Successor	Predecessor
	November 2 through December 31, 2011	January 1 through November 1, 2011	Fiscal Year Ended December 31, 2010
Claims management	$35,004	$171,288	$192,385
Payment services	42,207	206,828	234,176
Intersegment revenue	514	2,845	3,501

	$77,725	$380,961	$430,062

Claims management revenues for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 include $8.7 million and $35.6 million, respectively, related to the EquiClaim, FVTech and HTMS acquisitions as compared to $19.8 million for the year ended December 31, 2010. Market pricing pressures on our average transaction rates continued to adversely impact our claims management revenues for all such periods.

Payment services revenues for each of the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 reflect new sales and implementations, as well as the impact of the postage rate increase effective in April 2011.

Our provider services segment revenue is summarized in the following table (in thousands):

	Successor	Predecessor
	November 2 through December 31, 2011	January 1 through November 1, 2011	Fiscal Year Ended December 31, 2010
Revenue cycle management	$51,123	$240,861	$199,873
Patient statements	41,927	213,585	262,521
Dental	5,167	25,926	31,403
Intersegment revenue	107	450	402

	$98,324	$480,822	$494,199

Revenue cycle management revenues for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 include $19.6 million and $95.6 million, respectively, related to the CEA, Chapin, and FVTech acquisitions as compared to $31.1 million for the year ended December 31, 2010. Each of the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 reflect new sales and implementations, partially offset by customer attrition.

Patient statements revenues for each of the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 reflect the impact of customer attrition, partially offset by new sales and implementations and the impact of the U.S. postage rate increase effective in April 2011.

Dental revenues for each of the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 were generally consistent with those reflected in the prior year period.

Our pharmacy services segment revenues were $15.0 million for the period from November 2, 2011 to December 31, 2011 and $70.8 million for the period from January 1, 2011 to November 1, 2011 as compared to $81.8 million for the year ended December 31, 2010. Each of the periods from November 2, 2011 to December 2, 2011 and January 1, 2011 to November 1, 2011 reflect new sales and implementations.

Cost of Operations

Our total cost of operations was $117.4 million for the period from November 2, 2011 to December 31, 2011 and $572.5 million for the period from January 1, 2011 to November 1, 2011 as compared to $612.4 million for the year ended December 31, 2010.

Our cost of operations for our payer services segment was approximately $51.1 million for the period from November 2, 2011 to December 31, 2011 and $255.4 million for the period from January 1, 2011 to November 1, 2011 as compared to $281.9 million for the year ended December 31, 2010. As a percentage of revenue, our payer services cost of operations was 65.7% and 67.1% for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively, as compared to 65.5% for the year ended December 31, 2010. Payer services cost of operations for each of the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 reflect revenue growth in payment services, including the impact of the U.S. postage rate increase effective in April 2011, and the inclusion of the acquired FVTech, HTMS and EquiClaim businesses. Payer services cost of operations as a percentage of revenue for the period November 2, 2011 to December 31, 2011 was impacted by the reduced revenue associated with the acquisition method adjustments in connection with the 2011 Transactions and throughout 2011 by changes in revenue mix between our payment services solutions and recently acquired FVTech, HTMS and EquiClaim businesses, which generally have higher cost of operations, and our historical claims management services, which generally have lower cost of operations.

Our cost of operations for our provider services segment was $60.7 million for the period from November 2, 2011 to December 31, 2011 and $291.1 million for the period from January 1, 2011 to November 1, 2011 as compared to $304.2 million for the year ended December 31, 2010. As a percentage of revenue, our provider services segment cost of operations was 61.7% and 60.5% for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively, as compared to 61.6% for the year ended December 31, 2010. Provider services cost of operations for each of the periods November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 reflect the inclusion of the CEA, Chapin and FVTech businesses acquired in 2010 and the impact of the U.S. postage rate increase effective in April 2011. Provider services cost of operations as a percentage of revenue for the period from November 2, 2011 to December 31, 2011 was impacted by the reduced revenue associated with the acquisition method adjustments in connection with the 2011 Transactions and throughout 2011 by changes in revenue mix between our patient statement services, which generally have higher costs of operations, and revenue cycle management services, which generally have lower cost of operations.

Our cost of operations for our pharmacy services segment was $6.3 million for the period from November 2, 2011 to December 31, 2011 and $29.1 million for the period from January 1, 2011 to November 1, 2011 as compared to $30.0 million for the year ended December 31, 2010. Pharmacy services cost of operations for each of the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 reflect additional customer service personnel and costs incurred related to the launch of new solutions to pharmacies.

Development and Engineering Expense

Our total development and engineering expense was $5.2 million for the period from November 2, 2011 to December 31, 2011 and $26.1 million for the period from January 1, 2011 to November 1, 2011 as compared to $30.6 million for the year ended December 31, 2010. Development and engineering expense for each of the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 reflects the inclusion of the development and engineering infrastructures associated with our recently acquired businesses.

Sales, Marketing, General and Administrative Expense (Excluding Corporate Expense)

Our total sales, marketing, general and administrative expense (excluding corporate expense) was $11.2 million for the period from November 2, 2011 to December 31, 2011 and $70.2 million for the period from January 1, 2011 to November 1, 2011 as compared to $68.4 million for the year ended December 31, 2010.

Our sales, marketing, general and administrative expense for our payer services segment was approximately $5.9 million for the period from November 2, 2011 to December 31, 2011 and $26.9 million for the period from January 1, 2011 to November 1, 2011 as compared to $28.8 million for the year ended December 31, 2010. Payer services sales, marketing, general and administrative expense for each of the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 reflect the inclusion of the infrastructures associated with our recently acquired businesses.

Our sales, marketing, general and administrative expense for our provider services segment was approximately $4.5 million for the period from November 2, 2011 to December 31, 2011 and $38.4 million for the period from January 1, 2011 to November 1, 2011 as compared to $33.5 million for the year ended December 31, 2010. Provider services sales, marketing, general and administrative expense for each of the periods November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 reflect the inclusion of the infrastructure costs associated with our recently acquired businesses.

Our sales, marketing, general and administrative expense for our pharmacy services segment was approximately $0.8 million for the period from November 2, 2011 to December 31, 2011 and $5.1 million for the period from January 1, 2011 to November 1, 2011 as compared to $6.1 million for the year ended December 31, 2010, reflecting generally consistent levels of activity for all such periods.

Corporate Expense

Our corporate expense was $30.9 million for the period from November 2, 2011 to December 31, 2011 and $107.9 million for the period from January 1, 2011 to November 1, 2011 as compared to $48.6 million for the year ended December 31, 2010. Corporate expense includes $17.9 million and $66.6 million, respectively, for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, of transaction related costs in connection with the 2011 Transactions. These transaction related costs include professional and other advisory fees, as well as the immediate expensing of all previously unrecognized equity compensation of $35.3 million related to the accelerated vesting of equity awards, incurred in connection with the 2011 Transactions. Additionally, in connection with the Merger, we were required to adjust our tax receivable agreement obligations to their fair value. This adjustment resulted in a discount from the gross expected payments to be made under the tax receivable agreements. Corporate expense for the period from November 2, 2011 to December 31, 2011 includes the accretion of this discounted value to the gross expected payments of $2.5 million.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $29.1 million for the period from November 2, 2011 to December 31, 2011 and $128.8 million for the period from January 1, 2011 to November 1, 2011 as compared to $124.7 million for the year ended December 31, 2010. Depreciation and amortization for the period from January 1, 2011 to November 1, 2011 includes additional expense attributable to 2011 and 2010 capital expenditures and acquisition activity. Depreciation and amortization for the period from November 2, 2011 to December 31, 2011 also includes the additional expense attributable to the increased value of the tangible and intangible assets acquired in connection with the Merger.

Interest Expense

Our interest expense was $29.3 million for the period from November 2, 2011 to December 31, 2011 and $43.2 million for the period January 1, 2011 to November 1, 2011 as compared to $61.0 million for the year ended December 31, 2010. Interest expense for the period from November 2, 2011 to December 31, 2011 includes the impact of additional debt and higher interest rates that we incurred related to the 2011 Transactions. Interest expense for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 and for the year ended December 31, 2010 was reduced by $2.8 million, $8.0 million and $3.9 million, respectively, primarily as a result of a change in fair value of our interest rate swap agreement that was in effect prior to the Merger following our removal of its designation as a cash flow hedge in October 2010.

Income Taxes

Our income tax benefit was $10.2 million for the period from November 2, 2011 to December 31, 2011. Our income tax expense was $8.2 million for the period from January 1, 2011 to November 1, 2011 and $32.6 million for the year ended

December 31, 2010. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to the change in our book basis versus tax basis of our investment in EBS Master, including the effect of income allocated to a noncontrolling interest, valuation allowance changes, state income tax rate changes and the impact of other permanent differences relative to pretax income.

Liquidity and Capital Resources

General

We are a holding company with no material business operations. Our principal assets are the equity interests we own in our subsidiaries. We conduct all of our business operations through our direct and indirect subsidiaries. Accordingly, our only material sources of cash are borrowings under our Senior Credit Facilities and dividends or other distributions or payments that are derived from earnings and cash flow generated by our subsidiaries.

We anticipate cash generated by operations, the funds available under our Senior Credit Facilities, including our revolver, and existing cash and equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Senior Credit Facilities in amounts sufficient to enable us to repay our indebtedness, or to fund other liquidity needs.

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

Cash Flows

Operating Activities

Cash provided by operating activities was $78.9 million for the year ended December 31, 2012. Cash used in operating activities was $28.8 million for the period from November 2, 2011 to December 31, 2011. Cash provided by operating activities was $208.9 million for the period from January 1, 2011 to November 1, 2011 and $171.8 million for the year ended December 31, 2010. Cash provided by operating activities for the year ended December 31, 2012 decreased from prior year periods primarily due to interest related to the Senior Credit Facilities, monitoring fees to affiliates of Blackstone and Hellman & Friedman and the payment of legal and other fees associated with the April 2012 amendments to the Senior Credit Agreement. Cash used in operating activities for the period from November 2, 2011 to December 31, 2011 included the payment of transaction related costs of $48.2 million in connection with the 2011 Transactions.

Cash provided by operating activities can be significantly impacted by our non-cash working capital assets and liabilities, which may vary based on the timing of cash receipts that fluctuate by day of week and/or month and also may be impacted by cash management decisions.

Investing Activities

Cash used in investing activities was $121.1 million for the year ended December 31, 2012, $1,951.5 million for the period from November 2, 2011 to December 31, 2011, $91.3 million for the period from January 1, 2011 to November 1, 2011 and $334.5 million for the year ended December 31, 2010. Cash used in investing activities for all such periods consisted of capital expenditures for property and equipment and cash consideration paid in connection with acquisitions. Cash used in investing activities for the period from November 2, 2011 to December 31, 2011 also included payments of $1,932.9 million related to the 2011 Transactions.

Financing Activities

Cash provided by financing activities was $36.0 million for the year ended December 31, 2012 and $1,811.8 million for the period from November 2, 2011 to December 31, 2011. Cash used by financing activities was $10.4 million for the period from January 1, 2011 to November 1, 2011. Cash provided by financing activities was $49.8 million for the year ended December 31, 2010. Cash provided by financing activities for the year ended December 31, 2012 consisted of proceeds in connection with the April 2012 amendments to our Senior Credit Agreement, partially offset by principal payments under our Senior Credit Facilities. In connection with the 2011 Transactions, during the period from November 2, 2011 to December 31, 2011, we received capital contributions from Parent of $852.9 million and borrowed approximately $1,903.6 million (net of borrowing costs and discount) which we used to fund the Merger and repay amounts outstanding under our prior credit facilities. During the period from January 1, 2011 to November 1, 2011, we made regularly scheduled principal payments under our prior credit facilities. During the year ended December 31, 2010, we borrowed $97.4 million (net of borrowing costs and discount) which we used to partially finance the CEA acquisition and made regularly scheduled principal payments under our prior credit facilities and prior interest rate swap agreement.

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

Long-term debt as of December 31, 2012 and 2011 consisted of the following (in thousands):

	2012	2011
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $32,426 and $38,160 at December 31, 2012 and December 31, 2011, respectively (effective interest rate of 5.82% and 7.79% at December 31, 2012, and December 31, 2011 respectively)	$1,258,758	$1,185,840
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	15,000
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $8,506 and $9,257 at December 31, 2012 and December 31, 2011, respectively (effective interest rate of 11.53% at December 31, 2012 and December 31, 2011, respectively)	366,494	365,743
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $10,393 and $11,134 at December 31, 2012 and December 31, 2011 respectively (effective interest rate of 11.86% at December 31, 2012 and December 31, 2011, respectively)	364,607	363,866
Obligation under data sublicense agreement	26,863	30,659
Less current portion	(17,330)	(16,034)

Long-term debt	$1,999,392	$1,945,074

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

Borrowings under the Senior Credit Facilities bear interest at an annual rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (i) the applicable prime rate, (ii) the federal funds rate plus 0.50% and (iii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00%, which base rate, in the case of the Term Loan Facility only, shall be no less than 2.25%, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.25%. In April 2012, we amended the Senior Credit Agreement to reprice the Senior Credit Facilities and borrow $80.0 million of additional term loans. Following this amendment, the LIBOR-based interest rate on the Term Loan Facility is LIBOR plus 3.75%, compared to the previous interest rate of LIBOR plus 5.50%. The new LIBOR-based interest rate on the Revolving Facility is LIBOR plus 3.50% (with a potential step-down to LIBOR plus 3.25% based on our first lien net leverage ratio), compared to the previous interest rate of LIBOR plus 5.25% (with a potential step-down to LIBOR plus 5.00% based on our first lien net leverage ratio). The Term Loan Facility remains subject to a LIBOR floor of 1.25%, and there continues to be no LIBOR floor on the Revolving Facility.

In addition to paying interest on outstanding principal under the Senior Credit Facilities, we are required to pay customary agency fees, letter of credit fees and a 0.50% commitment fee in respect of the unutilized commitments under the Revolving Facility.

The Senior Credit Agreement requires that we prepay outstanding loans under the Term Loan Facility, subject to certain exceptions, with (a) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Senior Credit Agreement, (b) commencing with the fiscal year ended December 31, 2012, 50% (which percentage will be reduced to 25% and 0% based on our first lien net leverage ratio) of our annual excess cash flow and (c) 100% of the net cash proceeds of certain asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions.

We may voluntarily prepay outstanding loans under the Senior Credit Facilities at any time without premium or penalty other than breakage costs with respect to LIBOR loans, provided, however, that if on or prior to the anniversary of any repricing transaction we prepay any loans under the Term Loan Facility in connection with a repricing transaction, we must pay a prepayment premium of 1.00% of the aggregate principal amount of the loans so prepaid.

We are required to make quarterly payments equal to 0.25% of the original principal amount of the loans under the Term Loan Facility, with the balance due and payable on November 2, 2018. Any principal amount outstanding under the Revolving Facility is due and payable on November 2, 2016.

Certain of our U.S. wholly owned restricted subsidiaries, together with the Company, are co-borrowers and jointly and severally liable for all obligations under the Senior Credit Facilities. Such obligations of the co-borrowers are unconditionally guaranteed by Beagle Intermediate Holdings, Inc., a direct wholly owned subsidiary of Parent (“Holdings”), the Company and each of our existing and future U.S. wholly owned restricted subsidiaries (with certain exceptions including immaterial subsidiaries). These obligations are secured by a perfected security interest in substantially all of the assets of the co-borrowers and guarantors now owned or later acquired, including a pledge of all of the capital stock of the Company and our U.S. wholly owned restricted subsidiaries and 65% of the capital stock of our foreign restricted subsidiaries, subject in each case to the exclusion of certain assets and additional exceptions.

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

Senior Notes

The 2019 Notes bear interest at an annual rate of 11.00%, with interest payable semi-annually on June 30 and December 31 of each year. The 2019 Notes mature on December 31, 2019. The 2020 Notes bear interest at an annual rate of 11.25%, with interest payable quarterly on March 31, June 30, September 30 and December 31 of each year. The 2020 Notes mature on December 31, 2020.

The Company may redeem the 2019 Notes, the 2020 Notes or both, in whole or in part, at any time on or after December 31, 2015 at the applicable redemption price, plus accrued and unpaid interest. In addition, at any time prior to December 31, 2014, the Company may, at its option and on one or more occasions, redeem up to 35% of the aggregate principal amount of the 2019 Notes or the 2020 Notes, at a redemption price equal to 100% of the aggregate principal amount thereof, plus a premium equal to the stated interest rate on the 2019 Notes or the 2020 Notes, respectively, plus accrued and unpaid interest with the net cash proceeds of certain equity offerings; provided that at least 50% of the sum of the aggregate principal amount of the 2019 Notes or 2020 Notes, respectively, originally issued (including any additional notes) remain outstanding immediately after such redemption and the redemption occurs within 180 days of the equity offering. At any time prior to December 31, 2015, the Company may redeem the 2019 Notes, the 2020 Notes or both, in whole or in part, at its option and on one or more occasions, at a redemption price equal to 100% of the principal amount plus an applicable premium and accrued and unpaid interest. If we experience specific kinds of changes in control, we must offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

The Senior Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. Our obligations under the Senior Notes are guaranteed on a senior basis by all of our existing and subsequently acquired or organized wholly owned U.S. restricted subsidiaries that guarantee our Senior Credit Facilities or our other indebtedness or indebtedness of any affiliate guarantor. The Senior Notes and the related guarantees are effectively subordinated to our existing and future secured obligations and that of our affiliate guarantors to the extent of the value of the collateral securing such obligations, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of our subsidiaries that do not guarantee the Senior Notes.

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

Summary Disclosures about Contractual Obligations and Commercial Commitments

Contractual Obligations

The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of December 31, 2012:

	Payments by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(in thousands)
Senior Credit Facilities and other long-term obligations(1)	$1,318,046	$17,330	$37,752	$36,829	$1,226,135
2019 Notes(2)	375,000	—	—	—	375,000
2020 Notes(3)	375,000	—	—	—	375,000
Expected interest(4)	1,002,198	151,228	298,522	292,459	259,989
Tax receivable agreement obligations to related parties(5)	354,089	1,139	1,915	39,749	311,286
Operating lease obligations(6)	55,676	8,990	16,895	14,662	15,129
Purchase obligations and other(7)	63,179	7,407	12,406	13,438	29,928
Interest rate swap agreements(8)	7,177	3,236	3,940	—	—

Total contractual obligations(9)	$3,550,365	$189,330	$371,430	$397,137	$2,592,467

(1)	Represents the principal amount of indebtedness under the Senior Credit Facilities and our data sublicense agreement.
(2)	Represents the principal amount of indebtedness under the 2019 Notes without reduction for any original issue discount.
(3)	Represents the principal amount of indebtedness under the 2020 Notes without reduction for any original issue discount.
(4)	Consists of both interest payable under the Senior Credit Facilities, Senior Notes and imputed interest payable under our data sublicense agreement. Interest related to the Senior Credit Facilities is based on our interest rates in effect as of December 31, 2012 and assumes that we make no optional or mandatory prepayments of principal prior to their maturity. Because the interest rates under the Senior Credit Facilities are variable, actual payments may differ.
(5)	Represents amount due based on facts and circumstances existing as of December 31, 2012 (without reduction for any fair value adjustment recognized in acquisition method accounting). The timing and/or amount of the aggregate payments due may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and the portion of payments under the tax receivable agreements constituting imputed interest or amortizable basis.
(6)	Represents amounts due under existing operating leases related to our offices and other facilities.
(7)	Represents contractual commitments under the transaction and advisory fee agreement we entered into with affiliates of Blackstone and Hellman & Friedman in connection with the 2011 Transactions, certain telecommunication and other supply contracts, capital leases and certain other obligations. Where our purchase commitments are cumulative over a period of time (i.e. no specified annual commitment), the table above assumes such commitments will be fulfilled on a ratable basis over the commitment period.
(8)	Under our interest rate swap agreements, we receive a three-month LIBOR rate and pay a fixed rate of 1.6485% on a $640.0 million notional amount. The amounts in the above table represent the present value of net amounts we expect to pay in the respective periods based upon the three-month LIBOR yield curve in effect as of December 31, 2012.
(9)	Total contractual obligations exclude liabilities for uncertain tax positions of $1.1 million from the above table due to the high degree of uncertainty regarding the timing of future cash outflows, if any, to the taxing authorities.

See the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information related to our operating leases and other commitments and contingencies.

During the first quarter of 2013, we executed multi-year agreements for the purchase of hardware, software and related support with an aggregate commitment of approximately $27.0 million over four years.

Off-Balance Sheet Arrangements

As of the filing of this Annual Report, we had no off-balance sheet arrangements or obligations, other than those related to surety bonds of an insignificant amount.

Recent Accounting Pronouncements

Our recent accounting pronouncements are summarized in Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have interest rate risk primarily related to borrowings under the Senior Credit Agreement. Borrowings under the Senior Credit Facilities bear interest at an annual rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (i) the applicable prime rate, (ii) the federal funds rate plus 0.50% and (iii) a LIBOR rate determined by reference to the costs of funds for United States dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00%, which base rate, in the case of the Term Loan Facility only, shall be no less than 2.25%, or (b) a LIBOR rate determined by reference to the costs of funds for United States dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.25%

As of December 31, 2012, we had outstanding borrowings of $1,291.2 million under the Senior Credit Agreement. The LIBOR-based interest rate on the Term Loan Facility is LIBOR plus 3.75%. The LIBOR-based interest rate on the Revolving Facility is LIBOR plus 3.50% (with a potential step-down to LIBOR plus 3.25% based on our first lien net leverage ratio). The Term Loan Facility is subject to a LIBOR floor of 1.25% and there is no LIBOR floor on the Revolving Facility.

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

In January 2012, we executed three interest rate swap agreements with an aggregate notional amount of $640 million to reduce the variability of interest payments associated with the Term Loan Facility. For the year ended December 31, 2012, our interest rate swap agreements were designated as a cash flow hedge so that changes in the fair market value of the interest rate swap agreements were included within other comprehensive income.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. However, due to a floor on the floating rate index of 1.25% under the Term Loan Facility, as of December 31, 2012, our interest rates must increase by more than 88 basis points before our interest expense or cash flows are affected. Based on our outstanding debt as of December 31, 2012, and assuming that our mix of debt instruments, interest rate swaps and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pretax impact on our earnings and cash flows of approximately $0.8 million.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Report of Management on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information with respect to current members of our board of directors as well as information relating to our current executive officers (ages are as of March 1, 2013).

Name	Age	Position
George I. Lazenby, IV	43	Chief Executive Officer, Director

Bob A. Newport, Jr.	53	Chief Financial Officer

T. Ulrich Brechbühl	49	Executive Vice President — Revenue Cycle Solutions

Sajid Khan	48	Executive Vice President — Ambulatory Services

Gregory T. Stevens	47	Executive Vice President, General Counsel and Secretary

Gary D. Stuart	47	Executive Vice President — Payer Services

Kevin Mahoney	51	Executive Vice President — Pharmacy Services

Neil P. Simpkins	46	Director

Michael Dal Bello	41	Director

Howard L. Lance	57	Chairman of the Board of Directors

Philip M. Pead	60	Director

Pamela J. Pure	52	Director

Allen Thorpe	42	Director

George I. Lazenby, IV. Mr. Lazenby, 43, has been our Chief Executive Officer and a member of our board of directors since March 2007. Prior to that, Mr. Lazenby served as our Executive Vice President — Provider Services from December 2003 to March 2007. Mr. Lazenby served as the Chief Operating Officer of Medifax EDI, Inc. from January 2003 until it was acquired by us in December 2003. Mr. Lazenby received a B.S. in Accounting from the University of Alabama. As a member of Emdeon’s senior management team, Mr. Lazenby provides our board of directors significant industry-specific experience and expertise on Emdeon’s solutions. Our board of directors also benefits from Mr. Lazenby’s executive leadership and management experience, gained through holding a wide array of positions of increasing responsibility within Emdeon.

Bob A. Newport, Jr. Mr. Newport, 53, has been our Chief Financial Officer since April 2006. Prior to that, Mr. Newport served as our Vice President of Financial Planning & Analysis from January 2005 to March 2006 and our Vice President of Finance from December 2003 to December 2004. From October 2002 to December 2003, Mr. Newport served as Chief Financial Officer of Medifax EDI, Inc. Prior to joining Medifax, Mr. Newport was with Lattimore Black Morgan & Cain, a regional CPA firm, where he practiced approximately 20 years, including the last ten as a principal. Mr. Newport is a certified public accountant and received a B.S. in Accounting from Carson-Newman College.

T. Ulrich Brechbühl. Mr. Brechbühl, 49, has been our Executive Vice President — Revenue Cycle Solutions since May 2012. Prior to that, Mr. Brechbühl served as our Senior Vice President and Chief Operating Officer, Chamberlin Edmonds Division since October 2010 when Emdeon acquired CEA. Prior to the acquisition by Emdeon, Mr. Brechbühl served as the Chief Executive Officer of CEA beginning in 2007 and was its Chief Operating Officer from 2004 through 2006. Previously, Mr. Brechbühl served as the Chief Financial Officer and then as the President and Chief Executive Officer of MigraTEC, Inc., a publicly traded software business. Mr. Brechbühl attended the United States Military Academy at West Point, earning a Bachelor of Science degree in 1986. After six years of active duty as a cavalry officer, Mr. Brechbühl left the military in 1992 to attend Harvard Business School, from which he received his MBA in 1994.

Sajid Khan. Mr. Khan, 48, has been our Executive Vice President — Ambulatory Services since May 2012. Prior to that, Mr. Khan served as our Chief Operating Officer — eServices since May 1999. Mr. Khan received a B.A. in Accountancy from Northern Illinois University.

Gregory T. Stevens. Mr. Stevens, 47, has been our Executive Vice President, General Counsel and Secretary since July 2008. Prior to joining us, Mr. Stevens served as Chief Administrative Officer, General Counsel, Secretary and Chief Compliance Officer of Spheris Inc. from July 2003 to June 2008. During February 2010, Spheris filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in order to facilitate the sale of Spheris pursuant to Section 363 thereunder to MedQuist Holdings, Inc. From March 2002 to June 2003, Mr. Stevens served as Acting General Counsel and Secretary of Luminex Corporation. From 1996 to 2002, Mr. Stevens served as the Senior Vice President and General Counsel for Envoy Corporation. Prior to joining Envoy, Mr. Stevens practiced corporate and securities law with Bass, Berry & Sims PLC. Mr. Stevens received a B.A. in Economics and History and a J.D. from Vanderbilt University.

Gary D. Stuart. Mr. Stuart, 47, has been our Executive Vice President — Payer Services since March 2006. Prior to that, Mr. Stuart served as our Executive Vice President of Payer and Vendor Strategy since August 2005. Mr. Stuart also served as Senior Vice President of Sales in the Transaction Services Division of WebMD Envoy from July 2002 to February 2005 and in various other capacities with WebMD since July 1998. Mr. Stuart received a B.A. in Business Administration from Texas State University.

Kevin Mahoney. Mr. Mahoney, 51, has been our Executive Vice President — Pharmacy Services since August 2012. Prior to that, Mr. Mahoney served as our Senior Vice President — Pharmacy Services since April 2012. In addition, Mr. Mahoney served as our Vice President, Finance/Operations — Pharmacy Services since July 2009 when Emdeon acquired eRx. Prior to the acquisition by Emdeon, Mr. Mahoney served as Vice President and Chief Financial Officer of eRx from 2003 to 2009. Mr. Mahoney received a B.A. in Accounting from Belmont Abbey College and an M.B.A. from Pace University.

Neil P. Simpkins. Mr. Simpkins, 46, became a member of our board of directors in November 2011 and served as the chairman of our board of directors through February 28, 2013. Mr. Simpkins has served as a Senior Managing Director in the Private Equity Group of Blackstone since December 1999. From 1993 until the time he joined Blackstone, Mr. Simpkins was a Principal at Bain Capital. Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in London and in the Asia Pacific region. He currently serves, or since February 1, 2008 has served, as chairman and then lead director of TRW Automotive Holdings Corp., as lead director of Vanguard Health Systems, as a member of the board of representatives of Team Finance LLC and as a member of the board of directors of Apria Healthcare Group Inc., Summit Materials, LLC, Team Health Holdings, Inc. and Vanguard Health Systems. Mr. Simpkins graduated with honors from Oxford University and received an M.B.A. from Harvard Business School. Mr. Simpkins has significant financial and investment experience and possesses executive management and strategic skills gained through his experience with other Blackstone portfolio companies. Mr. Simpkins also brings to us his additional board experience with several public and private companies which helps us informally benchmark our practices.

Michael Dal Bello. Mr. Dal Bello, 41, became a member of our board of directors in November 2011. Mr. Dal Bello is a Managing Director in the Private Equity Group of Blackstone and has been with the firm since 2002. While at Blackstone, Mr. Dal Bello has been actively involved in Blackstone’s healthcare investment activities. Mr. Dal Bello worked at Hellman & Friedman from 1998 to 2000 and prior thereto at Bain & Company. He currently serves, or since February 1, 2008 has served, on the board of representatives or directors of Apria Healthcare Group Inc., Alliant Holdings I, Inc., Team Health Holdings, Inc., Vanguard Health Systems, Biomet, Inc., Global Tower Partners, Catalent Pharma Solutions, Inc. and Sithe Global. Mr. Dal Bello received an M.B.A. from Harvard Business School. Mr. Dal Bello has been engaged in the private equity industry for over 15 years and brings to us his financial and investment experience that he gained while serving on boards of representatives or directors of other Blackstone portfolio companies.

Howard L. Lance. Mr. Lance, 57, has served on our board of directors since November 2012 and became the chairman of the board of directors on February 28, 2013. He served as the Chairman, President and Chief Executive Officer of Harris Corporation, an international communications and information technology company serving government and commercial markets in more than 150 countries, from January 2003 until December 2011. From July 2001 until October 2002, Mr. Lance was the President of NCR Corporation, an information technology services provider, and Chief Operating Officer of its Retail and Financial Group. Prior to that, Mr. Lance spent 17 years with Emerson Electric Company, an electronic products and systems company, where he held increasingly senior management positions with different divisions of the Company. Mr. Lance serves as a director of Eastman Chemical Company, Stryker Corporation and Summit Materials LLC. Mr. Lance served as a director of Harris Stratex Networks (now Aviat Networks, Inc.) from 2007 to 2009. Mr. Lance received a B.S. in Industrial Engineering from Bradley University and an M.S. in Management from Purdue University. Mr. Lance brings to our board of directors extensive leadership and management skills developed through his prior service as a senior executive officer and director of large, public companies.

Philip M. Pead. Mr. Pead, 60, rejoined our board of directors in November 2012, having previously served on our board from February 2009 through August 2011. Mr. Pead has served as President and Chief Executive Officer of Progress Software Corp. since December 2012. Mr. Pead previously served as Executive Chairman and Interim Chief Executive Officer of Progress Software Corp. from November 2012 to December 2012, and Non-executive Chairman beginning in July 2012, having joined the Progress Software Corp. board of directors in July 2011. Prior to such time, Mr. Pead served as Chairman of the board of directors of Allscripts Healthcare Solutions, Inc. from August 2010 through April 2012 following Allscripts’s acquisition of Eclipsys Corporation where he had served as President and Chief Executive Officer since May 2009. Mr. Pead also served as a director of Eclipsys since February 2009. Mr. Pead served as the managing partner of Beacon Point Partners LLC from March 2007 to May 2009. Prior to that, he served as President and Chief Executive Officer of Per-Se Technologies, Inc. from November 2000 until January 2007. Mr. Pead served as the Chairman of Per-Se beginning in May 2003, having joined the company in 1997. Mr. Pead received a B.S. in Economics from the University of London and a Business Administration Diploma from Harrow College of Technology. As the former chairman of the board of directors and executive officer of publicly-traded healthcare technology companies, Mr. Pead brings to Emdeon and our board of directors his leadership skills and intimate knowledge of the industry. Mr. Pead also has significant and varied management expertise, developed in roles of increasing responsibility throughout his career. In particular, while at Per-Se, Mr. Pead was instrumental in a corporate strategy that included improving the integration of acquired companies, improving operating efficiencies and margins, managing complex regulatory compliance matters and growing the business, all of relevance to Emdeon.

Pamela J. Pure. Ms. Pure, 52, has served on our board of directors since January 2012. Ms. Pure has served as Chief Executive Officer of HealthMEDX, LLC, a supplier of software solutions to the extended care industry, since December 2011. From April 2004 to March 2009, Ms. Pure served as Executive Vice President, McKesson Corporation and President, McKesson Technology Solutions. Prior to that, Ms. Pure served as Chief Operating Officer of McKesson Corporation from January 2003 to March 2004 and was the Group President & Chief Technology Officer of McKesson Information Solutions from March 2001 to December 2002. Ms. Pure received a B.S. in Public Health from the University of North Carolina at Chapel Hill. Ms. Pure benefits us by bringing more than 25 years of experience in healthcare information technology and services industry.

Allen R. Thorpe. Mr. Thorpe, 42, has been a member of our board of directors since September 2008. Mr. Thorpe joined Hellman & Friedman in 1999 and has served as a Managing Director of Hellman & Friedman since 2004. At Hellman & Friedman, his primary areas of focus are healthcare and financial services. Prior to joining Hellman & Friedman in 1999, Mr. Thorpe was a Vice President with Pacific Equity Partners and a Manager at Bain & Company. Mr. Thorpe serves as a director of Pharmaceutical Product Development, Inc. and Sheridan Holdings, Inc., lead director at LPL Investment Holdings, Inc., and is a member of the advisory boards of Artisan Partners Holdings LP and Grosvenor Capital Management Holdings, LLP. Mr. Thorpe received an A.B. from Stanford University and an M.B.A. from Harvard Business School. As a member of our board of directors, Mr. Thorpe contributes his strategic, financial, healthcare and capital markets expertise through his career with equity investment firms. Mr. Thorpe also contributes insights on board leadership developed through his service on several boards of Hellman & Friedman’s portfolio companies.

Section 16(a) Beneficial Ownership Reporting Compliance

None of our directors, executive officers or beneficial owners of more than 10% of our equity securities is required to file reports pursuant to Section 16(a) of the Exchange Act, with respect to their relationship with us because we do not have equity securities registered pursuant to Section 12 of the Exchange Act.

Governance Matters

Composition of our Board of Directors

Pursuant to the stockholders’ agreement among Emdeon, Parent, the Investor Group and the other equity holders of Parent, including certain members of our senior management (“Stockholders’ Agreement”), Parent’s board of directors must be comprised of at least five members, three of whom are designated by Blackstone, one of whom is designated by Hellman & Friedman and one of whom is our chief executive officer. Blackstone may increase the size of Parent’s board of directors to seven directors to accommodate the election of two independent directors to be selected by Blackstone in consultation with Hellman & Friedman. According to the terms of the Stockholders’ Agreement, we are required to take all necessary action to cause the persons constituting Parent’s board of directors to be appointed as members of our board of directors unless Blackstone or Hellman & Friedman otherwise elects. In the event that Hellman & Friedman ceases to hold 25% or more of its initial ownership interest in Parent, it will no longer be entitled to designate a director for election to Parent’s or our board of directors or to a consultation right with respect to the election of independent directors. Blackstone has the right to appoint and remove (in consultation with Hellman & Friedman) all independent directors on Parent’s and our boards of directors and fill vacancies created by reason of death, removal or resignation of all such independent directors. In addition, for so long as certain investment funds associated with Goldman, Sachs & Co. continue to hold, together with their affiliates, at least 10% of the 2020 Notes, we have granted GS Mezzanine Partners V Institutional, L.P. a right to (i) designate a non-voting observer to our board of directors, (ii) consult with our management on matters relating to our operations, (iii) access our facilities, properties, books and records and (iv) receive additional information as it may reasonably request from time to time.

In January 2012, the size of our board of directors was increased to six, and Ms. Pure was elected to serve as an independent director on each of Parent’s and our boards of directors. In November 2012, the size of our board of directors was increased to seven. At such time, Mr. Lance was elected to serve on each of Parent’s and our board of directors as a designee of Blackstone and Mr. Pead was also elected to serve as an independent director on each of Parent’s and our board of directors.

Board Committees

Pursuant to the Stockholders’ Agreement, our board of directors has three standing committees: an audit committee, a compensation committee and a nominating committee. Each of the standing committees operates pursuant to a written charter. The following is a brief description of the standing committees of our board of directors, including their membership and responsibilities.

Audit Committee. The audit committee assists our board of directors in fulfilling its fiduciary oversight responsibilities by reviewing: (i) the integrity of financial information, (ii) the performance of our internal audit function and systems of internal controls and (iii) our compliance with legal and regulatory requirements. In addition, the audit committee has direct responsibility for the appointment, compensation, retention (including termination) and oversight of our independent registered public accounting firm. The audit committee also reviews and approves related party transactions in accordance with our Related Party Transaction Policy. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence — Related Party Transactions Policies and Procedures” of this Annual Report.

The audit committee is currently comprised of Messrs. Dal Bello (chair), Pead and Thorpe. Because we do not have and are not currently seeking to list any securities on a national securities exchange or on an automated quotation system, our board of directors is not required to have on the audit committee a person who qualifies under the rules of the SEC as an “audit committee financial expert” or as having accounting or financial management expertise under the similar rules of the national securities exchanges. While the audit committee has not designated any of its members as an audit committee financial expert, we believe that each of the current members of the audit committee is fully qualified to address any accounting, financial reporting or audit issues that may come before the audit committee.

Compensation Committee. The compensation committee (i) reviews and recommends policies relating to compensation and benefits of our directors, employees and certain other persons providing services to us and (ii) is responsible for reviewing and approving the compensation of our senior management. The compensation committee is currently comprised of Messrs. Simpkins (chair), Dal Bello and Thorpe.

Nominating Committee. The nominating committee (i) assists our board of directors in identifying and recommending individuals qualified to serve as directors of the Company, (ii) recommends to our board of directors director nominees for each committee of our board of directors, (iii) reviews and considers candidates who may be suggested by any of our directors or executive officers, or by any of our stockholders, if made in accordance with the Stockholders’ Agreement, our certificate of incorporation, bylaws and applicable law and (iv) reviews succession plans relating to senior management. The nominating committee is currently comprised of Messrs. Simpkins (chair), Lance and Thorpe.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. The Code of Business Conduct and Ethics is available on the Investors page of our website at http://investors.emdeon.com under the heading “Corporate Governance.” We plan to post any amendments to the Code of Business Conduct and Ethics on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The following discussion analyzes our executive compensation program with respect to our named executive officers for the year ended December 31, 2012 and the material elements of the compensation packages awarded to such officers. The individuals whose compensation is discussed below are our Chief Executive Officer, George I. Lazenby, IV; our Executive Vice President — Chief Financial Officer, Bob A. Newport, Jr.; our Executive Vice President — Revenue Cycle Solutions, T. Ulrich Brechbühl; our Executive Vice President — Ambulatory Services, Sajid Khan; and our Executive Vice President — Payer Services, Gary D. Stuart. We collectively refer to these individuals in the following discussion as our “named executive officers.”

The Role of the Compensation Committee

The responsibilities of our compensation committee include:

•	reviewing and approving corporate goals and objectives relevant to the compensation of the Company’s senior management;

•	evaluating the performance of the Company’s senior management;

•	determining and approving compensation of the Company’s senior management;

•

reviewing and approving the following as they affect the Company’s senior management: all cash-based and equity-based incentive awards, employment agreements, severance arrangements, any change in control agreements and any special or supplemental compensation and benefits;

•	overseeing and administering our equity incentive plans, our 401(k) Plan and Health and Welfare Plan;

•	making recommendations to our board of directors with respect to compensation philosophy and policies for director compensation;

•

reviewing periodically the Company’s compensation policies and practices to ensure that they properly incentivize employees to act in the long-term best interests of the Company and do not encourage excessive risk taking;

•	reviewing and discussing with management the compensation discussion and analysis, when required by SEC rules for inclusion in our applicable filings;

•	reviewing and discussing with management the compensation committee report, when required by SEC rules for inclusion in our applicable filings; and

•	monitoring compensation matters and retaining appropriate advisors to assist in the evaluation of such compensation matters.

The compensation committee works directly with our chief executive officer to set annual compensation of each of our named executive officers other than our chief executive officer. To this end, our chief executive officer completes an evaluation of each such named executive officer, makes recommendations regarding the compensation of such officer and presents his evaluations and compensation recommendations to the compensation committee.

After considering our chief executive officer’s evaluations and recommendations and such other factors as the nature and responsibilities of each named executive officer’s position, the named executive officer’s experience, Emdeon’s achievement of corporate goals, the named executive officer’s achievement of individual goals and competitive industry compensation, the compensation committee sets the annual compensation of our named executive officers. The compensation committee then sets the compensation of our chief executive officer in a meeting at which the chief executive officer is not present. The compensation for each of our named executive officers is set and recommended for adoption at meetings of the compensation committee generally held in the first quarter of each year.

Compensation Philosophy and Objectives

Our compensation program is centered around a pay-for-performance philosophy and is designed to reward our named executive officers for their abilities, experience and efforts. We believe our solutions reflect the individual and combined knowledge and performance that our compensation programs are structured to reward. Our ability to attract, retain and motivate the highly-qualified and experienced professionals who are vital to our success as a company is directly tied to the compensation programs we offer.

We believe that having compensation programs designed to align executive officers’ interests with those of Emdeon in achieving positive business results and to reinforce accountability is the cornerstone to successfully implementing and achieving our strategic plans. In determining the compensation of our named executive officers, we are guided by the following key principles:

Competitiveness of Compensation. Compensation should be responsive to the competitive marketplace so that we continue to be able to attract, retain and motivate talented executives.

Accountability for Overall Business Performance. A portion of compensation should be tied to our overall performance so that our named executive officers are held accountable through their compensation for the performance of Emdeon as a whole.

Accountability for Individual Performance. A portion of compensation should be tied to the named executive officer’s own individual performance to encourage and reflect individual contributions to our performance.

Alignment with Stockholder Interests. A portion of compensation should be tied to our financial performance through equity awards to align our named executive officers’ interests with those of our stockholders.

We seek to maintain a performance-oriented culture and a compensation approach that rewards our named executive officers when we achieve our goals and objectives, while putting at risk an appropriate portion of their compensation against the possibility that our goals and objectives may not be achieved. Consistent with this philosophy, we have sought to create an executive compensation package that balances short-term versus long-term components, cash versus equity elements and fixed versus contingent payments in ways that we believe are most appropriate to motivate our named executive officers.

Overview of Components of Compensation

Compensation for our named executive officers consists of the following key components:

•	base salary;

•	annual cash bonuses; and

•	equity-based awards.

The first component of named executive officer compensation is base salary, which is intended to secure the services of the executive and compensate him for his functional roles and responsibilities.

The second component is an annual cash bonus opportunity, which is based upon a combination of Company and individual performance. These cash bonus opportunities are intended to link executive pay directly to achievement of annual Company operating and/or other performance objectives. We believe this compensation component aligns the interests of our named executive officers with the interests of our stockholders in the pursuit of short- to medium-term performance that should create value for our stockholders.

The third component is equity-based awards which provide a long-term incentive component to named executive officer compensation packages. Equity-based awards granted to our named executive officers align a portion of our named executive officers’ compensation to the interests of our investors and to each other, further reinforcing collaborative efforts for their mutual success. Equity-based compensation also fosters a long-term commitment from our named executive officers to the Company and balances the shorter-term cash components of compensation that we provide.

In addition, our named executive officers are eligible to receive the same benefits that we provide and to participate in all plans that we offer to other full-time employees, including health and welfare benefits and participation in our 401(k) Savings Plan.

We also provide our named executive officers with severance payments and benefits in the event of an involuntary or, in certain cases, constructive termination of employment without cause and accelerated equity award vesting in connection with a change in control of the Company.

Base Salary

We provide each named executive officer with a base salary for the services that the executive officer performs for us. This compensation component constitutes a stable element of compensation while other compensation elements are variable. Base salaries are reviewed annually and may be increased in light of the individual past performance of the named executive officer, company performance, any change in the executive’s position within our business, the scope of his responsibilities and any changes thereto and his tenure with the Company.

During 2012, the base salary for Messrs. Lazenby, Newport, Brechbühl, Khan and Stuart was $500,000, $325,000, $350,000, $325,000 and $325,000, respectively. For 2012, base salaries comprised 5%, 9%, 9%, 9% and 9% of the total compensation for Messrs. Lazenby, Newport, Brechbühl, Khan and Stuart, respectively. Effective in March 2013, Mr. Lazenby received an increase in annual base salary from $500,000 to $700,000, Mr. Brechbühl received an increase from $350,000 to $365,000, Messrs. Khan and Stuart received increases from $325,000 to $350,000 and Mr. Newport received an increase from $325,000 to $340,000.

Annual Cash Bonuses

We provide our named executive officers with the opportunity to share in our success through annual bonuses awarded under our bonus program (the “Management Bonus Program”). The Management Bonus Program provides Emdeon’s senior management and certain key employees the opportunity to earn compensation in addition to their base salaries up to a target bonus potential. The compensation committee has general authority for oversight and interpretation of the Management Bonus Program. The compensation committee, with the recommendations of our chief executive officer (other than with respect to himself), is responsible for (i) setting annual objective performance targets, (ii) reviewing actual performance and (iii) determining the amount of the compensation payable to each named executive officer.

Under the Management Bonus Program, a participant’s annual target bonus is calculated as a percentage of the participant’s annual base salary as of the end of the fiscal year, with the target percentages generally being aligned with the participant’s level and role at the Company. The funding of bonuses under the Management Bonus Program is dependent on achievement of annual objective performance targets by the Company as a whole and of the operating division or divisions of which a participant is a part, if applicable. The amount of compensation a participant is eligible to be paid under the Management Bonus Program is determined primarily on the basis of objective Company performance measures determined by the compensation committee each year, such as Adjusted EBITDA and total revenue.

After reviewing the actual performance of the Company, the compensation committee, with recommendations of our chief executive officer (other than with respect to himself), then undertakes a subjective evaluation of each named executive officer’s performance. The compensation committee does not rely on preset formulas, thresholds or multiples in the subjective portion of its evaluation but rather relies upon its and our chief executive officer’s judgment after careful consideration of subjective factors such as an executive’s performance during the year against established goals, leadership qualities, operational performance, business responsibilities, long-term potential to enhance stockholder value, current compensation arrangements and tenure with the Company.

2012

The compensation committee determined that 60% of the 2012 objective performance measures were based on Adjusted EBITDA targets and 40% were based on revenue targets under the Management Bonus Program. For the year ended December 31, 2012, annual cash bonuses were linked to achievement of Adjusted EBITDA within a range of $298 million to $347 million and achievement of revenue from $1.14 billion to $1.26 billion. We believe the combination of these performance factors and the proportionate weighting assigned to each reflected our overall Company goals for 2012, which balanced the achievement of revenue growth and improving our operating efficiency. These measures were calculated in the same manner as reported in our financial results.

For 2012, our named executive officers’ target annual cash bonuses as a percentage of base salary were 100% for Mr. Lazenby, and 75% for each of Messrs. Newport, Brechbühl, Khan and Stuart. The compensation committee, together with Mr. Lazenby, reviewed the Company and individual performance results at its first quarter 2013 meetings. The compensation committee determined the actual amount of bonus paid to Mr. Lazenby, and, together with Mr. Lazenby’s input, determined the bonus payment for each other named executive officer. Based upon both achievement of Adjusted EBITDA of $316 million and revenue of $1.18 billion under the Management Bonus Program and each named executive officer’s performance review, Messrs. Lazenby, Newport, Brechbühl, Khan and Stuart received bonuses of $475,000, $215,000, $225,000, $245,000 and $250,000, respectively, for 2012.

2013

In February 2013, the compensation committee determined the objective performance measures for 2013 under the Management Bonus Program. For the year ending December 31, 2013, 60% of the objective performance measures will be based on Adjusted EBITDA targets and 40% will be based on revenue targets. After the objective performance measures are calculated, adjustments to the annual cash bonuses payable for 2013 will be made based on the executive’s achievement of individual objectives and contributions to us during the year. For 2013, our named executive officers’ target annual cash bonuses as a percentage of base salary are 100% for Mr. Lazenby, 85% for each of Messrs. Brechbühl, Khan and Stuart and 80% for Mr. Newport.

Equity-Based Awards

In addition to base salary and cash bonus compensation, each of our named executive officers is provided equity-based award compensation. Parent adopted the Parent Equity Plan, which amended and restated the 2009 Plan, in connection with the 2011 Transactions. Pursuant to the Parent Equity Plan, 125,718 shares of Parent common stock have been reserved for issuance of equity awards to employees, directors and consultants of Parent and its affiliates. Parent has the authority to grant awards, to set the terms and conditions of such awards and to adopt, alter and repeal rules, guidelines and practices relating to the Parent Equity Plan and any awards granted thereunder. Because we are an indirect wholly owned subsidiary of Parent, awards under the Parent Equity Plan represent an indirect ownership interest in Emdeon.

In July 2012, Parent granted stock option awards to purchase shares of Parent common stock under the Parent Equity Plan. Pursuant to the individual award agreements entered into by certain of our named executive officers, the option awards are divided into four tranches as follows:

(1) Tier 1 Time-Vesting Options, which have an exercise price per share equal to $1,000 (the grant date fair market value as determined by Parent) and vest in equal 20% annual installments on the first through the fifth anniversary of the Merger, subject to the optionee’s continued employment through each vesting date;

(2) Tier 2 Time-Vesting Options, which have an exercise price of $2,500, and vest in equal 20% annual installments on the first through the fifth anniversary of the Merger, subject to the optionee’s continued employment through each vesting date;

(3) 2x Exit-Vesting Options, which have an exercise price per share equal to $1,000, and vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least 2.0 times Blackstone’s cumulative invested capital (measured on a per Parent share basis) in Parent (the “2x MOIC Hurdle”) or (ii) sufficient to result in an annual internal rate of return on Blackstone’s cumulative invested capital in Parent of at least 20% (the “20% IRR Hurdle”); and

(4) 2.5x Exit-Vesting Options, which have an exercise price per share equal to $1,000, and vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least 2.5 times Blackstone’s cumulative invested capital (measured on a per Parent share basis) in Parent (the “2.5x MOIC Hurdle”) or (ii) sufficient to result in an annual internal rate of return on Blackstone’s cumulative invested capital in Parent of at least 25% (the “25% IRR Hurdle”).

The equity awards granted to our named executive officers are as follows: Mr. Lazenby was granted options to purchase an aggregate of 20,000 shares of Parent common stock; Mr. Newport was granted options to purchase an aggregate of 6,235 shares of Parent common stock; Mr. Brechbühl was granted options to purchase an aggregate of 7,180 shares of Parent common stock; Mr. Khan was granted options to purchase an aggregate of 6,235 shares of Parent common stock; and Mr. Stuart was granted options to purchase an aggregate of 6,235 shares of Parent common stock.

Perquisites and Other Benefits

Our named executive officers are eligible to receive the same benefits we provide, and to participate in all plans we offer, to other full-time employees, including health and dental insurance, group term life insurance, short- and long-term disability insurance, other health and welfare benefits, our 401(k) Savings Plan (including Emdeon’s matching contribution) and other voluntary benefits. Perquisites, however, are not a material component of our executive compensation programs.

In 2012, the only perquisite or other compensation benefits deemed to be other compensation to our named executive officers for purposes of the Summary Compensation Table below were matching contributions made by Emdeon on their behalf to our 401(k) Savings Plan. Our named executive officers participate in and make elective contributions under our 401(k) Savings Plan in the same manner as our other employees. See “— Summary Compensation Table” below.

Severance and Change in Control Protection

Each of our named executive officers is party to an employment agreement with us. Pursuant to these employment agreements, we provide salary continuation and other benefits in the event of involuntary or, in certain cases, constructive termination of employment without cause. Each such employment agreement was negotiated with the respective named executive officer and specifies certain terms of compensation, including an annual rate of base salary and eligibility for an annual cash bonus. Pursuant to these employment agreements, each named executive officer is subject to restrictive covenants, including confidentiality, non-competition and non-solicitation obligations. The employment of each named executive officer under these employment agreements continues in effect until terminated by us or by the named executive officer. In September 2012, each of our named executive officers entered into an amended and restated employment agreement with us. The primary purposes of the amended employment agreements were to reflect the named executive officers’ current roles and compensation levels and, for certain of our named executive officers, to update the change-in-control definition set forth therein to reflect our new organizational structure and status as a privately-owned company as a result of the 2011 Transactions.

Pursuant to the 2012 award agreements under the Parent Equity Plan, the awards granted to each named executive officer include acceleration of vesting features in connection with a change of control (as defined in the Stockholders’ Agreement). All outstanding unvested (i) Tier 1 and Tier 2 Time-Vesting Options will vest in full to the extent not previously forfeited; (ii) 2x Exit-Vesting Options will become fully vested if either the 2x MOIC Hurdle or the 20% IRR Hurdle is satisfied in connection with the change of control; and (iii) 2.5x Exit-Vesting Options will become fully vested if either the 2.5x MOIC Hurdle or 25% IRR Hurdle is satisfied in connection with the change of control.

The protections afforded by the employment and equity award agreements were, and continue to be, designed to provide financial security in the event of certain corporate transactions and/or qualifying termination of employment, as well as consideration for the executive’s compliance with post-employment restrictive covenants. We believe that these protections have assisted, and continue to assist, in retaining our named executive officers and provide a basis for continuing the cohesive operation of our business. These payments and benefits are described in more detail in the section entitled “— Potential Payments Upon Termination or Change in Control.”

Risk Guidelines

The structure of our compensation programs is designed to promote behavior that supports value creation for our stockholders. We believe that the attention of our named executive officers and other key employees should be focused upon key strategic, operational and financial measures. To this end, a considerable portion of the compensation packages of our named executive officers and other key employees are driven by our long-term success. By focusing upon our sustained profitability and growth, we believe our compensation programs discourage our named executive officers and other employees from engaging in unnecessary and excessive risk taking.

Accounting and Tax Matters

We account for stock-based payments in accordance with FASB Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”). We operate our compensation programs with the intention of complying with compensation rules under Sections 409A and 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Section 162(m) generally denies a federal income tax deduction for certain compensation in excess of $1 million per year paid to certain executive officers of a publicly-traded equity company. Certain types of compensation are excluded from the deduction limit.

Because we became a privately-owned company following the 2011 Transactions, we are no longer subject to the limitations imposed by Section 162(m). The compensation committee, however, intends to continue to take actions that are deemed to be in the best interest of the Company and its stockholders and to maximize the effectiveness of the Company’s executive compensation plans. Accordingly, we presently consider the tax, accounting and disclosure consequences to be influential but not determinant factors in the design of our named executive officer compensation packages.

Compensation Committee Interlocks and Insider Participation

During 2012, none of our executive officers served as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our board of directors or the compensation committee. During 2012, our compensation committee consisted of Messrs. Dal Bello, Simpkins and Thorpe.

Compensation Committee Report

The compensation committee has reviewed the foregoing Compensation Discussion and Analysis and discussed it with management and, based on such review and discussion, recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report.

Submitted by the compensation committee of the board of directors,

Michael Dal Bello Neil P. Simpkins Allen R. Thorpe

Summary Compensation Table

The following table summarizes the compensation earned by each of our named executive officers for the years ended December 31, 2012, 2011 and 2010. In addition, there are certain contractual arrangements that exist between us and the named executive officers, including a tax receivable agreement, that are not compensatory and are described in Part III, Item13, “Certain Relationships and Related Transactions, and Director Independence.”

For purposes of the following tables and other disclosures regarding executive compensation below, references to “2011” refer to the combination of the Predecessor period of January 1, 2011 through November 1, 2011 and the Successor period of November 2, 2011 through December 31, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)

George I. Lazenby, IV	2012	500,000	—	—	9,419,125	475,000	5,000	10,399,125
Chief Executive Officer	2011	500,000	—	231,300	504,000	287,000	11,954,844	13,477,144
	2010	500,000	—	429,260	962,208	91,679	4,615	1,987,762

Bob A. Newport, Jr.	2012	325,000	—	—	2,943,420	215,000	6,250	3,489,670
Chief Financial Officer	2011	323,462	—	185,040	403,200	150,000	4,493,984	5,555,686
	2010	310,961	—	206,375	407,088	48,131	4,900	977,455

T. Ulrich Brechbühl(4)	2012	350,000	—	—	3,392,797	225,000	6,250	3,974,047
Executive Vice President —	2011	—	—	—	—	—	—	—
Revenue Cycle Solutions	2010	—	—	—	—	—	—	—

Sajid Khan(4)	2012	325,000	—	—	2,943,420	245,000	—	3,513,420
Executive Vice President —	2011	—	—	—	—	—	—	—
Ambulatory Services	2010	—	—	—	—	—	—	—

Gary D. Stuart	2012	325,000	—	—	2,943,420	250,000	6,250	3,524,670
Executive Vice President —	2011	321,154	—	154,200	336,000	150,000	4,829,083	5,790,437
Payer Services	2010	300,000	—	123,825	296,064	45,839	4,900	770,628

(1)	The amounts reported in this column represent the aggregate grant date fair value of the stock options computed in accordance with FASB ASC Topic 718. Additional information regarding the awards is set forth in the tables and notes in the sections entitled “— Grants of Plan-Based Awards During 2012” and “— Outstanding Equity Awards at December 31, 2012.” Please see Note 15 to the consolidated financial statements for the year ended December 31, 2012 included elsewhere in this Annual Report for more information on how amounts in this column are calculated.
(2)	The amounts reported in this column were paid under our annual cash bonus program.
(3)	For 2012, each named executive officer’s additional compensation consists of matching contributions to our 401(k) Savings Plan.
(4)	Messrs. Brechbühl and Khan were not named executive officers for the years ended December 31, 2011 and 2010. Therefore, only compensation for the year ended December 31, 2012 is included in the chart.

Grants of Plan-Based Awards During 2012

The following table summarizes (i) awards granted under our Management Bonus Program and (ii) awards of options to purchase shares of Parent common stock.

GRANTS OF PLAN-BASED AWARDS DURING 2012

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Threshold ($)(2)	Target ($)	Maximum ($)(3)	Threshold (#)	Target (#)		Maximum (#)
George I. Lazenby, IV	2/28/2012	125,000	500,000	1,000,000	—	—		—	—	—		—	—
Chief Executive Officer	7/17/2012	—	—	—	—	3,750	(5)	—	—	—		1,000.00	1,706,700
	7/17/2012	—	—	—	—	3,750	(6)	—	—	—		1,000.00	1,545,825
	7/17/2012	—	—	—	—	—		—	—	5,000	(7)	2,500.00	1,907,500
	7/17/2012	—	—	—	—	—		—	—	7,500	(8)	1,000.00	4,259,100

Bob A. Newport, Jr.	2/28/2012	60,938	243,750	487,500	—	—		—	—	—		—	—
Chief Financial Officer	7/17/2012	—	—	—	—	1,183.75	(5)	—	—	—		1,000.00	538,748
	7/17/2012	—	—	—	—	1,183.75	(6)	—	—	—		1,000.00	487,965
	7/17/2012	—	—	—	—	—		—	—	1,500	(7)	2,500.00	572,250
	7/17/2012	—	—	—	—	—		—	—	2,367.5	(8)	1,000.00	1,344,456

T. Ulrich Brechbühl	2/28/2012	65,625	262,500	525,000	—	—		—	—	—		—	—
Executive Vice President —	7/17/2012	—	—	—	—	1,370	(5)	—	—	—		1,000.00	623,514
Revenue Cycle Solutions	7/17/2012	—	—	—	—	1,370	(6)	—	—	—		1,000.00	564,741
	7/17/2012	—	—	—	—	—		—	—	1,700	(7)	2,500.00	648,550
	7/17/2012	—	—	—	—	—		—	—	2,740	(8)	1,000.00	1,555,991

Sajid Khan	2/28/2012	60,938	243,750	487,500	—	—		—	—	—		—	—
Executive Vice President —	7/17/2012	—	—	—	—	1,183.75	(5)	—	—	—		1,000.00	538,748
Ambulatory Services	7/17/2012	—	—	—	—	1,183.75	(6)	—	—	—		1,000.00	487,965
	7/17/2012	—	—	—	—	—		—	—	1,500	(7)	2,500.00	572,250
	7/17/2012	—	—	—	—	—		—	—	2,367.5	(8)	1,000.00	1,344,456

Gary D. Stuart	2/28/2012	60,938	243,750	487,500	—	—		—	—	—		—	—
Executive Vice President —	7/17/2012	—	—	—	—	1,183.75	(5)	—	—	—		1,000.00	538,748
Payer Services	7/17/2012	—	—	—	—	1,183.75	(6)	—	—	—		1,000.00	487,965
	7/17/2012	—	—	—	—	—		—	—	1,500	(7)	2,500.00	572,250
	7/17/2012	—	—	—	—	—		—	—	2,367.5	(8)	1,000.00	1,344,456

(1)	The amounts reported in these columns reflect amounts payable pursuant to our Management Bonus Program for 2012 at various points within the range of Company performance goals, assuming the satisfaction of individual performance criteria. For a description of the material terms of these awards and actual payouts made, see “Compensation Discussion and Analysis — Annual Cash Bonuses.”
(2)	The “threshold” represents the amount payable upon achievement at the starting point of the targeted ranges of Adjusted EBITDA and revenue, as calculated under the Management Bonus Program for 2012.
(3)	The “maximum” represents the amount payable upon achievement at the top of the targeted ranges of Adjusted EBITDA and revenue, as calculated under the Management Bonus Program for 2012.
(4)	The amounts reported in this column represent the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718. Please see Note 15 to the consolidated financial statements for the year ended December 31, 2012 included elsewhere in this Annual Report for more information on how these amounts were calculated.
(5)	Represents the 2x Exit-Vesting Options, which vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least the 2x MOIC Hurdle or (ii) sufficient to meet the 20% IRR Hurdle.
(6)	Represents the 2.5x Exit-Vesting Options, which vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least the 2.5x MOIC Hurdle or (ii) sufficient to meet the 25% IRR Hurdle.
(7)	Represents the Tier 2 Time-Vesting Options which vest in equal 20% annual installments on the first through the fifth anniversary of the Merger, subject to the optionee’s continued employment through each vesting date.
(8)	Represents the Tier 1 Time-Vesting Options which vest in equal 20% annual installments on the first through the fifth anniversary of the Merger, subject to the optionee’s continued employment through each vesting date.

Outstanding Equity Awards at December 31, 2012

The following table provides information regarding outstanding equity awards held by each of our named executive officers as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2012

	Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
George I. Lazenby, IV	11/2/2011	1,302	(1)	—		—		250.00	8/11/2019(2)
Chief Executive Officer	11/2/2011	48	(1)	—		—		250.00	3/11/2020(2)
	7/17/2012	—		—		3,750	(3)	1,000.00	7/17/2022
	7/17/2012	—		—		3,750	(4)	1,000.00	7/17/2022
	7/17/2012	1,000	(5)	4,000	(5)	—		2,500.00	7/17/2022
	7/17/2012	1,500	(6)	6,000	(6)	—		1,000.00	7/17/2022

Bob A. Newport, Jr.	11/2/2011	460	(1)	—		—		250.00	8/11/2019(2)
Chief Financial Officer	7/17/2012	—		—		1,183.75	(3)	1,000.00	7/17/2022
	7/17/2012	—		—		1,183.75	(4)	1,000.00	7/17/2022
	7/17/2012	300	(5)	1,200	(5)	—		2,500.00	7/17/2022
	7/17/2012	473.50	(6)	1,894	(6)	—		1,000.00	7/17/2022

T. Ulrich Brechbühl	11/2/2011	240	(1)	—		—		250.00	10/1/2020(2)
Executive Vice President —	7/17/2012	—		—		1,370	(3)	1,000.00	7/17/2022
Revenue Cycle Solutions	7/17/2012	—		—		1,370	(4)	1,000.00	7/17/2022
	7/17/2012	340	(5)	1,360	(5)	—		2,500.00	7/17/2022
	7/17/2012	548	(6)	2,192	(6)	—		1,000.00	7/17/2022

Sajid Khan	11/2/2011	565	(1)	—		—		250.00	8/11/2019(2)
Executive Vice President —	7/17/2012	—		—		1,183.75	(3)	1,000.00	7/17/2022
Ambulatory Services	7/17/2012	—		—		1,183.75	(4)	1,000.00	7/17/2022
	7/17/2012	300	(5)	1,200	(5)	—		2,500.00	7/17/2022
	7/17/2012	473.50	(6)	1,894	(6)	—		1,000.00	7/17/2022

Gary D. Stuart	11/2/2011	550	(1)	—		—		250.00	8/11/2019(2)
Executive Vice President —	7/17/2012	—		—		1,183.75	(3)	1,000.00	7/17/2022
Payer Services	7/17/2012	—		—		1,183.75	(4)	1,000.00	7/17/2022
	7/17/2012	300	(5)	1,200	(5)	—		2,500.00	7/17/2022
	7/17/2012	473.50	(6)	1,894	(6)	—		1,000.00	7/17/2022

(1)	In connection with the 2011 Transactions, the Company’s outstanding stock options became fully vested immediately prior to the closing of the Merger and, for certain members of senior management, were exchanged for the Rollover Options. The exercise price and number of shares subject to the Rollover Options were determined in accordance with applicable tax rules governing the conversion of options in the context of a change in control transaction. These amounts reflect the shares of Parent common stock underlying vested Rollover Options.
(2)	The Rollover Options have a 10-year term from the grant date of the original option which was granted under the 2009 Plan and rolled into the Parent Equity Plan. All or a portion of a Rollover Option may expire prior to its stated expiration date in the event of the optionee’s termination of employment.
(3)	Represents the 2x Exit-Vesting Options, which vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least the 2x MOIC Hurdle or (ii) sufficient to meet the 20% IRR Hurdle.
(4)	Represents the 2.5x Exit-Vesting Options, which vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least the 2.5x MOIC Hurdle or (ii) sufficient to meet the 25% IRR Hurdle.
(5)	Represents the Tier 2 Time-Vesting Options which vest in equal 20% annual installments on the first through the fifth anniversary of the Merger, subject to the optionee’s continued employment through each vesting date.
(6)	Represents the Tier 1 Time-Vesting Options which vest in equal 20% annual installments on the first through the fifth anniversary of the Merger, subject to the optionee’s continued employment through each vesting date.

Equity Awards Exercised During the Year Ended December 31, 2012

During the year ended December 31, 2012, there were no stock options exercised by any of the named executive officers.

Potential Payments Upon Termination or Change in Control

The following summaries and table describe and quantify the potential payments and benefits that we would provide to our named executive officers in connection with their termination of employment and/or change in control. In determining amounts payable, we have assumed in all cases that the terms of the executive’s current employment and equity award agreements with us were in effect on, and the termination of employment and/or change in control occurred on December 31, 2012.

Severance Benefits-Employment Agreements

The employment of each named executive officer may be terminated by us or by the executive at any time, with or without “cause.” Pursuant to each named executive officer’s employment agreement in effect at the end of 2012, the applicable named executive officer is entitled to receive severance benefits upon termination by us without “cause,” upon his resignation for “good reason,” or upon his termination due to his death or permanent disability. Upon an eligible termination, each named executive officer is entitled to continued payment of his base salary for one year (two years in the case of Mr. Lazenby) and reimbursement for COBRA health insurance premiums (up to the amount we pay for active employees) for one year (18 months in the case of Mr. Lazenby). The executive’s entitlement to these severance payments and benefits is generally conditioned on continued compliance with his obligations not to compete with us and not to solicit our employees or customers (for 18 months following termination of employment and two years in the case of Mr. Lazenby) and his release of all claims against us.

A termination for “cause” generally includes any of the following: failure to comply with our employment policies; misconduct or dishonesty in connection with his duties; or conviction of a felony or crime involving moral turpitude. Resignation for “good reason” generally includes: a reduction in the executive’s base salary; a reduction in the executive’s title, authority or duties or a relocation by more than fifty miles of the executive’s principal place of employment. For Messrs. Brechbühl, Khan and Stuart, severance benefits are payable only upon resignation for “good reason” within 24 months following a “change in control.” A transaction prior to a future initial public offering that results in a “change in control” generally includes a sale or merger of Emdeon or its parent companies in which our stockholders do not hold a majority of the surviving or successor corporation; an event that causes Parent to cease to own indirectly 100% of Emdeon’s operating subsidiary; or a sale of all or substantially all of the assets of Emdeon, its parent companies or its operating subsidiary. A transaction following a future initial public offering that results in a “change in control” generally includes the acquisition by any person (other than a member of the Investor Group) of 35% or more of voting stock of our public company successor (the “Public Company”); a change in the control of at least a majority of the outstanding voting power of the Public Company as a result of any tender or exchange offer, merger or other business combination transaction; a majority change in the composition of the Public Company’s board of directors members as a result of a proxy contest or material transaction; or stockholder approval of a liquidation, sale, or other disposition of substantially all the Public Company’s assets. Under the terms of their employment agreements, Messrs. Lazenby and Newport are entitled to severance benefits in the event of resignation for “good reason” without regard to whether a “change in control” transaction has or will occur.

No named executive officer has any right to receive a “gross up” for any excise tax imposed by Section 4999 of the Code, or any other federal, state and local income tax.

Accelerated Vesting of Equity-Based Awards

As discussed above, (i) all outstanding unvested Tier 1 and Tier 2 Time-Vesting Options will vest upon a change in control and (ii) the 2x Exit-Vesting Options and 2.5x Exit-Vesting Options will vest upon the occurrence of certain “exit” transactions described above which may coincide with a change in control. The provisions governing the 2012 equity awards held by certain of our named executive officers pursuant to the Parent Equity Plan are described in further detail in the section entitled “Executive Compensation — Severance and Change in Control Protection.”

Calculations of Benefits to Which Executives Would be Entitled

Assuming termination of employment occurred on December 31, 2012, the dollar value of the payments and other benefits to be provided to each named executive officer under his employment agreement are estimated to be as follows:

Estimated Payments And Benefits Upon Termination

Name	Termination by us Without “Cause” or Upon Death Or Disability	Resignation for “Good Reason”	Resignation for “Good Reason” Following a “Change in Control”

George I. Lazenby, IV Chief Executive Officer	Salary Continuation $1,000,000 Insurance Coverage $26,349	Salary Continuation $1,000,000 Insurance Coverage $26,349	Salary Continuation $1,000,000 Insurance Coverage $26,349

Bob A. Newport, Jr. Chief Financial Officer	Salary Continuation $325,000 Insurance Coverage $16,099	Salary Continuation $325,000 Insurance Coverage $16,099	Salary Continuation $325,000 Insurance Coverage $16,099

T. Ulrich Brechbühl Executive Vice President — Revenue Cycle Solutions	Salary Continuation $350,000 Insurance Coverage $18,559	—	Salary Continuation $350,000 Insurance Coverage $18,599

Sajid Khan Executive Vice President — Ambulatory Services	Salary Continuation $325,000 Insurance Coverage $18,473	—	Salary Continuation $325,000 Insurance Coverage $18,473

Gary D. Stuart Executive Vice President — Payer Services	Salary Continuation $325,000 Insurance Coverage $16,012	—	Salary Continuation $325,000 Insurance Coverage $16,012

DIRECTOR COMPENSATION

This section describes the compensation we provided to our non-employee directors in 2012. Directors who are employed by us are not compensated by us for their services as directors. The table below shows amounts paid to our non-employee directors for the year ended December 31, 2012.

DIRECTOR COMPENSATION FOR THE YEAR ENDED DECEMBER 31, 2012

Name(4)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)

Pamela J. Pure(2)	100,000	—	56,217	—	156,217
Howard L. Lance(3)	25,000	—	283,940	—	308,940
Philip M. Pead(3)	25,000	—	283,940	—	308,940

(1)	The amounts reported in this column represent the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718. Please see Note 15 to the consolidated financial statements for the year ended December 31, 2012 included elsewhere in this Annual Report for more information on how these amounts were calculated.
(2)	Ms. Pure was elected to the board of directors in January 2012.
(3)	Messrs. Lance and Pead were elected to the board of directors in November 2012.
(4)	During 2012, our board of directors also included Robert Galvin, M.D., Allen R. Thorpe, Michael Dal Bello, Anjan Mukherjee and Neil P. Simpkins. Because these directors received no compensation for serving as directors, such directors are not included in this table.

In January 2012, pursuant to the Stockholders’ Agreement, our board of directors elected Ms. Pure as an independent director to serve as a member of Parent’s and our boards of directors upon her nomination by Blackstone, in consultation with Hellman & Friedman. Ms. Pure receives $100,000 as an annual retainer and was granted options to purchase 100 shares of Parent common stock pursuant to Parent Equity Plan. The options vest in equal annual installments over a three-year period, subject to continued membership on Parent’s and our boards of directors, and are subject to accelerated vesting in connection with a change of control (as defined in the Stockholders’ Agreement).

In November 2012, pursuant to the Stockholders’ Agreement, our board of directors elected Mr. Pead as an independent director to serve as a member of Parent’s and our boards of directors upon his nomination by Blackstone, in consultation with Hellman & Friedman, and elected Mr. Lance as a member of Parent’s and our boards of directors upon his nomination by Blackstone as a Blackstone nominee. Upon their election, the compensation of each of Messrs. Pead and Lance consisted of $100,000 as an annual retainer and an option grant to purchase 500 shares of Parent common stock pursuant to Parent Equity Plan. The options vest in equal annual installments over a five-year period, subject to the recipient’s continued membership on Parent’s and our boards of directors, and are subject to accelerated vesting in connection with a change of control (as defined in the Stockholders’ Agreement). In connection with his appointment as our chairman of the board on February 28, 2013, Mr. Lance’s annual retainer was increased to $250,000.

With the exception of Ms. Pure and Messrs. Pead and Lance, no other director currently receives compensation for his services as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Parent owns 100% of the issued and outstanding shares of common stock of Holdings, which, in turn, owns 100% of the issued and outstanding shares of common stock of Emdeon. The issued and outstanding capital stock of Parent consists of 1,211,286.75 shares of Parent common stock. The holders of Parent common stock are generally entitled to one vote per share on all matters submitted for action by the stockholders, to receive ratably such dividends and distributions as may be declared or paid from time to time by the board of directors and to pro rata distribution of any available and remaining assets upon a liquidation or dissolution of Holdings.

The following table sets forth certain information as of March 1, 2013 with respect to shares of Parent common stock beneficially owned by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group and (iv) each person known to us to be the beneficial owner of more than 5% of the outstanding Parent common stock as of such date.

Except as indicated in the footnotes to the table, each of the stockholders listed below has sole voting and investment power with respect to shares of Parent common stock owned by such stockholder. Unless otherwise noted, the address of each beneficial owner of is c/o Emdeon Inc., 3055 Lebanon Pike, Suite 1000, Nashville, Tennessee 37214, (615) 932-3000.

Name and Address of Beneficial Owner	Shares of Parent Common Stock Beneficially Owned		Percentage of Parent Common Stock Beneficially Owned
Principal Stockholders:
Blackstone(1)	966,041.75		79.75%
Hellman & Friedman(2)	245,000.00		20.23%
Directors and Named Executive Officers:
George I. Lazenby, IV	3,850.00	(3)	*
Bob A. Newport, Jr.	1,233.50	(3)	*
T. Ulrich Brechbühl	1,128.00	(3)	*
Sajid Khan	1,338.50	(3)	*
Gary D. Stuart	1,323.50	(3)	*
Michael Dal Bello(4)	—		—
Howard L. Lance	—		—
Philip M. Pead	—		—
Pamela J. Pure	33.33	(3)	*
Neil P. Simpkins(5)	—		—
Allen Thorpe(6)	—		—
All directors and executive officers as a group (13 persons)	10,243.83	(3)	*

*	Less than 1%.
(1)	Shares of Parent common stock shown as beneficially owned by Blackstone are held by the following entities: Blackstone Capital Partners VI L.P. (545,297.50 shares); Blackstone Family Investment Partnership VI L.P. (88.00 shares); Blackstone Family Investment Partnership VI- ESC L.P. (4,614.50 shares); Blackstone Eagle Principal Transaction Partners L.P. (406,041.75 shares); and GSO COF Facility LLC (10,000.00 shares). The address of each of the entities listed in this note is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.
(2)	Shares of Parent common stock shown as beneficially owned by Hellman & Friedman are held by the following entities: H&F Harrington AIV II, L.P. (83,320.24 shares); HFCP VI Domestic AIV, L.P. (159,987.45 shares); Hellman & Friedman Investors VI, L.P. (896.06 shares); Hellman & Friedman Capital Executives VI, L.P. (715.40 shares); Hellman & Friedman Capital Associates VI, L.P. (80.85 shares). The address of each of the entities listed in this note is c/o Hellman & Friedman LLC, One Maritime Plaza, 12th Floor, San Francisco, California 94111.
(3)	Includes shares of Parent common stock issuable upon the exercise of options that are or will become vested within 60 days after March 1, 2013.
(4)	Mr. Dal Bello is an employee of Blackstone, but has no investment or voting control over the shares beneficially owned by Blackstone. Mr. Dal Bello disclaims beneficial ownership of any shares of Parent common stock owned directly or indirectly by Blackstone, except to the extent of his indirect pecuniary interest therein, if any. Mr. Dal Bello’s address is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.
(5)	Mr. Simpkins is a Senior Managing Director in Blackstone’s Private Equity Group. Mr. Simpkins disclaims beneficial ownership of any shares of Parent common stock owned directly or indirectly by Blackstone, except to the extent of his indirect pecuniary interest therein, if any. Mr. Simpkins’s address is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.
(6)	Mr. Thorpe is a Managing Director of Hellman & Friedman, but is not a member of its investment committee. Mr. Thorpe disclaims beneficial ownership of any shares of Parent common stock owned directly or indirectly by Hellman & Friedman, except to the extent of his pecuniary interests therein, if any. The address for Mr. Thorpe is c/o Hellman & Friedman LLC, 390 Park Avenue, 21st Floor, New York, New York 10022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions Policies and Procedures

The Company’s board of directors has adopted a Related Party Transaction Policy (“RPT Policy”), which sets forth the Company’s policy with respect to the review, approval, ratification and disclosure of all related party transactions by the audit committee. In accordance with the RPT Policy, the audit committee has overall responsibility for the implementation and compliance with the RPT Policy.

For the purposes of the RPT Policy, an “interested transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company was, is or will be a participant and the amount involved exceeds, will or may be expected to exceed $100,000 and in which any related party had, has or will have a direct or indirect material interest. A “related party” is defined in the RPT Policy as (i) any person who is or was an executive officer, director or nominee for election as a director; (ii) greater than 5% beneficial owner of the Company; (iii) an immediate family member of any of the foregoing; or (iv) any entity in which any of the foregoing persons is employed or is a general partner, managing member or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

The Company’s RPT Policy requires that the audit committee review all “interested transactions” and either ratify, approve or disapprove our entry into the transaction. In determining whether to approve or ratify an “interested transaction,” the audit committee is required to consider all relevant information and take into account necessary factors, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under same or similar circumstances and the benefits to the Company of the transaction. In addition, the following “interested transactions” are deemed pre-approved by the audit committee: (i) any employment relationship or transaction involving an executive officer and any related compensation resulting solely from that employment relationship; (ii) any director compensation; (iii) any transactions with another company at which a related party’s only relationship is as a director or beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved does not exceed $100,000; or (iv) any transaction where the related party’s interest arises solely from the ownership of the Company securities and all holders of such securities received the same benefit on a pro rata basis.

The Company’s RPT Policy also provides that the audit committee shall review previously approved or ratified “interested transactions” that are ongoing to determine whether the transaction remains appropriate or should otherwise be modified or terminated. Additionally, the Company also makes periodic inquiries of directors, executive officers and the Investor Group with respect to any potential related person transaction to which they may be a party or of which they may be aware.

Tax Receivable Agreement Obligations to Related Parties

General

In connection with our IPO, we entered into two tax receivable agreements (the “Investors Tax Receivable Agreements”) with an entity referred to herein as the “Tax Receivable Entity,” which is currently controlled by affiliates of the Investor Group. In connection with the 2011 Transactions, we entered into amended and restated Investors Tax Receivable Agreements. We also entered into a third tax receivable agreement (the “Management Tax Receivable Agreement” and, together with the Investors Tax Receivable Agreements, the “Tax Receivable Agreements”) with certain members of our current and former senior management and directors (“Management Members”) in connection with our IPO. Except as otherwise discussed below under “— Certain Provisions of Tax Receivable Agreements,” the Tax Receivable Agreements generally provide for the payment by us to the Tax Receivable Entity or the Management Members of 85% of the amount of cash savings, if any, in United States federal, state and local income tax or franchise tax that we actually realize as a result of certain tax benefits (i) in existence at the time of our IPO, (ii) created in connection with our IPO, (iii) resulting from the 2011 Transactions, (iv) resulting from certain payments made under the Tax Receivable Agreements and (v) related to imputed interest deemed to be paid by us in connection with the Tax Receivable Agreements. In addition, our December 31, 2011 corporate restructuring, pursuant to which MediFax-EDI Holding Company became a direct subsidiary of Emdeon, should result in additional tax benefits that are covered by the Tax Receivable Agreements, and thereby have the effect of increasing the amounts payable by us under such agreements.

Certain Provisions of Tax Receivable Agreements

The Tax Receivable Entity and the Management Members will not reimburse us for any payments made with respect to tax benefits that are subsequently disallowed, except that excess payments made to the Tax Receivable Entity or the Management Members will be netted against payments otherwise to be made, if any, after our determination of such excess. As a result, in such circumstances, we could make payments under the Tax Receivable Agreements that are greater than our actual cash tax savings and may not be able to recoup those payments.

The amount and/or timing of aggregate payments due pursuant to the Tax Receivable Agreements may vary based on a number of factors, including the amount and timing of the taxable income we generate in the future and the tax rate then applicable, the use of loss carryovers and the portion of payments under the Tax Receivable Agreements constituting imputed interest or amortizable basis.

The Tax Receivable Agreements provide that, upon certain changes of control, our or our successor’s obligations under the Tax Receivable Agreements would be based on certain assumptions, including that we or our successor would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other tax benefits covered by the Tax Receivable Agreements. The 2011 Transactions did not result in a covered change of control under the Investor Tax Receivable Agreements, because those agreements were amended to provide that the 2011 Transactions would not be treated as a covered change of control. The 2011 Transactions, however, did result in a covered change of control under the Management Tax Receivable Agreement. As a result of the covered change of control caused by the 2011 Transactions under the Management Tax Receivable Agreement or as a result of a subsequent covered change of control under the Investor Tax Receivable Agreements, we could be required to make payments under the Tax Receivable Agreements that significantly exceed our actual cash tax savings from the tax benefits giving rise to such payments.

We have the right to terminate the Tax Receivable Agreements at any time by making a lump sum payment in satisfaction of our remaining obligations thereunder. The calculation of such payment assumes, among other things, that we will have sufficient taxable income to fully utilize tax benefits covered by the applicable Tax Receivable Agreement. Payments to terminate the Tax Receivable Agreements early could be substantial and could exceed our actual cash tax savings, including our future cash tax savings, to which the Tax Receivable Agreements relate.

Because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreements is substantially dependent on the ability of our subsidiaries to make distributions to us. To the extent that we are unable to make payments under the Tax Receivable Agreements for any reason, such payments will be deferred and will accrue interest until paid.

All payments due under the Tax Receivable Agreements are subordinate and junior in right of payment to any principal, interest or other amounts payable in respect of our indebtedness. However, we are not restricted from making such payments, including in a lump sum pursuant to our termination rights in connection with a subsequent change of control or an initial public offering.

The Management Members may terminate the Management Tax Receivable Agreement upon certain changes in tax law. In the event of such a termination, the Management Members would have the right, subject to the delivery of an appropriate tax opinion and certain other conditions, to require us to pay a lump sum amount in lieu of the periodic payments otherwise provided under the agreement. That lump sum amount would be calculated by increasing the portion of the tax savings retained by the Company to 30% (from 15%) and by calculating a present value for the total amount that would otherwise be payable under the Management Tax Receivable Agreement, assuming, among other things, that we will have sufficient taxable income to fully utilize the tax benefits covered by the Management Tax Receivable Agreement. This lump sum amount may be paid in cash or by a subordinated note.

The Company made cumulative payments to the Tax Receivable Entity and the Management Members of $0.3 million for the tax year ended December 31, 2012.

Transaction and Advisory Fee Agreement

In connection with the 2011 Transactions, we entered into a transaction and advisory fee agreement with Blackstone Management Partners L.L.C., an affiliate of Blackstone (“BMP”), and Hellman & Friedman, L.P., an affiliate of Hellman & Friedman (“HFLP,” and, together with BMP, the “Managers”), for a term of 12 years. Pursuant to the agreement, we paid the Managers, at the closing of the Merger, a $30.0 million transaction fee in consideration for the Managers undertaking financial and structural analysis, due diligence and other assistance related to the Merger and reimbursed the Managers for out-of-pocket expenses incurred by the Managers in connection with the Merger and the provision of services under the agreement. In addition, in consideration for certain advisory services, we are obligated to pay the Managers at the beginning of each fiscal year an aggregate advisory fee of $6.0 million or an agreed upon amount not to exceed 2% of consolidated EBITDA (as defined in the Senior Credit Agreement) for such fiscal year. Pursuant to the agreement, the Managers also are entitled to receive transaction fees equal to 1% of the aggregate transaction value upon the consummation of any acquisition, divestiture, disposition, merger, consolidation, restructuring or recapitalization, issuance of private or public debt or equity securities (including an initial public offering of equity securities), financing or similar transaction involving us.

Pursuant to the agreement, in connection with or in anticipation of our change in control, sale of all or substantially all of our assets or an initial public offering of our equity or equity of our parent entity or its successors, the Managers have the option to receive, in consideration of such Manager’s role in facilitating such transaction and in settlement of the termination of the services, a single lump sum cash payment equal to the then-present value of all the then-current and future annual advisory fees payable under the agreement, assuming a remaining 12-year payment period from the date of election. To the extent that we do not pay the lump sum fee when due, the obligation will accrue interest at an annual rate of 10%, compounded quarterly.

During the period from January 1, 2012 to December 31, 2012, we paid $6.6 million (approximately $6.0 million to BMP and $0.6 million to HFLP) in advisory fees and approximately $200,000 as reimbursement to BMP for their out of pocket expenses.

The transaction and advisory fee agreement also contains certain indemnification provisions, including those relating to the indemnification of Managers and their respective affiliates and representatives from liabilities relating to the services contemplated thereunder.

2019 Notes and Term Loans Held by Related Party

In connection with the 2011 Transactions, certain investment funds managed by GSO Capital Partners LP (the “GSO-managed funds”) purchased a portion of the 2019 Notes and the Senior Credit Facilities. GSO Advisor Holdings LLC (“GSO Advisor”) is the general partner of GSO Capital Partners LP. Blackstone, indirectly through its subsidiaries, holds all of the issued and outstanding equity interests of GSO Advisor. As of December 31, 2012, the GSO-managed funds held $100 million in principal amount of the 2019 Notes and $43.7 million in principal amount of the Senior Credit Facilities.

Stockholders’ Agreement

In connection with the 2011 Transactions, Parent entered into the Stockholders’ Agreement with Emdeon, the Investor Group and other equity holders of Parent, including certain members of Emdeon’s senior management. The Stockholders’ Agreement governs certain matters relating to ownership of Parent and its subsidiaries, including with respect to the election of directors of Emdeon and its parent companies, restrictions on the issuance and transfer of shares (including preemptive rights, tag-along rights, drag-along rights and right of first refusal), other corporate governance provisions, registration rights and indemnification provisions. The transfer restrictions apply until the earlier of (i) the fifth anniversary (and, with respect to Blackstone, the second anniversary) of the closing date of the 2011 Transactions and (ii) the initial public offering of equity securities of Parent, Holdings or Emdeon meeting certain specified criteria (the “Initial Holding Period”). At any time after the Initial Holding Period, certain investors party to the Stockholders’ Agreement have a right of first refusal over the transfer of any shares of capital stock of Parent. In addition, at any time after the fifth anniversary of the 2011 Transactions, so long as Hellman & Friedman holds 25% or more of its initial ownership interest in Parent, the Stockholders’ Agreement provides Hellman & Friedman the right to require Parent to consummate, at Hellman & Friedman’s election, either (i) a registered public offering meeting certain requirements specified in the Stockholders’ Agreement or (ii) a sale transaction that results in a change in ownership of more than 50% of the outstanding equity securities of Parent or the disposition of substantially all the assets of Parent and its subsidiaries, taken as a whole, to an unaffiliated third party. The Stockholders’ Agreement also provides Blackstone the right, at any time, to require any of Parent, Holdings or Emdeon to consummate an initial public offering meeting certain requirements specified in the Stockholders’ Agreement.

Pursuant to the Stockholders’ Agreement, Parent’s board of directors must be comprised of at least five members, three of whom are designated by Blackstone, one of whom is designated by Hellman & Friedman, and one of whom is Emdeon’s chief executive officer. Blackstone may increase the size of Parent’s board of directors to seven directors to accommodate the election of two independent directors to be selected by Blackstone in consultation with Hellman & Friedman. In the event that Hellman & Friedman ceases to hold 25% or more of its initial ownership interest in Parent, it will no longer be entitled to designate a director for election to Parent’s board of directors or to a consultation right with respect to the election of directors. Blackstone has the right (in consultation with Hellman & Friedman) to appoint and remove all independent directors and fill vacancies created by reason of death, removal or resignation of all such independent directors. Pursuant to the Stockholders’ Agreement, Parent is obligated to cause each of its subsidiaries (including us) to take all necessary action to cause its board of directors to be constituted in accordance with the foregoing requirements.

Transactions with Investor Group Portfolio Companies

The Investor Group and its affiliates have ownership interests in a broad range of companies. We have entered into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services.

Potential Debt Repurchases

As market conditions warrant, we and our major equity holders, including the Investor Group, may from time to time, depending upon market conditions, seek to repurchase our debt securities or loans in privately negotiated or open market transactions, by tender offer or otherwise.

Amended and Restated Data License Agreement with WebMD

In 2008, we entered into an Amended and Restated Data License Agreement (the “Data License Agreement”) with our former parent company, HLTH Corporation, and its affiliates, currently known as WebMD Health Corp. (“WebMD”), which remains in effect. Pursuant to the Data License Agreement with WebMD, we are required (on an exclusive basis) to provide WebMD (subject to applicable law and our contractual relationships with our customers) with certain “de-identified data” that we collect in providing our solutions for use in applications offered by WebMD primarily related to clinical purposes or created for clinical, non-financial purposes. We also granted WebMD a non-exclusive license to use such “de-identified” data in connection with any other uses (other than financial or administrative applications or solutions that are targeted to providers, payers or their suppliers or that relate to claims submission). Under the agreement, WebMD is required to pay us a royalty based on the revenues it earns from use of the “de-identified data” we provide. The agreement has an initial term of ten years from February 8, 2008, and automatically renews for an additional five year term unless terminated by either party prior to extension.

In October 2009, Emdeon acquired certain additional rights to specified uses of its data from WebMD in order to broaden Emdeon’s ability to pursue business intelligence and data analytics solutions for payers and providers. Emdeon previously licensed exclusive rights to this data to WebMD pursuant to the Data License Agreement. In April 2010, Emdeon exercised an option to acquire certain additional rights to specified uses of its data from WebMD.

During 2012, the Company received cumulative royalty payments of $1.5 million from WebMD related to the Data License Agreement.

Indemnification of Directors and Officers; Directors’ and Officers’ Insurance

The Company has entered into an indemnification agreement with each of its executive officers and directors. Certain directors and officers of the Company and its subsidiaries also are entitled under the Merger Agreement to continued indemnification and insurance coverage.

Director Independence

Because we have not listed any securities on a national securities exchange or an inter-dealer quotation system, we are not required to have a board comprised of a majority of independent directors under SEC rules or any listing standards. As such, our board of directors has not made any determination as to whether our directors satisfy any independence requirements applicable to board members under the rules of the SEC or any national securities exchange, inter-dealer quotation system or any other independence definition.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Non-Audit Fees

The following table presents the aggregate fees billed by Ernst & Young LLP for the two most recent years ended December 31, 2012 and 2011.

	2012	2011
Audit Fees (1)	$1,141,735	$1,784,648
Audit-Related Fees (2)	38,010	85,119
Tax Fees (3)	86,245	331,023
All Other Fees (4)	1,995	1,995

Total Fees	$1,267,985	$2,202,785

(1)	Fees for audit services include fees relating to the audit of annual consolidated financial statements, the review of quarterly financial statements, audit services performed in connection with the 2011 Transactions and audit services performed in connection with the registration of our Senior Notes.
(2)	Fees for audit-related services include fees relating to certain service auditor reports.
(3)	Fees for tax services include fees for tax compliance, tax advice and tax planning related to, among other things, the 2011 Transactions and our corporate structure.
(4)	All other fees consist of subscription fees for global accounting and auditing research tool.

Pre-Approval Policies and Procedures

Pursuant to our audit committee’s charter, the audit committee reviews and pre-approves audit and non-audit services performed by Emdeon’s independent registered public accounting firm, as well as the terms and fees charged for such services. Additionally, the audit committee reviews and discusses with the firm documentation supplied by the firm as to the nature and scope of any tax services to be approved, as well as the potential effects of the provision of such services on the firm’s independence. The audit committee may delegate to one or more designated committee members the authority to grant pre-approvals of audit and permitted non-audit services, provided that any decisions to pre-approve shall be presented to the full audit committee at its next scheduled meeting. For 2012, all of the audit and non-audit services provided by Emdeon’s independent registered public accounting firm were pre-approved by the audit committee in accordance with the audit committee charter.

The audit committee has determined that the provision of non-audit services, including tax and other services, by Ernst & Young LLP is compatible with maintaining the independence of Ernst & Young LLP.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed

1.	Financial Statements

All financial statements are set forth under “Item 8 — Financial Statements and Supplementary Data” of this Annual Report

2.	Financial Statement Schedules

All financial statement schedules are set forth under “Item 8 — Financial Statements and Supplementary Data” of this Annual Report

3.	Exhibits

The list of exhibits filed as part of this Annual Report is submitted in the Exhibit Index and is incorporated herein by reference.

(b)	Exhibits

The list of exhibits filed as part of this Annual Report is submitted in the Exhibit Index and is incorporated herein by reference.

(c)	None.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations for the year ended December  31, 2012, for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 and for the year ended December 31, 2010

F-4

Consolidated Statements of Comprehensive Income (Loss) for the year ended December  31, 2012, for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 and for the year ended December 31, 2010

F-5

Consolidated Statements of Equity for the year ended December  31, 2012, for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 and for the year ended December 31, 2010

F-6

Consolidated Statements of Cash Flows for the year ended December  31, 2012, for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 and for the year ended December 31, 2010

F-7
Notes to Consolidated Financial Statements	F-8
Schedule II	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder

Emdeon Inc.

We have audited the accompanying consolidated balance sheets of Emdeon Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the year ended December 31, 2012, for the period from November 2, 2011 to December 31, 2011, for the period from January 1, 2011 to November 1, 2011 and for the year ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emdeon Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, for the period from November 2, 2011 to December 31, 2011, for the period from January 1, 2011 to November 1, 2011 and for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

March 18, 2013

Emdeon Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$31,763	$37,925
Accounts receivable, net of allowance for doubtful accounts of $3,585 and $1,201 at December 31, 2012 and December 31, 2011, respectively	190,021	188,960
Deferred income tax assets	4,184	5,614
Prepaid expenses and other current assets	28,160	15,869

Total current assets	254,128	248,368
Property and equipment, net	272,088	277,768
Goodwill	1,481,889	1,443,574
Intangible assets, net	1,730,089	1,821,897
Other assets, net	29,694	40,460

Total assets	$3,767,888	$3,832,067

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,223	$8,827
Accrued expenses	102,069	132,096
Deferred revenues	9,342	4,671
Current portion of long-term debt	17,330	16,034

Total current liabilities	134,964	161,628
Long-term debt, excluding current portion	1,999,392	1,945,074
Deferred income tax liabilities	467,912	501,796
Tax receivable agreement obligations to related parties	125,003	117,477
Other long-term liabilities	8,466	2,303
Commitments and contingencies
Equity:
Common stock (par value, $.01), 100 shares authorized, issued and outstanding at December 31, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	1,130,968	1,120,676
Accumulated other comprehensive loss	(3,789)	(194)
Accumulated Deficit	(95,028)	(16,693)

Total equity	1,032,151	1,103,789

Total liabilities and equity	$3,767,888	$3,832,067

See accompanying notes.

Emdeon Inc.

Consolidated Statements of Operations

(amounts in thousands)

	Successor		Predecessor
	Fiscal Year Ended December 31, 2012	November 2 through December 31, 2011	January 1 through November 1, 2011	Fiscal Year Ended December 31, 2010

Revenue	$1,178,271	$190,384	$929,264	$1,002,152
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	731,525	117,421	572,541	612,367
Development and engineering	31,794	5,153	26,090	30,638
Sales, marketing, general and administrative	142,186	21,778	111,463	116,947
Depreciation and amortization	187,225	29,094	128,761	124,721
Accretion	8,666	2,459	—	—
Transaction related costs	1,250	17,857	66,625	—

Operating income (loss)	75,625	(3,378)	23,784	117,479
Interest expense, net	172,253	29,343	43,201	61,017
Loss on extinguishment of debt	21,853	—	—	—
Other	—	(5,843)	(8,036)	(9,284)

Income (loss) before income tax provision (benefit)	(118,481)	(26,878)	(11,381)	65,746
Income tax provision (benefit)	(40,146)	(10,185)	8,201	32,579

Net income (loss)	(78,335)	(16,693)	(19,582)	33,167
Net income attributable to noncontrolling interest	—	—	5,109	13,621

Net income (loss) attributable to Emdeon Inc.	$(78,335)	$(16,693)	$(24,691)	$19,546

See accompanying notes.

Emdeon Inc.

Consolidated Statements of Comprehensive Income (Loss)

(amounts in thousands)

	Successor		Predecessor
	Fiscal Year Ended December 31, 2012	November 2 through December 31, 2011	January 1 through November 1, 2011	Fiscal Year Ended December 31, 2010

Net income (loss)	$(78,335)	$(16,693)	$(19,582)	$33,167

Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(3,662)	—	—	5,841
Other comprehensive income amortization, net of taxes	—	—	2,762	5,062
Foreign currency translation adjustment	67	(194)	101	91

Other comprehensive income (loss)	(3,595)	(194)	2,863	10,994

Total comprehensive income (loss)	(81,930)	(16,887)	(16,719)	44,161
Comprehensive income attributable to non-controlling interest	—	—	5,719	15,979

Comprehensive income (loss) attributable to Emdeon Inc.	$(81,930)	$(16,887)	$(22,438)	$28,182

See accompanying notes.

Emdeon Inc.

Consolidated Statements of Equity

(amounts in thousands, except share amounts)

								Accumulated
	Class A		Class B		Additional		Retained	Other	Non-
	Common Stock		Common Stock		Paid-in	Contingent	Earnings	Comprehensive	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Consideration	(Deficit)	Income (Loss)	Interest	Equity
Predecessor Balances:
Balance at January 1, 2010	90,423,941	$1	24,752,955	$—	$730,941	$—	$33,704	($11,198)	$226,421	$979,869
Equity compensation expense	—	—	—	—	14,093	—	—	—	3,628	17,721
Issuance of shares in connection with equity compensation plans, net of taxes	242,158				983			(2)	(537)	444
Exchange of units of EBS Master to Class A common stock, net of taxes	36,829	—	(36,829)	—	425	—	—	(4)	(339)	82
Cancellation of Class B common stock, net of taxes	—	—	(26,984)	—	127	—	—	(2)	(197)	(72)
Issuance of Class A common stock in connection with acquisitions, net of taxes	361,558	—	—	—	4,369	1,955	—	(7)	720	7,037
Other					50					50
Contribution of data sublicense intangible to EBS Master	—	—	—	—	(856)	—	—	—	1,358	502
Capital contribution to EBS Master	—	—	—	—	(10,777)	—	—	—	17,092	6,315
Transactions with noncontrolling interest	—	—	—	—	(467)	—	—	8	(362)	(821)
Comprehensive income:
Net income	—	—	—	—	—	—	19,546	—	13,621	33,167
Changes in the fair value of interest rate swap, net of taxes	—	—	—	—	—	—	—	4,591	1,250	5,841
Foreign currency translation adjustment	—	—	—	—	—	—	—	66	25	91
Other comprehensive income amortization, net of taxes	—	—	—	—	—	—	—	3,979	1,083	5,062

Balance at December 31, 2010	91,064,486	1	24,689,142	—	738,888	1,955	53,250	(2,569)	263,763	1,055,288
Equity compensation expense	—	—	—	—	43,525	—	—	—	11,407	54,932
Issuance of shares in connection with equity compensation plans, net of taxes	208,399	—	—	—	2,303	—	—	—	(1,085)	— 1,218
Tax receivable agreements with related parties, net of taxes	—	—	—	—	(59)	—	—	—	—	— (59)
Adjustment to contingent consideration for stock acquisitions, net of taxes	—	—	—	—	(845)	(1,955)	—	—	—	— (2,800)
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	(24,691)	—	5,109	— (19,582)
Foreign currency translation adjustment	—	—	—	—	—	—	—	80	21	101
Other comprehensive income amortization, net of taxes	—	—	—	—	—	—	—	2,173	589	— 2,762
Elimination of Predecessor equity in connection with merger (see Note 1)	(91,272,885)	(1)	(24,689,142)	—	(783,812)	—	(28,559)	316	(279,804)	— (1,091,860)

Predecessor Balances
Subsequent to Merger	—	$—	—	$—	$—	$—	$—	$—	$—	$—

Successor capital contribution, net	100	$—	—	$—	$1,120,676	$—	$—	$—	$—	$ — 1,120,676
Comprehensive income:
Net loss	—	—	—	—	—	—	(16,693)	—	—	— (16,693)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(194)	—	(194)

Successor Balances:
Balance at December 31, 2011	100	—	—	—	1,120,676	—	(16,693)	(194)	—	1,103,789
Reclassification of liability awards to equity awards	—	—	—	—	3,675	—	—	—	—	3,675
Equity compensation expense	—	—	—	—	6,842	—	—	—	—	6,842
Issuance of shares in connection with equity compensation plans, net of taxes	—	—	—	—	317	—	—	—	—	317
Repurchase of Parent common stock	—	—	—	—	(436)	—	—	—	—	(436)
Other	—	—	—	—	(106)	—	—	—	—	(106)
Net loss	—	—	—	—	—	—	(78,335)		—	(78,335)
Foreign currency translation adjustment	—	—	—	—	—	—	—	67	—	67
Change in fair value of interest rate swap, net of taxes	—	—	—	—	—	—	—	(3,662)	—	(3,662)

Balance at December 31, 2012	100	$—	—	$—	$1,130,968	$—	$(95,028)	$(3,789)	$—	$1,032,151

See accompanying notes.

Emdeon Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Successor		Predecessor
	Fiscal Year Ended December 31, 2012	November 2 through December 31, 2011	January 1 through November 1, 2011	Fiscal Year Ended December 31, 2010
Operating activities
Net Income (loss)	$(78,335)	$(16,693)	$(19,582)	$33,167
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	187,225	29,094	128,761	124,721
Equity compensation expense	6,842	—	54,932	17,721
Deferred income tax expense (benefit)	(38,447)	(6,397)	(15,045)	12,236
Accretion expense	8,666	2,459	—	—
Loss on extinguishment of debt	18,293	—	—	—
Amortization of debt discount and issuance costs	10,185	1,642	11,673	12,911
Amortization of discontinued cash flow hedge from other comprehensive loss	—	—	—	5,800
Amortization of interest rate swap	—	—	3,167	—
Change in fair value of interest rate swap (not subject to hedge accounting)	—	(2,755)	(7,983)	(3,908)
Change in contingent consideration	—	(5,843)	(8,036)	(9,284)
Other	2,685	489	1,119	419
Changes in operating assets and liabilities:
Accounts receivable	1,601	(13,447)	660	(2,429)
Prepaid expenses and other	(12,096)	3,126	6,638	(12,552)
Accounts payable	(2,149)	(2,912)	8,505	(7,499)
Accrued expenses, deferred revenue, and other liabilities	(25,218)	(17,544)	47,613	451
Tax receivable agreement obligations to related parties	(334)	—	(3,519)	95

Net cash provided by (used in) operating activities	78,918	(28,781)	208,903	171,849

Investing activities
Purchases of property and equipment	(62,054)	(8,279)	(51,902)	(79,988)
Payments for acquisitions, net of cash acquired	(59,011)	—	(39,422)	(251,464)
Purchase of Emdeon Inc, net of cash acquired	—	(1,943,218)	—	—
Other	—	—	—	(3,000)

Net cash used in investing activities	(121,065)	(1,951,497)	(91,324)	(334,452)

Financing activities
Proceeds from issuance of stock	—	863,245	—	306
Proceeds from Term Loan Facility	—	1,185,114	—	—
Proceeds from Revolving Facility	—	25,000	—	—
Proceeds from Senior Notes	—	729,375	—	—
Payments on Revolving Facility	(15,000)	(10,000)	—	—
Payment of debt issue costs	(2,060)	(35,901)	—	—
Proceeds from incremental term loan	70,351	—	—	97,982
Debt principal and data sublicense obligation payments	(16,613)	(942,138)	(10,128)	(11,423)
Repayment of assumed debt obligations	—	—	—	(35,254)
Other	(693)	(2,868)	(263)	(1,819)

Net cash provided by (used in) financing activities	35,985	1,811,827	(10,391)	49,792

Net increase (decrease) in cash and cash equivalents	(6,162)	(168,451)	107,188	(112,811)
Cash and cash equivalents at beginning of period	37,925	206,376	99,188	211,999

Cash and cash equivalents at end of period	$31,763	$37,925	$206,376	$99,188

Supplemental disclosures of cash flow information
Cash paid for interest	$171,879	$16,969	$35,119	$42,955

Cash paid during the period for income taxes	$7,545	$4,392	$5,554	$26,126

Acquisition of certain data rights:			—
Intangible assets	$—	$—	$—	$6,341

Current portion of long-term debt	$—	$—	$—	$608

Long-term debt	$—	$—	$—	$5,733

See accompanying notes.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

1. Nature of Business and Organization

Nature of Business

Emdeon Inc. (the “Company”), through its subsidiaries, is a provider of revenue and payment cycle management and clinical information exchange solutions, connecting payers, providers and patients of the U.S. healthcare system. The Company’s product and service offerings integrate and automate key business and administrative functions for healthcare payers and healthcare providers throughout the patient encounter, including pre-care patient eligibility and benefits verification and enrollment, clinical information exchange, claims management and adjudication, payment integrity, payment distribution, payment posting and denial management and patient billing and payment processing.

Organization

The Company was formed as a Delaware limited liability company in September 2006 and converted into a Delaware corporation in September 2008 in anticipation of the Company’s August 2009 initial public offering (the “IPO”).

On November 2, 2011, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Beagle Parent Corp. (“Parent”) and Beagle Acquisition Corp. (“Merger Sub”), Merger Sub merged with and into the Company with the Company surviving the merger (the “Merger”). Subsequent to the Merger, the Company became an indirect wholly-owned subsidiary of Parent, which is controlled by affiliates of The Blackstone Group L.P. (“Blackstone”). As a result of the consummation of the Merger, each share of Class A common stock, par value $0.00001 (“Class A common stock”) and Class B common stock, par value $0.00001 (“Class B common stock”), of the Company, other than (i) shares owned by the Company and its wholly-owned subsidiaries and (ii) shares owned by Parent and its subsidiaries, including shares and other equity contributed by certain rollover investors in connection with the Merger, was cancelled and/or converted into the right to receive $19.00 in cash, without interest and less any applicable withholding taxes.

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

Immediately following the Merger, the Company repaid all amounts due under the Company’s prior credit agreements and terminated our prior interest rate swap agreement with the proceeds from the 2011 Transactions.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

The following transaction-related costs were incurred as a result of the 2011 Transactions and are included in the accompanying consolidated statements of operations for the respective periods indicated.

	Successor		Predecessor
	Fiscal Year Ended December 31, 2012	November 2 through December 31, 2011	January 1 through November 1, 2011

Accelerated vesting of equity compensation	$—	$—	$35,285
Professional and other advisory fees	—	—	27,573
Expenses incurred in connection with the refinancing of existing debt	1,250	16,857	—
Transaction-related bonuses and severance	—	1,000	3,767

Total	$1,250	$17,857	$66,625

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

Noncontrolling Interest

For periods prior to the Merger, noncontrolling interest represents the noncontrolling stockholders’ proportionate share of equity and net income of EBS Master, a former majority owned subsidiary of the Company that became wholly-owned as a result of the 2011 Transactions.

Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors and various other assumptions that the Company believes are necessary to consider in order to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses and disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in the reported results of operations; and if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Estimates and assumptions by management affect: the allowance for doubtful accounts; the fair value assigned to assets acquired and liabilities assumed in business combinations; tax receivable agreement obligations; the fair value of interest rate swap obligations; contingent consideration; the carrying value of long-lived assets (including goodwill and intangible assets); the amortization period of long-lived assets (excluding goodwill); the carrying value, capitalization and amortization of software development costs; the provision and benefit for income taxes and related deferred tax accounts; certain accrued expenses; revenue recognition; contingencies; and the value attributed to equity awards.

Business Combinations

The Company recognizes the consideration transferred (i.e. purchase price) in a business combination, as well as the acquired business’ identifiable assets, liabilities and noncontrolling interests at their acquisition date fair value. The excess of the consideration transferred over the fair value of the identifiable assets, liabilities and noncontrolling interest, if any, is recorded as goodwill. Any excess of the fair value of the identifiable assets acquired and liabilities assumed over the consideration transferred, if any, is generally recognized within earnings as of the acquisition date.

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

Software Development Costs

Software development costs that are incurred in the preliminary project stage are expensed as incurred. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. Training and data conversion costs are expensed as incurred. Capitalized software costs are included in property and equipment in the accompanying consolidated balance sheets and are amortized over a three-year period.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The useful lives for newly acquired assets are generally as follows:

Computer equipment	3-5 years
Production equipment	5-7 years
Office equipment, furniture and fixtures	3-7 years
Software	3 years
Technology	6-9 years
Leasehold improvements	Shorter of useful life or lease term

Expenditures for maintenance, repair and renewals of minor items are expensed as incurred. Expenditures for maintenance repair and renewals that extend the useful life of an asset are capitalized.

Goodwill and Intangible Assets

Goodwill and intangible assets resulting from the Company’s acquisitions are accounted for using the acquisition method of accounting. Intangible assets with definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets generally as follows:

Customer relationships	10-20 years
Tradenames	3-20 years
Data sublicense agreement	6 years
Non-compete agreements	3-5 years
Backlog	1-2 years

The Company assesses its goodwill for impairment annually (as of October 1 of each year) or whenever significant indicators of impairment are present. The Company first assesses whether it can reach a more likely than not conclusion that goodwill is not impaired via qualitative analysis alone. To the extent, such a conclusion cannot be reached based on a qualitative assessment alone, the Company, using the assistance of a valuation specialist as appropriate, compares the fair value of each reporting unit to its associated carrying value. If the fair value of the reporting unit is less than the carrying value, then a hypothetical acquisition method allocation is performed to determine the amount of the goodwill impairment to recognize. The Company recognized no impairment in conjunction with its most recent goodwill impairment analysis.

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

Other Assets

Other assets consist primarily of debt issuance costs, a cost method investment and other miscellaneous items. Debt issuance costs are generally amortized using the effective interest method over the term of the debt. The amortization is included in interest expense in the accompanying consolidated statements of operations.

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

Equity Compensation

Compensation expense related to the Company’s equity awards is generally recognized on a straight-line basis over the requisite service period. For awards subject to vesting based on market or performance conditions, however, compensation expense is recognized under the accelerated method. The fair value of the equity awards subject only to service conditions is determined by use of a Black-Scholes model. The fair value of the equity awards subject to market or performance conditions is determined by use of a Monte Carlo simulation.

Revenue Recognition

The Company generates most of its revenue by using technology solutions to provide services to our customers that automate and simplify business and administrative functions for payers, providers and pharmacies, generally on either a per transaction, per document, per communication, per member per month, monthly flat fee, contingent fee or hourly basis.

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

Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s past earnings history, expected future earnings, the character and jurisdiction of such earnings, reversing taxable temporary differences, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

The Company recognizes tax benefits for uncertain tax positions at the time the Company concludes that the tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. The benefit, if any, is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, upon resolution through negotiation or litigation with the taxing authority or on expiration of the statute of limitations.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Tax Receivable Agreement Obligations

In connection with the IPO, the Company entered into tax receivable agreements which obligated the Company to make payments to certain current and former owners of the Company, including affiliates of H&F and certain members of management, equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from certain previous transactions, including the 2011 Transactions. In connection with the 2011 Transactions, the Company’s former majority owner assigned its rights under the tax receivable agreements to affiliates of Blackstone (Blackstone, together with H&F and certain current and former members of management, are hereinafter sometimes referred to collectively as the “TRA Members”).

Prior to the Merger, the Company’s balance sheet reflected these obligations at the amount that was both probable and reasonably estimable. In connection with the Merger, the tax receivable agreement obligations were adjusted to their fair value. The fair value of the obligations at the time of the Merger is being accreted to the amount of the gross expected obligations using the interest method. Changes in the amount of these obligations resulting from changes to either the timing or amount of cash flows are recognized in the period of change and measured using the discount rate inherent in the initial fair value of the obligations. The accretion of these obligations is classified as a separate caption in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

On January 1, 2012, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-04, an update to FASB Accounting Standards Codification Fair Value Measurement Topic, which clarified the intent of the FASB regarding existing requirements, changed certain principles for measuring fair value and expanded the disclosure requirements related to fair value measurements. Specifically, this update expanded the restriction on the use of block discounts to all fair value measurements and provided conditions which must be satisfied prior to the application of other premiums and discounts (e.g., control premiums and discounts for lack of marketability) to fair value measurements. Additionally, this update required the disclosure of quantitative information about significant unobservable inputs, the valuation processes in place for Level 3 measurements, the sensitivity of fair value measurements to changes in unobservable inputs, the hierarchy classification for assets and liabilities whose fair value is disclosed only in footnotes, any transfers between Level 1 and Level 2 of the fair value hierarchy and the reason nonfinancial assets measured at fair value are being used in a manner that differs from the highest and best use. The adoption of this update had no material impact on the Company’s consolidated financial statements. The disclosures required by this update are presented within Note 11 to these consolidated financial statements.

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

In January 2013, the FASB issued ASU No. 2013-02, which requires an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of its income statement or in its notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. This update is effective for periods beginning after December 15, 2012. The Company does not expect the adoption of this update to have a material impact on the Company’s consolidated financial statements.

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

Successor Acquisitions

On November 2, 2011, Merger Sub merged with and into the Company with the Company surviving the Merger. The Merger was accounted for as a reverse acquisition, and as such, the Company’s assets and liabilities have been adjusted to their fair values as of the Merger date.

In connection with the 2011 Transactions, the majority owner of the Company prior to the 2011 Transactions, assigned its rights under the Company’s tax receivable agreements to affiliates of Blackstone. This assignment did not affect the Company’s overall payment obligations under the tax receivable agreements; however, because this assignment involved a transaction among owners apart from the consideration transferred for the shares of the Predecessor, the Company reduced the gross consideration transferred in the Merger by $54,525, the fair value of these rights assigned to affiliates of Blackstone.

In May 2012, the Company acquired all of the equity interests of TC3 Health, Inc. (“TC3”), a technology-enabled provider of cost containment and payment integrity solutions for healthcare payers.

Predecessor Acquisitions

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

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

The following table summarizes certain information related to these acquisitions.

	Successor		Predecessor
	TC3	Merger	FVTech	HTMS	Chapin	CEA	EquiClaim
Total Consideration Fair Value at Acquisition Date:

Cash paid at closing	$61,351	$1,943,218	$20,005	$7,841	$16,096	$209,520	$39,758
Parent common stock fair value	—	245,000	—	—	—	—	—
Parent options fair value	—	4,125	—	—	—	—	—
Class A common stock fair value	—	—	—	2,263	2,554	—	—
Estimated contingent consideration	—	—	13,850	8,230	3,885	2,364	—
Other	383	—	303	409	398	85	(350)

	$61,734	$2,192,343	$34,158	$18,743	$22,933	$211,969	$39,408

Fair Value of Assets and Liabilities Acquired:
Cash	$2,340	$206,376	$372	$1,029	$62	$533	$—
Accounts receivable	2,662	175,514	1,736	3,270	1,322	14,412	1,983
Deferred income tax assets	348	1,739	—	—	—	—	—
Prepaid expenses and other current assets	155	20,226	35	—	46	4,583	74
Property and equipment	10,414	278,122	18,423	—	3,065	26,371	2,331
Other assets	—	4,205	29	—	12	91	—
Identifiable intangible assets:
Tradename	530	156,000	160	190	50	3,570	160
Noncompetition agreements	1,300	11,500	—	3,150	3,350	1,560	100
Customer relationships	18,810	1,623,000	560	—	4,640	77,710	14,030
Data sublicense	—	31,000	—	—	—	—	—
Backlog	—	19,000	—	1,630	—	16,820	3,680
Goodwill	38,634	1,443,574	14,038	12,414	10,895	167,153	18,079
Accounts payable	—	(12,346)	(338)	(1,786)	(146)	(4,198)	(98)
Accrued expenses	(4,783)	(149,480)	(550)	(1,050)	(363)	(13,674)	(931)
Deferred revenues	—	(4,340)	—	—	—	—	—
Current maturities of long-term debt	—	(11,861)	—	(104)	—	(2,850)	—
Long-term debt	—	(960,936)	—	—	—	(32,300)	—
Deferred income tax liabilities	(8,592)	(515,725)	—	—	—	(46,980)	—
Tax receivable obligations to related parties	—	(115,237)	—	—	—	—	—
Other long-term liabilities	(84)	(7,988)	(307)	—	—	(832)	—

Net assets acquired	$61,734	$2,192,343	$34,158	$18,743	$22,933	$211,969	$39,408

Acquisition costs in sales, marketing, general and administrative expense:

For the year ended December 31, 2012	$513	$—	$—	$—	$—	$—	$—
For the period from November 2, 2011 to December 31, 2011	$—	$—	$—	$—	$—	$—	$—
For the period from January 1, 2011 to November 1, 2011	$—	$—	$—	$—	$—	$—	$351

For the year ended December 31, 2010	$—	$—	$143	$184	$246	$758	$—

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

	Successor		Predecessor
	TC3	Merger	FVTech	HTMS	Chapin	CEA	EquiClaim
Other Information:
Total consideration Parent common stock (in shares)	—	245,000	—	—	—	—	—
Total consideration Class A common stock (in shares)	—	—	—	152,532	209,026	—	—
Gross contractual accounts receivable	$—	$181,398	$1,774	$3,286	$1,720	$15,873	$2,094
Amount not expected to be collected	$—	$5,884	$38	$16	$398	$1,461	$111
Goodwill expected to be deductible for tax purposes	$—	$—	$18,834	$9,339	$18,020	$—	$39,483

Contingent Consideration Information:
Contingent consideration range	N/A	N/A	$0-40,000	$0-14,000	Maximum of 627,080 shares of Class A common stock	N/A	N/A
Remaining performance period applicable	N/A	N/A	2012	2012	N/A	N/A	N/A
Type of measurement	N/A	N/A	Level 3	Level 3	Level 3	Level 3	N/A
Key assumptions at the acquisition date:
Discount rate	N/A	N/A	11.60%	20.50%	N/A	12.60%	N/A
Expected performance	N/A	N/A	$1,500- 27,000	90% probability	20% to 70% probability	N/A	N/A
Class A common stock price	N/A	N/A	N/A	N/A	$13.28	N/A	N/A
Marketability discount	N/A	N/A	N/A	N/A	8%	N/A	N/A

Increase (decrease) to net income:
For the year ended December 31, 2012	$—	$—	$—	$—	$—	$—	$—
Period from November 2, 2011 to December 31, 2011	$—	$—	$2,690	$3,100	$—	$—	$—
Period from January 1, 2011 to November 1, 2011	$—	$—	$4,480	$3,650	$—	$(59)	$—
For the year ended December 31, 2010	$—	$—	$6,680	$1,480	$1,134	$—	$—

The Company generally recognizes goodwill attributable to the assembled workforce and expected synergies among the operations of the acquired entities and the Company’s existing operations. In the case of the Company’s acquisitions of operating companies, synergies generally have resulted from the elimination of duplicative facilities and personnel costs and cross selling opportunities among the Company’s existing customer base. In the case of the Merger, because opportunities for synergies are more limited, the Company attributed the goodwill to the assembled workforce, the Company’s market position, competitive position, revenue base and industry trends.

Goodwill is generally deductible for federal income tax purposes when a business combination is treated as an asset purchase. Goodwill is generally not deductible for federal income tax purposes when the business combination is treated as a stock purchase.

In November 2011, the Company paid cash of $2,800 in full satisfaction of the former Chapin equity holders contingent right to receive Class A common stock.

During the year ended December 31, 2012, the Company retrospectively adjusted the goodwill balance, as of the Merger, primarily to reflect the final fair value determination of the Company’s tax receivable agreements to related parties and deferred income tax liabilities that were previously recorded on a provisional basis. The retrospective adjustment resulted in a decrease to goodwill, deferred income tax liabilities and tax receivable obligations to related parties of $26,642, $16,241 and

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

$22,236, respectively, as compared to the amounts previously reported. In addition, these retrospective adjustments resulted in a decrease to accretion for the period from November 2, 2011 to December 31, 2011 of $457 and an increase to income tax benefit for the period from November 2, 2011 to December 31, 2011 of $625, as compared to amounts previously presented.

Pro Forma Information

The following represents the unaudited pro forma results of consolidated operations as if the Merger had been reflected in the operating results beginning January 1, 2010 and the CEA acquisition had been reflected in the operating results beginning January 1, 2009.

	For the Year Ended December 31,
	2011	2010

Revenues	$1,121,950	$1,066,623

Net loss attributable to Emdeon Inc.	$(54,412)	$(70,665)

The supplemental pro forma earnings for the years ended December 31, 2011 and 2010 were adjusted to exclude the following:

	For the Year Ended December 31,
	2011	2010
2011 Transactions related costs	$84,482	$—
Acquisition costs related to CEA	$—	$758
Transaction related fees paid upon closing of the CEA acquisition	$—	$5,375

5. Property and Equipment

Property and equipment as of December 31, 2012 and 2011, consists of the following:

	2012	2011
Computer equipment	$41,986	$30,950
Production equipment	19,901	18,910
Office equipment, furniture and fixtures	11,764	11,212
Software	75,588	28,881
Technology	156,523	148,764
Leasehold improvements	23,555	20,514
Construction in process	27,678	29,027

	356,995	288,258
Less accumulated depreciation	(84,907)	(10,490)

Property and equipment, net	$272,088	$277,768

Depreciation expense was $74,777, $10,490, $51,878 and $51,596 for the year ended December 31, 2012, for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 and for the year ended December 31, 2010, respectively.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

6. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill for the indicated periods.

	Payer	Provider	Pharmacy	Total
Balance at December 31, 2010 (Predecessor)	$322,101	$502,227	$83,982	$908,310
Acquisitions	18,079	—	—	18,079
Other	—	(825)	—	(825)

Balance at November 1, 2011 (Predecessor)	340,180	501,402	83,982	925,564
Eliminate Predecessor goodwill	(340,180)	(501,402)	(83,982)	(925,564)
Record Successor goodwill	508,766	761,870	172,938	1,443,574

Balance at December 31, 2011 (Successor)	508,766	761,870	172,938	1,443,574
Acquisition	38,634	—	—	38,634
Other	(108)	(173)	(38)	(319)

Balance at December 31, 2012 (Successor)	$547,292	$761,697	$172,900	$1,481,889

Intangible assets subject to amortization as of December 31, 2012 consist of the following:

	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	18.4	$1,641,810	$(96,862)	$1,544,948
Tradenames	18.5	19,000	(15,889)	3,111
Data sublicense agreement	4.8	156,530	(9,218)	147,312
Non-compete agreements	3.6	12,800	(2,972)	9,828
Backlog	0.3	31,000	(6,110)	24,890

Total		$1,861,140	$(131,051)	$1,730,089

Amortization expense was $112,448 , $18,604, $76,883 and $73,125 for the year December 31, 2012, for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 and for the year ended December 31, 2010, respectively. Aggregate future amortization expense for intangible assets is estimated to be:

2013	$102,889
2014	99,778
2015	99,371
2016	98,785
2017	95,573
Thereafter	1,233,693

$1,730,089

7. Debt Issuance Costs

As of December 31, 2012 and 2011, the total unamortized debt issuance costs were $24,422 and $35,214, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

8. Accrued Expenses

Accrued expenses as of December 31, 2012 and 2011 consist of the following:

	2012	2011
Customer deposits	$27,773	$27,383
Accrued compensation	21,205	16,257
Accrued rebates	5,668	6,187
Accrued telecommunications	5,121	3,676
Accrued outside services	9,138	10,367
Accrued insurance	3,778	3,237
Accrued income, sales and other taxes	2,816	4,504
Accrued interest	1,968	15,317
Interest rate swap agreement	2,563	—
Accrued liabilities for purchases of property and equipment	4,383	5,841
Current portion of tax receivable agreement obligations to related parties	1,139	334
Pass-through payments	3,330	20,704
Other accrued liabilities	13,187	18,289

	$102,069	$132,096

9. Long-Term Debt

In connection with the 2011 Transactions, the Company incurred substantial new indebtedness comprised of a senior secured term loan facility (the “Term Loan Facility”), a revolving credit facility (the “Revolving Facility”; together with the Term Loan Facility, the “Senior Credit Facilities”), 11.00% Senior Notes due 2019 (the “2019 Notes”) and 11.25% Senior Notes due 2020 (the “2020 Notes”; together with the 2019 Notes, the “Senior Notes”).

Long-term debt as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $32,426 and $38,160 at December 31, 2012 and December 31, 2011, respectively (effective interest rate of 5.82% and 7.79% at December 31, 2012, and December 31, 2011 respectively)	$1,258,758	$1,185,840
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	15,000
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $8,506 and $9,257 at December 31, 2012 and December 31, 2011, respectively (effective interest rate of 11.53% at December 31, 2012 and December 31, 2011, respectively)	366,494	365,743
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $10,393 and $11,134 at December 31, 2012 and December 31, 2011 respectively (effective interest rate of 11.86% at December 31, 2012 and December 31, 2011, respectively)	364,607	363,866
Obligation under data sublicense agreement	26,863	30,659
Less current portion	(17,330)	(16,034)

Long-term debt	$1,999,392	$1,945,074

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

Borrowings under the Senior Credit Facilities bear interest at an annual rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the highest of (i) the applicable prime rate, (ii) the federal funds rate plus 0.50% and (iii) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00%, which base rate, in the case of the Term Loan Facility only, shall be no less than 2.25%, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.25%.

In April 2012, the Company amended the Senior Credit Agreement to reprice the Senior Credit Facilities and borrow $80,000 of additional term loans. Following this amendment, the LIBOR-based interest rate on the Term Loan Facility is LIBOR plus 3.75%, compared to the previous interest rate of LIBOR plus 5.50%. The new LIBOR-based interest rate on the Revolving Facility is LIBOR plus 3.50% (with a potential step-down to LIBOR plus 3.25% based on our first lien net leverage ratio), compared to the previous interest rate of LIBOR plus 5.25% (with a potential step-down to LIBOR plus 5.00% based on our first lien net leverage ratio). The Term Loan Facility remains subject to a LIBOR floor of 1.25%, and there continues to be no LIBOR floor on the Revolving Facility. The amendments to the Senior Credit Agreement resulted in a loss on extinguishment of debt of $21,853 and other expenses related to fees paid to third parties of $3,558, during the year ended December 31, 2012, which have been reflected within sales, marketing, general and administrative expense in the accompanying consolidated statements of operations.

In addition to paying interest on outstanding principal under the Senior Credit Facilities, the Company is required to pay customary agency fees, letter of credit fees and a 0.50% commitment fee in respect of the unutilized commitments under the Revolving Facility.

The Senior Credit Agreement requires that the Company prepay outstanding loans under the Term Loan Facility, subject to certain exceptions, with (a) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Senior Credit Agreement, (b) commencing with the fiscal year ended December 31, 2012, 50% (which percentage will be reduced to 25% and 0% based on the Company’s first lien net leverage ratio) of the Company’s annual excess cash flow and (c) 100% of the net cash proceeds of certain asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions.

The Company may voluntarily prepay outstanding loans under the Senior Credit Facilities at any time without premium or penalty other than breakage costs with respect to LIBOR loans, provided, however, that if on or prior to the anniversary of any repricing transaction the Company prepays any loans under the Term Loan Facility in connection with a repricing transaction, the Company must pay a prepayment premium of 1.00% of the aggregate principal amount of the loans so prepaid.

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

Certain of the Company’s U.S. wholly-owned restricted subsidiaries, together with the Company, are co-borrowers and jointly and severally liable for all obligations under the Senior Credit Facilities. Such obligations of the co-borrowers are unconditionally guaranteed by Beagle Intermediate Holdings, Inc (a direct wholly-owned subsidiary of Parent), the Company and each of its existing and future U.S. wholly-owned restricted subsidiaries (with certain exceptions including immaterial subsidiaries). These obligations are secured by a perfected security interest in substantially all of the assets of the co-borrowers and guarantors now owned or later acquired, including a pledge of all of the capital stock of the Company and its U.S. wholly-owned restricted subsidiaries and 65% of the capital stock of its foreign restricted subsidiaries, subject in each case to the exclusion of certain assets and additional exceptions.

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

Senior Notes

The 2019 Notes bear interest at an annual rate of 11.00%, with interest payable semi-annually on June 30 and December 31 of each year. The 2019 Notes mature on December 31, 2019. The 2020 Notes bear interest at an annual rate of 11.25%, with interest payable quarterly on March 31, June 30, September 30 and December 31 of each year. The 2020 Notes mature on December 31, 2020.

The Company may redeem the 2019 Notes, the 2020 Notes or both, in whole or in part, at any time on or after December 31, 2015 at the applicable redemption price, plus accrued and unpaid interest. In addition, at any time prior to December 31, 2014, the Company may, at its option and on one or more occasions, redeem up to 35% of the aggregate principal amount of the 2019 Notes or the 2020 Notes, at a redemption price equal to 100% of the aggregate principal amount, plus a premium equal to the stated interest rate on the 2019 Notes or the 2020 Notes, respectively, plus accrued and unpaid interest with the net cash proceeds of certain equity offerings; provided that at least 50% of the sum of the aggregate principal amount of the 2019 Notes or 2020 Notes, respectively, originally issued (including any additional notes) remain outstanding immediately after such redemption and the redemption occurs within 180 days of the equity offering. At any time prior to December 31,

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

2015, the Company may redeem the 2019 Notes, the 2020 Notes or both, in whole or in part, at its option and on one or more occasions, at a redemption price equal to 100% of the principal amount, plus an applicable premium and accrued and unpaid interest. If the Company experiences specific kinds of changes in control, the Company must offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

Obligation Under Data Sublicense Agreement

In October 2009 and April 2010, the Company acquired certain additional rights to specified uses of its data from the former owner of the Company’s business, in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to the former owner of the Company’s business. In connection with these data rights acquisitions, the Company recorded amortizable intangible assets and corresponding obligations at inception based on the present value of the scheduled annual payments through 2018, which totaled $65,000 in the aggregate (approximately $38,000 remained payable at December 31, 2012). In connection with the Merger, the Company was required to adjust this obligation to its fair value.

Aggregate Future Maturities

The aggregate amounts of future maturities under long-term debt arrangements are as follows:

Years Ending December 31,
2013	$17,330
2014	18,309
2015	19,442
2016	20,745
2017	16,083
Thereafter	1,976,138

$2,068,047

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

10. Interest Rate Swap

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities which result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Prior to the Merger, the Company entered into an interest rate swap agreement with an original maturity of December 2011. In connection with the 2011 Transactions, this prior interest rate swap was terminated. In January 2012, the Company executed three new interest rate swap agreements to hedge the variable cash flows associated with existing variable-rate debt pursuant to the Term Loan Facility. As of December 31, 2012, the Company had outstanding interest rate derivatives with a combined notional amount of $640,000 that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,563 will be reclassified as an increase to interest expense.

The following table summarizes the fair value of the Company’s derivative instruments at December 31, 2012 and 2011, respectively:

	Fair Values of Derivative Instruments Asset (Liability) Derivatives
	Balance Sheet Location	2012	2011
Derivatives designated as hedging instruments:
Interest rate swap	Accrued expenses	$(2,563)	$—
Interest rate swap	Other long-term liabilities	$(3,258)	$—

		$(5,821)	$—

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The effect of the derivative instruments on the accompanying consolidated statements of operations for the year ended December 31, 2012, for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 and for the year ended December 31, 2010, respectively, is summarized in the following table:

	Successor		Predecessor
	Fiscal Year end December 31, 2012	November 2 through December 31, 2012	January 1 through November 1, 2011	Fiscal Year end December 31, 2010
Derivatives in Cash Flow Hedging Relationships

(Gain)/loss related to effective portion of derivative recognized in other comprehensive loss	$8,194	$—	$—	$(6,690)

Gain/(loss) related to effective portion of derivative reclassified from accumulated other comprehensive loss to interest expense	$(2,373)	$—	$(11,645)	$(22,309)

Derivatives Not Designated as Hedging Instruments

Gain recognized in interest expense	$—	$2,755	$7,983	$3,980

Credit Risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company also could be declared in default on its derivative obligations.

As of December 31, 2012, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6,838. If the Company had breached any of these provisions at December 31, 2012, the Company could have been required to settle its obligations under the agreements at this termination value. The Company does not offset any derivative instruments and the derivative instruments are not subject to collateral posting requirements.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

11. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the Company’s derivative financial instruments and contingent consideration associated with business combinations. The table below summarizes these items as of December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Description	Balance at December 31, 2012	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap	$(5,821)	$—	$(5,821)	$—
Contingent Consideration Obligations	(296)	—	—	(296)

Total	$(6,117)	$—	$(5,821)	$(296)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs to evaluate the likelihood of default by itself and by its counterparties. As of December 31, 2012, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Successor		Predecessor
	Fiscal Year Ended December 31, 2012	November 2 through December 31, 2011	January 1 through November 1, 2011	Fiscal Year Ended December 31, 2010
Balance at beginning of period	$(501)	$(9,163)	$(16,046)	$—
Issuances of contingent consideration	—	(49)	(2,154)	(25,330)
Settlement of contingent consideration	205	2,868	1,001	—
Total changes included in other income, net	—	5,843	8,036	9,284

Balance at end of period	$(296)	$(501)	$(9,163)	$(16,046)

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the estimated fair value of financial instruments held by the Company as of December 31, 2012 were:

	Carrying Amount	Fair Value
Cash and cash equivalents	$31,763	$31,763
Accounts receivable	$190,021	$190,021
Senior Credit Facilities (Level 1)	$1,258,758	$1,302,481
Senior Notes (Level 2)	$731,101	$875,393
Cost method investment (Level 3)	$3,458	$4,165

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

12. Lease Commitments

The Company recognizes lease expense on a straight-line basis, including predetermined fixed escalations, over the initial lease term including reasonably assured renewal periods from the time that the Company controls the leased property.

The Company leases its offices and other facilities under operating lease agreements that expire at various dates through 2025. Future minimum lease commitments under these non-cancelable lease agreements as of December 31, 2012 were as follows:

Years Ending December 31:
2013	$8,990
2014	8,893
2015	8,002
2016	7,828
2017	6,834
Thereafter	15,129

Total minimum lease payments	$55,676

Total rent expense for all operating leases was $11,193, $1,748, $8,176 and $8,729 for the year ended December 31, 2012, for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 and for the year ended, December 2010, respectively.

13. Legal Proceedings

In the normal course of business, the Company is involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

14. Noncontrolling Interests

The Company executed transactions that both increased and decreased its ownership interest in EBS Master in the Predecessor periods. In connection with the 2011 Transactions, all of the noncontrolling interests were acquired by affiliates of the Company. The changes in noncontrolling interests are summarized in the following table:

	Predecessor
	January 1, through November 1, 2011	Fiscal Year end December 31, 2010
Net income (loss) attributable to Emdeon Inc.	$(24,691)	$19,546

Transfers from the noncontrolling interest:

Increase in Emdeon Inc. paid-in capital for the issuance of EBS Units in connection with acquisitions	—	4,369
Increase in Emdeon Inc. paid-in capital for issuance of EBS Units in connection with equity compensation plans	2,303	983
Increase in Emdeon Inc. paid-in capital for exchange of EBS Units to Class A common stock	—	425
Increase in Emdeon Inc. paid-in capital for cancellation of EBS Units	—	127

Net transfers from noncontrolling interest	2,303	5,904

Change from net income attributable to Emdeon Inc. and transfers from noncontrolling interest	$(22,388)	$25,450

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

15. Equity Compensation Plans

Effect of the Merger

In connection with the 2011 Transactions, the Company’s then outstanding stock options, EBS Master units (“EBS Units”) and restricted stock units under various equity compensation programs, including the 2009 Equity Incentive Plan (the “2009 Plan”), became fully vested immediately prior to the closing of the Merger in accordance with the award agreements and were settled in cash, canceled or, for certain members of senior management, exchanged for new options of Parent common stock (the “Rollover Options”). Except for the Rollover Options, each option holder received an amount in cash, without interest and less applicable withholding taxes, equal to $19.00 less the exercise price of each option. Additionally, each EBS Unit and restricted stock unit holder received $19.00 in cash, without interest and less applicable withholding taxes.

The exercise price of the Rollover Options and the number of shares of Parent common stock underlying the Rollover Options were adjusted as a result of the Merger. Additionally, the Rollover Options provided each of the holders a right, which expired in June 2012, to require Parent to repurchase shares issued upon exercise of the Rollover Options at their initial fair value. As the repurchase rights were within the control of the option holder, the Company initially included the fair value ($4,125) of these Rollover Options in accrued expenses in the accompanying consolidated balance sheet at December 31, 2011. Upon the expiration of the repurchase rights, the fair value associated with remaining Rollover Options was reclassified to equity in the accompanying consolidated balance sheet at December 31, 2012.

Equity Awards Prior to the Merger

In connection with the IPO, the Company reserved 17,300,000 shares of Class A common stock for issuance to employees, directors and consultants under the 2009 Plan and also entered into individual award agreements with certain of the Company’s directors and senior management for EBS Units (“the “Management Awards”). The equity granted in connection with the IPO pursuant to the 2009 Plan and Management Awards replaced outstanding awards under the Amended and Restated EBS Executive Equity Incentive Plan and Amended and Restated EBS Incentive Plan. As these awards were issued in connection with the conversion of prior equity awards, the fair value was derived from the allocation of the remaining compensation expense previously associated with the prior equity awards to the respective share based payments received (i.e., EBS Units, restricted stock units, shares of Class A common stock and stock options) on a relative fair value basis.

In addition to the awards issued in connection with the conversion of the prior equity awards, the Company issued restricted stock units and stock options of the Company, some of which contained performance conditions as described below.

EBS Units and Restricted Class A common stock units

The fair value of EBS Units and restricted stock units was determined based on the closing trading price of the Class A common stock on the grant date. Upon vesting, the EBS Units, together with the corresponding shares of Class B common stock, were exchangeable for Class A common stock on a one-for-one basis. Upon vesting, restricted stock units converted into Class A common stock.

In connection with the vesting of all outstanding awards immediately prior to and in connection with the Merger, all remaining unrecognized compensation expense was recognized and is reflected in the Predecessor period from January 1, 2011 to November 1, 2011. The weighted average grant date fair value of restricted Class A common stock units issued during the year ended December 31, 2011 was $15.39. The total fair value of the EBS Units and restricted Class A common stock units vested during the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 and for the year ended December 31, 2010 was $0, $16,649 and $9,383, respectively.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Options to Purchase Shares of Class A common stock

Options to purchase shares of Class A common stock were granted under the 2009 Plan both in connection with the conversion of the prior equity awards and as new awards to certain employees and directors of the Company. Option awards were generally granted with a term of ten years, an exercise price equal to the market price of the Class A common stock on the date of grant, and with vesting periods of three to four years. The fair value of the options issued in connection with the conversion of the prior equity awards was derived by the allocation of the remaining compensation expense associated with the prior equity awards to the converted awards on a relative fair value basis. The Company calculated the fair value of the new options granted under the 2009 Plan using the Black-Scholes option pricing model.

In connection with the vesting of all outstanding options immediately prior to and in connection with the Merger, all remaining unrecognized compensation expense was recognized and is reflected in the Predecessor period from January 1, 2011 to November 1, 2011.

Performance Awards

The Company issued unvested EBS Units, options to purchase Class A common stock and restricted Class A common stock units that contain performance conditions.

Executive Chairman: With respect to performance awards issued to the Company’s former executive chairman in connection with the conversion of the prior equity awards, the Company issued 206,578 unvested EBS Units and options to purchase 643,422 shares of Class A common stock that vested over three years. The replacement awards issued were subject to the same financial target performance conditions as the prior equity awards. The unvested EBS Units and options were earned and vested based upon continued employment and the attainment of certain financial performance objectives. The fair value of these awards was derived consistent with other converted awards by the allocation of the remaining compensation expense of the prior equity awards with performance conditions based on relative fair value of the share based payments issued. The fair value of these unvested EBS Units that were subject to performance conditions issued in connection with the conversion was $11.01 per unit.

The fair value of options granted in connection with the conversion of the prior equity awards that were subject to performance conditions was $5.26 per option. In connection with the Merger, 40% of performance based EBS Units and options were earned and vested and the remaining 60% were cancelled. The Company recorded $1,631 of compensation expense related to the accelerated vesting of these awards, which is reflected in the Predecessor period from January 1, 2011 to November 1, 2011.

Other Management: During 2010, the Company issued 150,000 restricted Class A common stock units, one half of which were scheduled to vest after three years and one half of which were scheduled to vest after four years, with vesting accelerated if certain financial performance targets were achieved, to certain members of management who joined the Company following the CEA acquisition. The grant date fair value of these restricted Class A common stock units was $12.15. In connection with the vesting of all outstanding awards immediately prior to and in connection with the Merger, all remaining unrecognized compensation expense was recognized and is reflected in the Predecessor period from January 1, 2011 to November 1, 2011.

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

During 2012, Parent granted 113,595 options to certain employees and directors to purchase shares of Parent common stock under the Parent Equity Plan. Grants under the Parent Equity Plan consist of one, or a combination of, time-vested options and/or performance-based options. In each case, the options are subject to certain call rights by Parent in the event of termination of service by the option holder and put rights by the option holder or his/her beneficiaries in the event of death or disability.

Time-Vested Options

The time-vested options consist of the following:

(i) Tier I Time Options were granted with an exercise price equal to the fair value of Parent common stock on the date of grant and generally vest in equal 20% installments on the first through fifth anniversary of the Merger, subject to the optionee’s continued employment through each vesting date. The Company estimated the fair value of the Tier I Time Options using the Black-Scholes option pricing model. As of December 31, 2012, unrecognized compensation expense related to Tier I Time Options was $20,386. This expense is expected to be recognized over a weighted average period of 2.40 years.

(ii) Tier II Time Options were granted with an exercise price greater than the fair value of Parent common stock on the date of grant and generally vest in equal 20% installments on the first through fifth anniversary of the Merger, subject to the option holder’s continued employment through each vesting date. As the Tier II Time Options were granted with an exercise price that was significantly out of the money as of the grant date, the Tier II Time Options contain an implied market condition. As a result, the requisite service period is the longer of the explicit and derived service periods. The Company estimated the fair value of the Tier II Time Options using a Monte Carlo simulation. As of December 31, 2012, unrecognized compensation expense related to the Tier II Time Options was $5,606. This expense is expected to be recognized over a weighted average period of 2.50 years.

Performance Options

The performance options were granted with an exercise price equal to the fair value of Parent common stock on the date of grant and vest, subject to the employee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it (i.e. a liquidity event) and achieved a specified rate of return. The Company has valued the performance options using a Monte Carlo simulation. Because vesting of the performance options is contingent upon the occurrence of a liquidity event, no compensation expense has been recorded related to the performance options. In the event that a sale by Blackstone of at least 25% of its stock occurs, the Company will record all related compensation expense at that time. As of December 31, 2012, unrecognized compensation expense related to the performance options was $19,474.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Activity Summary

A summary of option activity under the Parent Equity Plan for the year ended December 31, 2012, is presented separately below for options valued using the Black Scholes option pricing model and a Monte Carlo simulation.

Options Valued Using the Black Scholes Option Pricing Model

	Options		Weighted Average Exercise Price		Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
	Tier I Time Options	Rollover Options	Tier I Time Options	Rollover Options	Tier I Time Options	Rollover Options	Tier I Time Options	Rollover Options

Outstanding at January 1, 2012	—	5,410.0	$—	$250		9.8	$—	$4,058
Granted	48,172.5	—	1,000	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(2,167.5)	—	—	—
Rollover Options settled	—	(1,075.0)	—	250

Outstanding at December 31, 2012	46,005.0	4,335.0	$1,000	$250	9.6	8.8	$—	$3,251

Exercisable at December 31, 2012	8,596.0	4,335.0	$1,000	$250	9.6	8.8	$—	$3,251

Options Valued Using a Monte Carlo Simulation

	Options		Weighted Average Exercise Price		Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
	Tier II Time Options	Performance Options	Tier II Time Options	Performance Options	Tier II Time Options	Performance Options	Tier II Time Options	Performance Options

Outstanding at January 1, 2012	—	—	$—	$—			$—	$—
Granted	18,350.0	47,072.5	2,500	1,000
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(900.0)	(2,167.5)	—	—

Outstanding at December 31, 2012	17,450.0	44,905.0	$2,500	$1,000	9.5	9.6	$—	$—

Exercisable at December 31, 2012	3,490.0	—	$2,500	$—	9.5	—	$—	$—

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Black-Scholes and Monte Carlo Simulation Option Pricing Model Assumptions

The following table summarizes the weighted average fair values of awards valued using the Black-Scholes and Monte Carlo Simulation option pricing models, as appropriate, and the weighted average assumptions used to develop the fair value estimates under each of the valuation models for the year ended December 31, 2012, for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 and for the year ended December 31, 2010, respectively:

	Successor				Predecessor
	Fiscal Year Ended December 31, 2012			November 2, 2011 to December 31, 2011	January 1, 2011 to November 1, 2011	Fiscal Year Ended December 31, 2010
	Tier I Time Options	Tier II Time Options	Performance Options	Rollover Options	Options	Options
Weighted average fair value	$567.88	$381.50	$433.67	$762.51	$6.66	$6.95
Expected dividend yield	—	—	—	—	—	—
Expected volatility	61.80%	57.63%	57.63%	29.16%	40.26%	43.10%
Risk-free interest rate	0.84%	1.57%	1.57%	0.90%	2.51%	2.53%
Expected term (years)	6.15	N/A	N/A	5.0	6.3	6.3

Expected dividend yield — The Company is subject to limitations on the payment of dividends under its Senior Credit Facilities as further discussed in Note 9 above to these consolidated financial statements. An increase in the dividend yield will decrease compensation expense.

Expected volatility — This is a measure of the amount by which the price of the equity instrument has fluctuated or is expected to fluctuate. For the Rollover Options, the expected volatility was estimated based on a weighted average of the Class A common stock historical volatility prior to the Merger and the median historical volatility of a group of guideline companies (weighted based upon proportion of the expected term represented by the Company’s historical volatility and the volatility of the guideline companies, respectively). For options granted following the Merger, the expected volatility was based upon the levered median historical volatility of a group of guideline companies. An increase in the expected volatility will increase compensation expense.

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

Summary of Equity Compensation Expense

For the year ended December 31, 2012, for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 and for the year ended December 31, 2010, the Company recognized expense of $6,842, $0, $54,932 and $17,722, and an income tax benefit of $0, $0, $15,216 and $4,787, respectively, in the aggregate related to its equity compensation arrangements.

16. Retirement Plans

Employees of the Company may participate in a 401k plan, which provides for matching contributions from the Company. Expenses related to this plan were $4,040, $676, $3,340 and $2,071 for the year ended December 31, 2012, for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 and for the year ended December 31, 2010, respectively. The maximum Company matching contribution was increased from 2% of eligible compensation in 2010 to 2.5% of eligible compensation in 2011.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

17. Income Taxes

The income tax provision for the year ended December 31, 2012, for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 and for the year ended December 31, 2010, respectively, was as follows:

	Successor		Predecessor
	Fiscal Year end December 31, 2012	November 2 through December 31, 2011	January 1 through November 1, 2011	Fiscal Year end December 31, 2010
Current:
Federal	$(3,567)	$(3,212)	$18,814	$18,166
State	1,868	(576)	4,432	2,177

Current income tax provision (benefit)	(1,699)	(3,788)	23,246	20,343

Deferred:
Federal	(41,210)	(6,014)	(5,154)	12,927
State	2,763	(383)	(9,891)	(691)

Deferred income tax provision (benefit)	(38,447)	(6,397)	(15,045)	12,236

Total income tax provision (benefit)	$(40,146)	$(10,185)	$8,201	$32,579

The differences between the federal statutory rate and the effective income tax rate principally relate to the impact of valuation allowances and uncertain tax positions related to state income taxes, book versus tax basis differences in the Company’s investment in EBS Master, non-deductible costs related to the 2011 Transactions and stock compensation expense recorded for book purposes but not deductible for tax. The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	Successor		Predecessor
	Fiscal Year end December 31, 2012	November 2 through December 31, 2011	January 1 through November 1, 2011	Fiscal Year end December 31, 2010
Statutory U.S. federal tax rate	35.00%	35.00%	35.00%	35.00%
State income taxes (net of federal benefit)	(2.95)	3.68	52.49	2.78
Meals and entertainment	(0.29)	(0.65)	(3.36)	0.63
2011 Transactions related costs	—	(0.49)	(34.77)	—
Other	(0.05)	(0.64)	1.54	(1.38)
Tax credits	0.16	0.53	11.14	(0.63)
Equity compensation	—	—	(62.26)	2.06
Non-timing basis differences	0.19	0.37	(89.58)	12.49
Noncontrolling interest	—	—	15.71	(7.20)
Domestic production activities	2.85	—	—	—
Uncertain tax positions	(1.23)	—	—	—
Foreign loss not benefited	0.20	0.09	2.03	(0.34)
Return to provision adjustments	—	—	—	1.34
Change in valuation allowance	—	—	—	4.80

Effective income tax rate	33.88%	37.89%	(72.06)%	49.55%

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

At December 31, 2012, the Company had net operating loss carryforwards (tax effected) for federal and state income tax purposes of approximately $121,145 and $27,886, respectively, which expire from 2027 through 2032 and 2022 through 2027, respectively. A portion of net operating loss carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the “change of ownership” provisions of the Internal Revenue Code and similar state provisions.

The Company and certain of its subsidiaries are included in Parent’s consolidated filing group for U.S. federal income tax purposes, as well as in certain state income tax returns that include Parent. With respect to tax returns for any taxable period in which the Company or any of its subsidiaries are included in a tax return filing with Parent, the amount of taxes to be paid by the Company is determined, subject to certain adjustments, as if it and its subsidiaries filed their own tax returns excluding Parent.

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2012 and 2011 were as follows:

	2012	2011
Deferred tax assets and (liabilities):
Depreciation and amortization	$(335,888)	$(336,024)
Investment in partnership	(282,656)	(246,832)
Accounts receivable	983	1,087
Fair value of interest rate swap	2,159	—
Accruals and reserves	344	97
Capital and net operating losses	152,238	89,291
Debt discount and interest	(1,074)	186
Equity compensation	4,338	1,632
Valuation allowance	(11,016)	(8,698)
Tax receivable agreement obligation to related parties	5,074	1,248
Other	1,771	1,831

Net deferred tax assets and (liabilities)	$(463,727)	$(496,182)

Reported as:
Current deferred tax assets	$4,184	$5,614
Non-current deferred tax liabilities	(467,912)	(501,796)

Net deferred tax assets and (liabilities)	$(463,727)	$(496,182)

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	Successor		Predecessor
	Fiscal Year end December 31, 2012	November 2 through December 31, 2011	January 1 through November 1, 2011	Fiscal Year end December 31, 2010
Unrecognized benefit from prior years	$9,911	$9,354	$1,368	$1,272
Decreases from prior period tax positions	—	(1,017)	—	—
Increases from prior period tax positions	—	—	7,986	—
Increases from current period tax positions	1,461	—	—	96
Decreases from settlements with taxing authorities	(351)	1,574	—	—

Ending unrecognized benefit	$11,021	$9,911	$9,354	$1,368

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

The Company had unrecognized tax benefits of $1,461 and $228 as of December 31, 2012 and 2011, respectively, that if recognized, would affect the effective income tax rate. The Company does not currently anticipate that the total amount of unrecognized tax positions will significantly increase or decrease in the next twelve months.

The Company recognizes interest income and expense (if any) related to income taxes as a component of income tax expense. The Company recognized interest and penalties of $0, $63, $0, and $173, for the year ended December 31, 2012, for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 and for the year ended December 31, 2010, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company’s U.S. federal and state income tax returns for the tax years 2009 and beyond remain subject to examination by the Internal Revenue Service. With respect to state and local jurisdictions and countries outside of the United States, the Company and its subsidiaries are typically subject to examination for a number of years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that may be incurred due to state, local or foreign audits.

18. Tax Receivable Agreement Obligations to Related Parties

In connection with the IPO, the Company entered into tax receivable agreements which obligated the Company to make payments to certain current and former owners of the Company, including H&F and certain members of management, equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from certain previous transactions, including the 2011 Transactions. The Company will retain the benefit of the remaining 15% of these tax savings.

In connection with the 2011 Transactions, H&F and certain current and former members of management exchanged all of their remaining EBS Units (and corresponding shares of Class B common stock) for cash and a combination of cash and shares of Parent, respectively, and the former majority owner of the Company assigned its rights under the tax receivable agreements to affiliates of Blackstone. Additionally, effective December 31, 2011, the Company simplified its corporate structure. The tax attributes of the exchange of EBS Units and corporate restructuring are expected to provide the Company with additional cash savings, 85% of which are payable to the TRA Members. Collectively, the Company expects the tax attributes of the above referenced events to result in cumulative payments under the tax receivable agreements of $354,089. $126,142 of this amount, which reflected the initial fair value of the tax receivable agreement obligations plus recognized accretion, was reflected as an obligation on the accompanying consolidated balance sheet at December 31, 2012. The accompanying consolidated statement of operations for the year ended December 31, 2012 includes accretion expense of $8,666, related to this obligation.

During the year ended December 31, 2012, the Company changed its estimate of the timing and amount of expected future cash flows attributable to the tax receivable agreements as a result of the impact of the repricing amendments to the Senior Credit Agreement, the TC3 acquisition, an increase in state income tax rates and routine updates to financial projections. These revised estimates resulted in an decrease to pretax net loss of $7,144 for the year ended December 31, 2012.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Based on current facts and circumstances, the Company estimates the aggregate payments due under the tax receivable agreements to be as follows:

Years Ending December 31:
2013	$1,139
2014	972
2015	943
2016	978
2017	38,771
Thereafter	311,286

Gross expected payments	354,089
Less: Amounts representing discount	(227,947)

Total tax receivable agreement obligations due to related parties	126,142
Less: Current portion due (included in accrued expenses)	(1,139)

Tax receivable agreement obligations due to related parties	$125,003

The timing and/or amount of aggregate payments due may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and the portion of payments under the tax receivable agreements constituting imputed interest or amortizable basis.

19. Other Related Party Transactions

Transaction and Advisory Fee Agreement

In connection with the 2011 Transactions, the Company entered into a transaction and advisory fee agreement with Blackstone Management Partners L.L.C., an affiliate of Blackstone (“BMP”), and Hellman & Friedman, L.P., an affiliate of H&F (“HFLP,” and, together with BMP, the “Managers”), for a term of twelve years. Pursuant to the agreement, the Company paid the Managers, at the closing of the Merger, a $30,000 transaction fee in consideration for the Managers undertaking financial and structural analysis, due diligence and other assistance related to the Merger and reimbursed the Managers for any out-of-pocket expenses incurred by the Managers in connection with the Merger and the provision of services under the agreement. In addition, in consideration for certain advisory services, the Company is obligated to pay the Managers at the beginning of each fiscal year an aggregate advisory fee of $6,000 or an agreed upon amount not to exceed 2% of consolidated EBITDA (as defined in the Senior Credit Agreement) for such fiscal year. Pursuant to the agreement, the Managers are also entitled to receive transaction fees equal to 1% of the aggregate transaction value upon the consummation of any acquisition, divestiture, disposition, merger, consolidation, restructuring or recapitalization, issuance of private or public debt or equity securities (including an initial public offering of equity securities), financing or similar transaction involving the Company.

Pursuant to the agreement, in connection with or in anticipation of a change in control of the Company, sale of all or substantially all of the assets of the Company or an initial public offering of the equity of the Company or parent entity of the Company or their successors, the Managers have the option to receive, in consideration of such Manager’s role in facilitating such transaction and in settlement of the termination of the services, a single lump sum cash payment equal to the then-present value of all the then-current and future annual advisory fees payable under the agreement, assuming a remaining twelve-year payment period. To the extent that the Company does not pay the lump sum fee when due, the obligation will accrue interest at an annual rate of 10%, compounded quarterly.

During the the period from November 2, 2011 to December 31, 2011, the Company paid $30,000 ($28,050 to BMP and $1,950 to HFLP), respectively, in transaction fees. During the year ended December 31, 2012 and the period from November 2,

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

2011 to December 31, 2011, the Company paid $6,600 ($5,985 to BMP and $615 to HFLP) and $986 ($715 to BMP and $271 to HFLP) in advisory fees and approximately $200 and $400, respectively, as reimbursement to BMP for their out of pocket expenses. With respect to the Merger transaction fee, the fee was paid by the Company on behalf of Parent. As a result, the Merger transaction fee was reflected as a reduction of the equity contributed by Parent. The advisory fees were reflected within sales, marketing, general and administrative expense in the accompanying consolidated statements of operations.

Transaction Fee Letter Agreement

In connection with the 2011 Transactions, Parent entered into an agreement with Blackstone Advisory Partners L.P. (“BAP”) whereby BAP agreed to provide advisory services, including general business and financial analysis, transaction feasibility analysis, due diligence support, pricing analysis, assistance with negotiations and the development of a general transaction strategy. In exchange for these services, Parent agreed to pay a transaction fee of $10,000 that was contingent upon the closing of the Merger. Immediately following the Merger, Parent caused the Company to pay $10,000 to BAP on behalf of Parent. This fee, as it was incurred on behalf of Parent, was reflected as a reduction of the equity contributed by Parent.

2019 Notes and Term Loans Held by Related Party

During the year ended December 31, 2012 and the period from November 2, 2011 to December 31, 2011, certain investment funds managed by GSO Capital Partners LP (the “GSO-managed funds”) held a portion of the 2019 Notes and the Senior Credit Facilities. GSO Advisor Holdings LLC (“GSO Advisor”) is the general partner of GSO Capital Partners LP. Blackstone, indirectly through its subsidiaries, holds all of the issued and outstanding equity interests of GSO Advisor. As of December 31, 2012 and 2011, the GSO-managed funds held $100,000 in principal amount of the 2019 Notes and $43,697 and $52,500 in principal amount of the Senior Credit Facilities ($437 and $525 of which is classified within current portion of long-term debt), respectively.

Transactions with Blackstone Portfolio Companies

The Company provides various services to certain Blackstone portfolio companies under contracts that were executed in the normal course of business. The Company recognized revenue of $3,606, $769 and $4,478 related to services provided to Blackstone portfolio companies for the year ended December 31, 2012 and the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively.

Transactions with H&F Portfolio Companies

The Company both provides various services to, and purchases from, certain H&F portfolio companies under contracts that were executed in the normal course of business. The Company recognized revenue of $1,885, $206, $1,174, and $1,266 related to services provided to H&F portfolio companies for the year ended December 31, 2012, for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 and for the year ended December 31, 2010, respectively. The Company paid H&F portfolio companies $101, $0, $247 and $143 related to services provided to the Company for the year ended December 31, 2012, for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 and for the year ended December 31, 2010, respectively.

Other

During 2009, the Company executed an agreement with a company in which the former majority owner of the Company had a substantial ownership interest, to outsource certain mailroom and verification services. Under this agreement, the Company paid the vendor approximately $2,202 and $3,855 in 2011 and 2010, respectively, in connection with services received under this agreement. In May 2011, the former majority owner of the Company sold all of its interests in the company.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

20. Segment Reporting

During 2012, management viewed the Company’s operating results in three reportable segments: (a) payer services, (b) provider services and (c) pharmacy services. Listed below are the results of operations for each of the reportable segments. This information is reflected in the manner utilized by management to make operating decisions, assess performance and allocate resources. Segment assets are not presented to management for purposes of operational decision making, and therefore are not included in the accompanying tables. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to these consolidated financial statements.

Payer Services Segment

The payer services segment provides payment cycle solutions to healthcare payers, both directly and through the Company’s channel partners, that simplify the administration of healthcare related to insurance eligibility and benefits verification, claims filing, payment integrity and claims and payment distribution. Additionally, the payer services segment provides consulting services primarily to healthcare payers.

Provider Services Segment

The provider services segment provides revenue cycle management solutions, patient billing and payment services, government program eligibility and enrollment services and clinical information exchange capabilities, both directly and through the Company’s channel partners, that simplify the providers’ revenue cycle and workflow, reduce related costs and improve cash flow.

Pharmacy Services Segment

The pharmacy services segment provides electronic prescribing and other electronic solutions to pharmacies, pharmacy benefit management companies and government agencies related to prescription benefit claim filing, adjudication and management.

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

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

The revenue and total segment contribution for the reportable segments are as follows:

Successor - For the Year Ended December 31, 2012

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated
Revenue from external customers
Claims management	$237,458	$—	$—	$—	$237,458
Payment services	261,163	—	—	—	261,163
Patient statements	—	253,673	—	—	253,673
Revenue cycle management	—	299,090	—	—	299,090
Dental	—	31,586	—	—	31,586
Pharmacy services	—	—	95,301	—	95,301
Inter-segment revenues	4,226	888	350	(5,464)	—

Net revenue	502,847	585,237	95,651	(5,464)	1,178,271
Costs and expenses
Cost of operations	332,025	365,220	39,484	(5,204)	731,525
Development and engineering	10,927	14,371	6,496	—	31,794
Sales, marketing, general and administrative	35,705	39,937	5,810	60,734	142,186
Accretion	—	—	—	8,666	8,666
Transaction related costs	—	—	—	1,250	1,250

Segment contribution	$124,190	$165,709	$43,861	$(70,910)	262,850

Depreciation and amortization					187,225
Interest expense, net					172,253
Loss on extinguishment of debt					21,853

Loss before income tax provision					$(118,481)

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Successor - For the period from November 2, 2011 to December 31, 2011

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated
Revenue from external customers
Claims management	$35,004	$—	$—	$—	$35,004
Payment services	42,207	—	—	—	42,207
Patient statements	—	41,927	—	—	41,927
Revenue cycle management	—	51,123	—	—	51,123
Dental	—	5,167	—	—	5,167
Pharmacy services	—	—	14,956	—	14,956
Inter-segment revenues	514	107	62	(683)	—

Net revenue	77,725	98,324	15,018	(683)	190,384
Costs and expenses
Cost of operations	51,102	60,710	6,252	(643)	117,421
Development and engineering	1,940	2,234	979	—	5,153
Sales, marketing, general and administrative	5,870	4,518	830	10,560	21,778
Accretion	—	—	—	2,459	2,459
Transaction related costs	—	—	—	17,857	17,857

Segment contribution	$18,813	$30,862	$6,957	$(30,916)	25,716

Depreciation and amortization					29,094
Interest expense, net					29,343
Other					(5,843)

Loss before income tax provision					$(26,878)

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Predecessor - For the period from January 1, 2011 to November 1, 2011

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated
Revenue from external customers
Claims management	$171,288	$—	$—	$—	$171,288
Payment services	206,828	—	—	—	206,828
Patient statements	—	213,585	—	—	213,585
Revenue cycle management	—	240,861	—	—	240,861
Dental	—	25,926	—	—	25,926
Pharmacy services	—	—	70,776	—	70,776
Inter-segment revenue	2,845	450	—	(3,295)	—

Net revenue	380,961	480,822	70,776	(3,295)	929,264
Costs and expenses
Cost of operations	255,437	291,055	29,134	(3,085)	572,541
Development and engineering	8,700	11,693	5,697	—	26,090
Sales, marketing, general and administrative	26,905	38,385	5,078	41,095	111,463
Transaction related costs	10,443	9,029	2,282	44,871	66,625

Segment contribution	$79,476	$130,660	$28,585	$(86,176)	152,545

Depreciation and amortization					128,761
Interest expense, net					43,201
Other income					(8,036)

Loss before income tax provision					$(11,381)

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Predecessor - For the Year Ended December 31, 2010

				Corporate &
	Payer	Provider	Pharmacy	Eliminations	Consolidated
Revenue from external customers
Claims management	$192,385	$—	$—	$—	$192,385
Payment services	234,176	—	—	—	234,176
Patient statements	—	262,521	—	—	262,521
Revenue cycle management	—	199,873	—	—	199,873
Dental	—	31,403	—	—	31,403
Pharmacy services	—	—	81,794	—	81,794
Inter-segment revenue	3,501	402	—	(3,903)	—

Net revenue	430,062	494,199	81,794	(3,903)	1,002,152
Costs and expenses
Cost of operations	281,853	304,245	30,044	(3,775)	612,367
Development and engineering	9,475	13,993	7,170	—	30,638
Sales, marketing, general and administrative	28,914	33,982	6,133	47,918	116,947

Segment contribution	$109,820	$141,979	$38,447	$(48,046)	242,200

Depreciation and amortization					124,721
Interest expense, net					61,017
Other income					(9,284)

Income before income tax provision					$65,746

21. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of taxes, as of and for the year ended December 31, 2012.

	Foreign Currency Translation Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2012	$(194)	$—	$(194)
Change associated with foreign currency translation	67	—	67
Change associated with current period hedging	—	(1,289)	(1,289)
Reclassification into earnings	—	(2,373)	(2,373)

Balance at December 31, 2012	$(127)	$(3,662)	$(3,789)

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

22. Supplemental Condensed Consolidating Financial Information

In lieu of providing separate annual and interim financial statements for each guarantor of debt securities to be registered, Regulation S-X of SEC Guidelines, Rules and Regulations (“Regulation S-X”) provides companies, if certain criteria are satisfied, with the option to instead provide condensed consolidating financial information for its issuers, guarantors and non-guarantors. In the case of the Company, the applicable criteria include the following: (i) the Senior Notes are fully and unconditionally guaranteed on a joint and several basis, (ii) each of the guarantors of the Senior Notes is a direct or indirect wholly-owned subsidiary of the Company and (iii) any non-guarantors are considered minor as that term is defined in Regulation S-X. Because each of these criteria has been satisfied by the Company, summarized condensed consolidating balance sheets at December 31, 2012 and 2011, condensed consolidating statements of operations, comprehensive income (loss) and cash flows for the year ended December 31, 2012, for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 and for the year ended December 31, 2010, respectively, for the Company, segregating the issuer, the subsidiary guarantors and consolidating adjustments, are reflected below. Prior year amounts have been reclassified to conform to the current year presentation.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Balance Sheet

	Successor
	As of December 31, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:

Cash and cash equivalents	$754	$31,009	$—	$31,763
Accounts receivable, net of allowance for doubtful accounts	—	190,021	—	190,021
Deferred income tax assets	—	4,184	—	4,184
Prepaid expenses and other current assets	2,059	26,101	—	28,160

Total current assets	2,813	251,315	—	254,128
Property and equipment, net	3	272,085	—	272,088
Due from affiliates	—	62,933	(62,933)	—
Investment in subsidiaries	1,839,748	—	(1,839,748)	—
Goodwill	—	1,481,889	—	1,481,889
Intangible assets, net	151,500	1,578,589	—	1,730,089
Other assets, net	18,539	22,275	(11,120)	29,694

Total assets	$2,012,603	$3,669,086	$(1,913,801)	$3,767,888

LIABILITIES AND EQUITY
Current liabilities:

Accounts payable	$—	$6,223	$—	$6,223
Accrued expenses	5,845	96,224	—	102,069
Deferred revenues	—	9,342	—	9,342
Current portion of long-term debt	4,600	12,730	—	17,330

Total current liabilities	10,445	124,519	—	134,964
Due to affiliates	62,933	—	(62,933)	—
Long-term debt, excluding current portion	778,813	1,220,579	—	1,999,392
Deferred income tax liabilities	—	479,032	(11,120)	467,912
Tax receivable agreement obligations to related parties	125,003	—	—	125,003
Other long-term liabilities	3,258	5,208	—	8,466
Commitments and contingencies
Total equity	1,032,151	1,839,748	(1,839,748)	1,032,151

Total liabilities and equity	$2,012,603	$3,669,086	$(1,913,801)	$3,767,888

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Balance Sheet

	Successor
	As of December 31, 2011
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$572	$37,353	$—	$37,925
Accounts receivable, net of allowance for doubtful accounts	—	188,960	—	188,960
Deferred income tax assets	—	5,614	—	5,614
Prepaid expenses and other current assets	2,072	13,797	—	15,869

Total current assets	2,644	245,724	—	248,368
Property and equipment, net	8	277,760	—	277,768
Due from affiliates	—	55,471	(55,471)	—
Investment in consolidated subsidiaries	1,941,142	—	(1,941,142)	—
Goodwill	—	1,443,574	—	1,443,574
Intangible assets, net	160,500	1,661,397	—	1,821,897
Other assets, net	9,256	31,204	—	40,460

Total assets	$2,113,550	$3,715,130	$(1,996,613)	$3,832,067

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$8,827	$—	$8,827
Accrued expenses	19,283	112,813	—	132,096
Deferred revenues	—	4,671	—	4,671
Current portion of long-term debt	4,074	11,960	—	16,034

Total current liabilities	23,357	138,271	—	161,628
Due to affiliates	55,471	—	(55,471)	—
Long-term debt, excluding current portion	781,575	1,163,499	—	1,945,074
Deferred income tax liabilities	31,881	469,915	—	501,796
Tax receivable agreement obligations to related parties	117,477	—	—	117,477
Other long-term liabilities	—	2,303	—	2,303
Commitments and contingencies
Equity	1,103,789	1,941,142	(1,941,142)	1,103,789

Total liabilities and equity	$2,113,550	$3,715,130	$(1,996,613)	$3,832,067

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Operations

	Successor
	For the Year Ended December 31, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue	$—	$1,178,271	$—	$1,178,271
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	731,525	—	731,525
Development and engineering	—	31,794	—	31,794
Sales, marketing, general and administrative	9,072	133,114	—	142,186
Depreciation and amortization	9,004	178,221	—	187,225
Accretion	8,666	—	—	8,666
Transaction related costs	1,250	—	—	1,250

Operating income (loss)	(27,992)	103,617	—	75,625
Equity in earnings of consolidated subsidiaries	(2,905)	—	2,905	—
Interest expense, net	94,089	78,164	—	172,253
Loss on extinguishment of debt		21,853		21,853
Other income, net	—	—	—	—

Income (loss) before income tax provision (benefit) (benefit)	(119,176)	3,600	(2,905)	(118,481)
Income tax provision (benefit)	(40,841)	695	—	(40,146)

Net income (loss)	$(78,335)	$2,905	$(2,905)	$(78,335)

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Operations

	Successor
	November 2 through December 31, 2011
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue	$—	$190,384	$—	$190,384
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	117,421	—	117,421
Development and engineering	—	5,153	—	5,153
Sales, marketing, general and administrative	1,385	20,393	—	21,778
Depreciation and amortization	1,501	27,593	—	29,094
Accretion	2,459	—	—	2,459
Transaction related costs	485	17,372		17,857

Operating income (loss)	(5,830)	2,452	—	(3,378)
Equity in earnings of consolidated subsidiaries	(3,791)	—	3,791	—
Interest expense, net	25,164	4,179	—	29,343
Other income, net	—	(5,843)	—	(5,843)

Income (loss) before income tax benefit	(27,203)	4,116	(3,791)	(26,878)
Income tax benefit	(10,510)	325	—	(10,185)

Net income (loss)	$(16,693)	$3,791	$(3,791)	$(16,693)

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Operations

	Predecessor
	January 1 through November 1, 2011
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue	$—	$929,264	$—	$929,264
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	572,541	—	572,541
Development and engineering	—	26,090	—	26,090
Sales, marketing, general and administrative	12,544	98,919	—	111,463
Depreciation and amortization	3	128,758	—	128,761
Accretion expense	—	—	—	—
Transaction related costs	17,767	48,858	—	66,625

Operating income (loss)	(30,314)	54,098	—	23,784
Equity in earnings of consolidated subsidiaries	(16,482)	—	16,482	—
Interest expense, net	2,442	40,759	—	43,201
Other income, net	—	(8,036)	—	(8,036)

Income before income tax provision (benefit)	(16,274)	21,375	(16,482)	(11,381)
Income tax provision (benefit)	8,417	(216)		8,201

Net income (loss)	(24,691)	21,591	(16,482)	(19,582)
Net income attributable to noncontrolling interest	—	—	5,109	5,109

Net income (loss) attributable to Emdeon Inc.	$(24,691)	$21,591	$(21,591)	$(24,691)

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Operations

	Predecessor
	Year Ended December 31, 2010
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue	$—	$1,002,152	$—	$1,002,152
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	612,367	—	612,367
Development and engineering	—	30,638	—	30,638
Sales, marketing, general and administrative	3,198	113,749	—	116,947
Depreciation and amortization	—	124,721	—	124,721

Operating income (loss)	(3,198)	120,677	—	117,479
Equity in earnings of consolidated subsidiaries	(43,046)	—	43,046	—
Interest expense	3,089	57,928	—	61,017
Other income, net	—	(9,284)	—	(9,284)

Income before income tax provision	36,759	72,033	(43,046)	65,746
Income tax provision	17,213	15,366	—	32,579

Net income	19,546	56,667	(43,046)	33,167
Net income attributable to noncontrolling interest	—	—	13,621	13,621

Net income attributable to Emdeon Inc.	$19,546	$56,667	$(56,667)	$19,546

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Successor
	Year Ended December 31, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(78,335)	$2,905	$(2,905)	$(78,335)

Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(3,662)	—	—	(3,662)
Other comprehensive income amortization, net of taxes	—	—	—	—
Foreign currency translation adjustment	—	67	—	67
Equity in other comprehensive earnings	67	—	(67)	—

Other comprehensive income (loss)	(3,595)	67	(67)	(3,595)

Total comprehensive income (loss)	(81,930)	2,972	(2,972)	(81,930)
Comprehensive income (loss) attributable to non-controlling interest	—	—	—	—

Comprehensive income (loss) attributable to Emdeon Inc.	$(81,930)	$2,972	$(2,972)	$(81,930)

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Successor
	November 2 through December 31, 2011
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(16,693)	$3,791	$(3,791)	$(16,693)

Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	—	—	—	—
Other comprehensive income amortization, net of taxes				—
Foreign currency translation adjustment	—	(194)	—	(194)
Equity in other comprehensive earnings	(194)	—	194	—

Other comprehensive income (loss)	(194)	(194)	194	(194)

Total comprehensive income (loss)	(16,887)	3,597	(3,597)	(16,887)
Comprehensive income (loss) attributable to non-controlling interest	—	—	—	—

Comprehensive income (loss) attributable to Emdeon Inc.	$(16,887)	$3,597	$(3,597)	$(16,887)

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Predecessor
	January 1 through November 1, 2011
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(24,691)	$21,591	$(16,482)	$(19,582)

Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	—	—	—	—
Other comprehensive income amortization, net of taxes	—	2,762	—	2,762
Foreign currency translation adjustment		101		101
Equity in other comprehensive earnings	2,253	—	(2,253)	—

Other comprehensive income (loss)	2,253	2,863	(2,253)	2,863

Total comprehensive income (loss)	(22,438)	24,454	(18,735)	(16,719)
Comprehensive income attributable to non-controlling interest	—	—	5,719	5,719

Comprehensive income (loss) attributable to Emdeon Inc.	$(22,438)	$24,454	$(24,454)	$(22,438)

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Predecessor
	For the Year Ended December 31, 2010
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income	$19,546	$56,667	$(43,046)	$33,167

Other comprehensive income:
Changes in fair value of interest rate swap, net of taxes	—	5,841	—	5,841
Other comprehensive income amortization, net of taxes	—	5,062		5,062
Foreign currency translation adjustment		91		91
Equity in other comprehensive earnings	8,636	—	(8,636)	—

Other comprehensive income	8,636	10,994	(8,636)	10,994

Total comprehensive income	28,182	67,661	(51,682)	44,161
Comprehensive income attributable to non-controlling interest	—	15,979	—	15,979

Comprehensive income attributable to Emdeon Inc.	$28,182	$51,682	$(51,682)	$28,182

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Cash Flows

	Successor
	For the Year Ended December 31, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net Income (loss)	$(78,335)	$2,905	$(2,905)	$(78,335)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,004	178,221	—	187,225
Equity compensation expense	27	6,815	—	6,842
Deferred income tax expense (benefit)	(40,841)	2,394	—	(38,447)
Equity in earnings of consolidated subsidiaries	(2,905)	—	2,905	—
Accretion expense	8,666	—	—	8,666
Loss on extinguishment of debt	—	18,293	—	18,293
Amortization of debt discount and issuance costs	2,265	7,920		10,185
Other	—	2,685	—	2,685
Changes in operating assets and liabilities:
Accounts receivable	—	1,601	—	1,601
Prepaid expenses and other	1,438	(13,534)	—	(12,096)
Accounts payable	—	(2,149)	—	(2,149)
Accrued expenses, deferred revenue, and other liabilities	(14,244)	(10,974)	—	(25,218)
Tax receivable agreement obligations to related parties	(334)	—	—	(334)
Due to/from affiliates	7,463	(7,463)	—	—

Net cash provided by (used in) operating activities	(107,796)	186,714	—	78,918

Investing activities
Purchases of property and equipment	—	(62,054)	—	(62,054)
Payments for acquisitions, net of cash acquired	—	(59,011)	—	(59,011)
Investment in subsidiary	112,067	—	(112,067)	—

Net cash used in investing activities	112,067	(121,065)	(112,067)	(121,065)

Financing activities
Distributions to Emdeon Inc. net	—	(112,067)	112,067	—
Payments on Revolving Facility	—	(15,000)	—	(15,000)
Payment of debt issue costs	(34)	(2,026)	—	(2,060)
Proceeds from incremental term loan	—	70,351	—	70,351
Debt principal and data sublicense obligation payments	(4,055)	(12,558)	—	(16,613)
Other	—	(693)	—	(693)

Net cash provided by financing activities	(4,089)	(71,993)	112,067	35,985

Net decrease in cash and cash equivalents	182	(6,344)	—	(6,162)
Cash and cash equivalents at beginning of period	572	37,353	—	37,925

Cash and cash equivalents at end of period	$754	$31,009	$—	$31,763

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Cash Flows

	Successor
	November 2 through December 31, 2011
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net Income (loss)	$(16,693)	$3,791	$(3,791)	$(16,693)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,501	27,593	—	29,094
Deferred income tax expense (benefit)	(10,510)	4,113	—	(6,397)
Equity in earnings of consolidated subsidiaries	(3,791)		3,791	—
Accretion expense	2,459	—	—	2,459
Amortization of debt discount and issuance costs	356	1,286	—	1,642
Change in fair value of interest rate swap (not subject to hedge accounting)	—	(2,755)	—	(2,755)
Change in contingent consideration	—	(5,843)	—	(5,843)
Other	—	489	—	489
Changes in operating assets and liabilities:
Accounts receivable	—	(13,447)	—	(13,447)
Prepaid expenses and other	3,318	(192)	—	3,126
Accounts payable	—	(2,912)	—	(2,912)
Accrued expenses, deferred revenue, and other liabilities	(13,261)	(4,283)	—	(17,544)
Due to/from affiliates	(3,769)	3,769	—	—

Net cash provided by (used in) operating activities	(40,390)	11,609	—	(28,781)

Investing activities
Purchases of property and equipment	—	(8,279)	—	(8,279)
Purchases of Emdeon Inc., net of cash acquired	(1,597,220)	(345,998)	—	(1,943,218)

Net cash used in investing activities	(1,597,220)	(354,277)	—	(1,951,497)

Financing activities
Proceeds from issuance of stock	863,245	—	—	863,245
Proceeds from Term Loan Facility	25,332	1,159,782	—	1,185,114
Proceeds from Revolving Facility	—	25,000	—	25,000
Proceeds from Senior Notes	729,375	—	—	729,375
Payments on Revolving Facility	—	(10,000)	—	(10,000)
Payment of debt issue costs	(5,871)	(30,030)	—	(35,901)
Proceeds from incremental term loan	—	(942,138)	—	(942,138)
Other	(2,800)	(68)	—	(2,868)

Net cash provided by financing activities	1,609,281	202,546	—	1,811,827

Net decrease in cash and cash equivalents	(28,329)	(140,122)	—	(168,451)
Cash and cash equivalents at beginning of period	28,901	177,475	—	206,376

Cash and cash equivalents at end of period	$572	$37,353	$—	$37,925

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Cash Flows

	Predecessor
	January 1 through November 1, 2011
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net Income (loss)	$(24,691)	$21,591	$(16,482)	$(19,582)
provided by operating activities:		—
Depreciation and amortization	3	128,758	—	128,761
Equity compensation expense	1,300	53,632	—	54,932
Deferred income tax expense (benefit)	8,417	(23,462)	—	(15,045)
Equity in earnings of consolidated subsidiaries	(16,482)	—	16,482	—
Amortization of debt discount and issuance costs	—	11,673	—	11,673
Amortization of discontinued cash flow hedge from other comprehensive loss	—	3,167	—	3,167
Change in fair value of interest rate swap (not subject to hedge accounting)	—	(7,983)	—	(7,983)
Change in contingent consideration	—	(8,036)	—	(8,036)
Other	—	1,119	—	1,119
Changes in operating assets and liabilities:
Accounts receivable	—	660	—	660
Prepaid expenses and other	88	6,550	—	6,638
Accounts payable	—	8,505	—	8,505
Accrued expenses, deferred revenue, and other liabilities	29,263	18,350	—	47,613
Tax receivable agreement obligations to related parties	(3,519)	—	—	(3,519)
Due to/from affiliates	(2,667)	2,667	—	—

Net cash provided (used in) by operating activities	(8,288)	217,191	—	208,903

Investing activities
Purchases of property and equipment	—	(51,902)	—	(51,902)
Payments for acquisitions, net of cash acquired	—	(39,422)	—	(39,422)

Net cash used in investing activities	—	(91,324)	—	(91,324)

Financing activities
Debt principal and sublicense obligation payments	(3,716)	(6,412)	—	(10,128)
Other	925	(1,188)	—	(263)

Net cash used in financing activities	(2,791)	(7,600)	—	(10,391)

Net increase (decrease) in cash and cash equivalents	(11,079)	118,267	—	107,188
Cash and cash equivalents at beginning of period	39,980	59,208	—	99,188

Cash and cash equivalents at end of period	$28,901	$177,475	$—	$206,376

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Cash Flows

	Predecessor
	For the Year Ended December 31, 2010
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net income	$19,546	$56,667	$(43,046)	$33,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2	124,719	—	124,721
Equity compensation expense	760	16,961	—	17,721
Deferred income tax expense (benefit)	17,213	(4,977)	—	12,236
Equity in earnings of consolidated subsidiaries	(43,046)	—	43,046	—
Amortization of debt discount and issuance costs	—	12,911	—	12,911
Amortization of discontinued cash flow hedge from other comprehensive loss	—	5,800	—	5,800
Change in fair value of interest rate swap (not subject to hedge accounting)	—	(3,908)	—	(3,908)
Change in contingent consideration	—	(9,284)	—	(9,284)
Other	—	419	—	419
Changes in operating assets and liabilities:
Accounts receivable	—	(2,429)	—	(2,429)
Prepaid expenses and other	(425)	(12,127)	—	(12,552)
Accounts payable	—	(7,499)	—	(7,499)
Accrued expenses, deferred revenue, and other liabilities	(92)	543	—	451
Tax receivable agreement obligations to related parties	95	—	—	95
Due to/from affiliates	504	(504)	—	—

Net cash provided by (used in) operating activities	(5,443)	177,292	—	171,849

Investing activities
Purchases of property and equipment	—	(79,988)	—	(79,988)
Payments for acquisitions, net of cash acquired	—	(251,464)	—	(251,464)
Investment in subsidiary	(80,000)	—	80,000	—
Other	(3,000)	—	—	(3,000)

Net cash provided by (used in) investing activities	(83,000)	(331,452)	80,000	(334,452)

Financing activities
Proceeds from issuance of stock	306	—	—	306
Capital contribution from Emdeon Inc.	—	80,000	(80,000)	—
Proceeds from incremental term loan	—	97,982	—	97,982
Debt principal and sublicense obligation payments	(3,624)	(7,799)	—	(11,423)
Repayment of assumed debt obligations	—	(35,254)	—	(35,254)
Other	—	(1,819)	—	(1,819)

Net cash provided by (used in) financing activities	(3,318)	133,110	(80,000)	49,792

Net decrease in cash and cash equivalents	(91,761)	(21,050)	—	(112,811)
Cash and cash equivalents at beginning of period	131,741	80,258	—	211,999

Cash and cash equivalents at end of period	$39,980	$59,208	$—	$99,188

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

23. Subsequent Event

The Company reorganized its reportable segments as payer services, revenue cycle solutions, ambulatory services and pharmacy services effective January 1, 2013.

Emdeon Inc.

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs	Balance at End of Year

Year ended December 31, 2012	$1,201	$1,598	$3,571	$(2,785)	$3,585
Period from November 2 to December 31, 2011 (Successor)(1)	$—	$349	$1,460	$(608)	$1,201
Period from January 1 to November 1, 2011 (Predecessor)	$5,394	$1,888	$—	$(1,398)	$5,884
Year ended December 31, 2010	$4,433	$2,243	$—	$(1,282)	$5,394

(1)	In connection with the Merger, accounts receivable was adjusted to fair value such that the opening allowance for doubtful accounts was $0 at November 2, 2011.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2013.

EMDEON INC.

By:	/s/ George I. Lazenby
Name:	George I. Lazenby

Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George I. Lazenby George I. Lazenby	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2013

/s/ Bob A. Newport, Jr. Bob A. Newport, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2013

/s/ Neil P. Simpkins Neil P. Simpskins	Chairman of the Board of Directors	March 18, 2013

/s/ Michael Dal Bello Michael Dal Bello	Director	March 18, 2013

/s/ Howard L. Lance Howard L. Lance	Director	March 18, 2013

/s/ Philip M. Pead Philip M. Pead	Director	March 18, 2013

/s/ Pamela J. Pure Pamela J. Pure	Director	March 18, 2013

/s/ Allen R. Thorpe Allen R. Thorpe	Director	March 18, 2013

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE

NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent and, following the filing of this Annual Report with the SEC, does not intend to send to its security holders an annual report to security holders or proxy materials for the year ended December 31, 2012 or with respect to any annual or other meeting of security holders.

Index of Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 3, 2011, by and among Beagle Parent Corp., Beagle Acquisition Corp. and Emdeon Inc. (included as Exhibit 2.1 to the Company’s current Report on Form 8-K, filed on August 8, 2011, and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation of Emdeon Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K , filed on November 2, 2011, and incorporated herein by reference).

3.2	Second Amended and Restated By-laws of Emdeon Inc. (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2011, and incorporated herein by reference).

4.1	2019 Notes Indenture, dated as of November 2, 2011, among Beagle Acquisition Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.2	2019 Notes Supplemental Indenture, dated as of November 2, 2011, among Emdeon Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (included as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.3	2019 Notes Supplemental Indenture, dated as of July 10, 2012, between TC3 Health, Inc. and Wilmington Trust, National Association, as trustee (included as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.4	2020 Notes Indenture, dated as of November 2, 2011, among Beagle Acquisition Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.5	2020 Notes Supplemental Indenture, dated as of November 2, 2011, among Emdeon Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.6	2020 Notes Supplemental Indenture, dated as of July 10, 2012, between TC3 Health, Inc. and Wilmington Trust, National Association, as trustee (included as Exhibit 4.6 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.7	2019 Notes Registration Rights Agreement, dated as of November 2, 2011, among Beagle Acquisition Corp., the guarantors named therein and Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as representatives of the purchasers named therein (included as Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

Exhibit No.	Description

4.8	2019 Notes Joinder Agreement to Registration Rights Agreement, dated as of November 2, 2011, among Emdeon Inc. and certain additional guarantors named therein (included as Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.9	2020 Notes Registration Rights Agreement, dated as of November 2, 2011, among Beagle Acquisition Corp., the guarantors named therein and Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as representatives of the purchasers named therein (included as Exhibit 4.9 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.10	Form of 2019 Note (included as Exhibit 4.10 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.11	Form of 2020 Note (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.1	Transaction and Advisory Fee Agreement, dated as of November 2, 2011, among Emdeon Inc., Blackstone Management Partners, L.L.C. and Hellman & Friedman, L.P. (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.2	Credit Agreement, dated as of November 2, 2011 (the “Credit Agreement”), among Beagle Intermediate Holding, Inc., Emdeon Inc., the other borrowers party thereto, Bank of America, N.A, as administrative agent, swingline lender and letter of credit issuer thereunder, and the other agents and lenders parties thereto (included as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.3	Amendment No. 1 to the Credit Agreement, dated as of April 24, 2012, among Emdeon Inc., the other borrowers party thereto, Bank of America, N.A., as administrative agent, swingline lender, letter of credit issuer and collateral agent thereunder, and the and the guarantors party thereto (included as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.4	Security Agreement, dated as of November 2, 2011, among Emdeon Inc., the other borrowers and debtors party thereto, and Bank of America, N.A., as administrative agent (included as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.5	Stockholders’ Agreement, dated as of November 2, 2011, by and among Beagle Parent Corp., Beagle Intermediate Holdings, Inc., Beagle Acquisition Corp. and the sponsors, other

Exhibit No.	Description

investors and managers named therein (included as Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.6	Amended and Restated Tax Receivable Agreement (Reorganizations), dated as of November 2, 2011, by and among Emdeon Inc., H&F ITR Holdco, L.P., Beagle Parent LLC and GA-H&F ITR Holdco, L.P. (included as Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.7	Amended and Restated Tax Receivable Agreement (Exchanges), dated as of November 2, 2011, by and among Emdeon Inc., H&F ITR Holdco, L.P., Beagle Parent LLC and GA-H&F ITR Holdco, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.8	Tax Receivable Agreement (Management) by and among Emdeon Inc. and the persons named therein, dated August 17, 2009 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on August 17, 2009, and incorporated herein by reference).

10.9	First Amendment to Tax Receivable Agreement (Management), dated as of November 2, 2011, by and among Emdeon Inc. and the parties named thereto (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.10†	Employment Agreement, dated September 14, 2012, among George I. Lazenby and Emdeon Business Services LLC (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-182786), filed on September 17, 2012, and incorporated herein by reference).

10.11†	Employment Agreement, effective as of September 14, 2012, between Gregory T. Stevens and Emdeon Business Services LLC (included as Exhibit 10.12 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-182786), filed on September 17, 2012, and incorporated herein by reference).

10.12†	Employment Agreement, dated September 14, 2012, among Bob A. Newport and Emdeon Business Services LLC (included as Exhibit 10.13 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-182786), filed on September 17, 2012, and incorporated herein by reference).

10.13†	Employment Agreement, dated September 14, 2012, among Gary Stuart and Emdeon Business Services LLC (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-182786), filed on September 17, 2012, and incorporated herein by reference).

10.14†	Employment Agreement, dated September 14, 2012, between Kevin Mahoney and Emdeon Business Services LLC (included as Exhibit 10.16 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-182786), filed on September 17, 2012, and incorporated herein by reference).

Exhibit No.	Description

10.15†	Employment Agreement, dated September 14, 2012, between Sajid Khan and Emdeon Business Services LLC (included as Exhibit 10.17 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-182786), filed on September 17, 2012, and incorporated herein by reference).

10.16†	Employment Agreement, dated September 14, 2012, between T. Ulrich Brechbühl and Emdeon Business Services LLC (included as Exhibit 10.18 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-182786), filed on September 17, 2012, and incorporated herein by reference).

10.17†	Emdeon Management Bonus Program, as revised on February 28, 2012 (included as Exhibit 10.21 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.18†	Form of Indemnification Agreement (filed herewith).

21.1	Subsidiaries of Registrant (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Denotes a management contract or compensatory plan, contract or arrangement.