Form 10-Q
period 2013-03-31
Emdeon Inc.
filed 2013-05-10
CIK 1444598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 10, 2013
Common Stock, $0.01 par value	100

Emdeon Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Emdeon Inc.

Condensed Consolidated Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:

Cash and cash equivalents	$53,321	$31,763
Accounts receivable, net of allowance for doubtful accounts of $4,062 and $3,585 at March 31, 2013 and December 31, 2012, respectively	206,804	190,021
Deferred income tax assets	3,788	4,184
Prepaid expenses and other current assets	28,985	28,160

Total current assets	292,898	254,128
Property and equipment, net	275,936	272,088
Goodwill	1,481,889	1,481,889
Intangible assets, net	1,702,811	1,730,089
Other assets, net	31,471	29,694

Total assets	$3,785,005	$3,767,888

LIABILITIES AND EQUITY
Current liabilities:

Accounts payable	$13,518	$6,223
Accrued expenses	115,916	102,069
Deferred revenues	10,285	9,342
Current portion of long-term debt	23,498	17,330

Total current liabilities	163,217	134,964
Long-term debt, excluding current portion	2,006,198	1,999,392
Deferred income tax liabilities	457,851	467,912
Tax receivable agreement obligations to related parties	129,142	125,003
Other long-term liabilities	7,729	8,466
Commitments and contingencies
Equity:
Common stock (par value, $.01), 100 shares authorized and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	1,132,743	1,130,968
Accumulated other comprehensive income (loss)	(3,396)	(3,789)
Accumulated deficit	(108,479)	(95,028)

Total equity	1,020,868	1,032,151

Total liabilities and equity	$3,785,005	$3,767,888

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Operations

(unaudited and amounts in thousands)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2013	2012

Revenue	$305,702	$286,035
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	189,307	173,146
Development and engineering	7,722	9,085
Sales, marketing, general and administrative	39,111	36,127
Depreciation and amortization	46,815	45,156
Accretion	4,140	3,768

Operating income	18,607	18,753
Interest expense, net	41,415	45,739

Income (loss) before income tax provision (benefit)	(22,808)	(26,986)
Income tax provision (benefit)	(9,357)	(9,452)

Net income (loss)	$(13,451)	$(17,534)

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2013	2012

Net income (loss)	$(13,451)	$(17,534)

Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	428	1,858
Foreign currency translation adjustment	(35)	194

Other comprehensive income (loss):	393	2,052

Total comprehensive income (loss)	$(13,058)	$(15,482)

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Equity

(unaudited and amounts in thousands, except share amounts)

			Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Total
	Common Stock
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

Balance at January 1, 2012	100	$—	$1,110,310	$(17,453)	$(194)	$1,092,663
Net loss	—	—	—	(17,534)	—	(17,534)
Foreign currency translation adjustment	—	—	—	—	194	194
Change in fair value of interest rate swap, net of taxes	—	—	—	—	1,858	1,858

Balance at March 31, 2012	100	$—	$1,110,310	$(34,987)	$1,858	$1,077,181

Balance at January 1, 2013	100	$—	$1,130,968	$(95,028)	$(3,789)	$1,032,151
Equity compensation expense	—	—	1,775	—	—	1,775
Net loss	—	—	—	(13,451)	—	(13,451)
Foreign currency translation adjustment	—	—	—	—	(35)	(35)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	428	428

Balance at March 31, 2013	100	$—	$1,132,743	$(108,479)	$(3,396)	$1,020,868

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited and amounts in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Operating activities
Net income (loss)	$(13,451)	$(17,534)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,815	45,156
Accretion	4,140	3,768
Equity compensation	1,775	—
Deferred income tax expense (benefit)	(9,917)	(9,956)
Amortization of debt discount and issuance costs	2,601	2,545
Other	(34)	149
Changes in operating assets and liabilities:
Accounts receivable	(16,783)	(188)
Prepaid expenses and other	(971)	(6,655)
Accounts payable	6,922	1,754
Accrued expenses, deferred revenue and other liabilities	17,817	2,802
Tax receivable agreement obligations to related parties	(103)	(114)

Net cash provided by (used in) operating activities	38,811	21,727

Investing activities
Purchases of property and equipment	(13,551)	(15,146)

Net cash provided by (used in) investing activities	(13,551)	(15,146)

Financing activities
Debt principal payments	(3,252)	(3,060)
Payments on revolver	—	(15,000)
Other	(450)	(68)

Net cash provided by (used in) financing activities	(3,702)	(18,128)

Net increase (decrease) in cash and cash equivalents	21,558	(11,547)
Cash and cash equivalents at beginning of period	31,763	37,925

Cash and cash equivalents at end of period	$53,321	$26,378

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

1. Nature of Business and Organization

Nature of Business

Emdeon Inc. (the “Company”), through its subsidiaries, is a provider of revenue and payment cycle management and clinical information exchange solutions, connecting payers, providers and patients of the United States healthcare system. The Company’s product and service offerings integrate and automate key business and administrative functions for healthcare payers and healthcare providers throughout the patient encounter, including pre-care patient eligibility and benefits verification and enrollment, clinical information exchange, claims management and adjudication, payment integrity, payment distribution, payment posting and denial management and patient billing and payment processing.

Organization

The Company was formed as a Delaware limited liability company in September 2006 and converted into a Delaware corporation in September 2008 in anticipation of the Company’s August 2009 initial public offering (the “IPO”).

On November 2, 2011, pursuant to an Agreement and Plan of Merger among the Company, Beagle Parent Corp. (“Parent”) and Beagle Acquisition Corp. (“Merger Sub”), Merger Sub merged with and into the Company with the Company surviving the merger (the “Merger”). Subsequent to the Merger, the Company became an indirect wholly-owned subsidiary of Parent, which is controlled by affiliates of The Blackstone Group L.P. (“Blackstone”).

2. Basis of Presentation and Summary of Significant New Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) Guidelines, Rules and Regulations (“Regulation S-X”) and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. All material intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Recent Accounting Pronouncements

On January 1, 2013, the Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2013-02, which requires an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of its income statement or in its notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The adoption of this update had no material impact on the Company’s unaudited condensed consolidated financial statements.

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

4. Long-Term Debt

In November 2011, the Company entered into a credit agreement which was comprised of a senior secured term loan facility (the “Term Loan Facility”), a revolving credit facility (the “Revolving Facility”; together with the Term Loan Facility, the “Senior Credit Facilities”), 11% senior notes due 2019 (the “2019 Notes”) and 11.25% senior notes due 2020 (the “2020 Notes”; together with the 2019 Notes, the “Senior Notes”).

Long-term debt as of March 31, 2013 and December 31, 2012, consisted of the following:

	March 31,	December 31,
	2013	2012
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $31,205 and $32,426 at March 31, 2013 and December 31, 2012, respectively (effective interest rate of 5.82%)	$1,256,726	$1,258,758
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $8,304 and $8,506 at March 31, 2013 and December 31, 2012, respectively (effective interest rate of 11.53%)	366,696	366,494
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $10,194 and $10,393 at March 31, 2013 and December 31, 2012, respectively (effective interest rate of 11.86%)	364,806	364,607
Obligation under data sublicense agreement	26,863	26,863
Other	14,605	—
Less current portion	(23,498)	(17,330)

Long-term debt	$2,006,198	$1,999,392

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

In April 2012, the Company amended the Senior Credit Agreement to reprice the Senior Credit Facilities and borrow $80,000 of additional term loans. Following this amendment, the LIBOR-based interest rate on the Term Loan Facility was LIBOR plus 3.75% during the three months ended March 31, 2013, compared to the previous interest rate of LIBOR plus 5.50%. The new LIBOR-based interest rate on the Revolving Facility was LIBOR plus 3.50% (with a potential step-down to LIBOR plus 3.25% based on the Company’s first lien net leverage ratio) during the three months ended March 31, 2013, compared to the previous interest rate of LIBOR plus 5.25% (with a potential step-down to LIBOR plus 5.00% based on the Company’s first lien net leverage ratio). The Term Loan Facility remains subject to a LIBOR floor of 1.25%, and there continues to be no LIBOR floor on the Revolving Facility.

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

The Company generally may voluntarily prepay outstanding loans under the Senior Credit Facilities at any time without premium or penalty other than breakage costs with respect to LIBOR loans; provided, however, the Company may be subject to a prepayment premium of 1.00% of the aggregate principal amount of the loans so prepaid based on the timing of certain repricing transactions.

The Company is required to make quarterly payments equal to 0.25% of the aggregate principal amount of the loans under the Term Loan Facility, with the balance due and payable on November 2, 2018. Any principal amount outstanding under the Revolving Facility is due and payable on November 2, 2016.

Certain of the Company’s United States wholly-owned restricted subsidiaries, together with the Company, are co-borrowers and jointly and severally liable for all obligations under the Senior Credit Facilities. Such obligations of the co-borrowers are unconditionally guaranteed by Beagle Intermediate Holdings, Inc. (a direct wholly-owned subsidiary of Parent), the Company and each of its existing and future United States wholly-owned restricted subsidiaries (with certain exceptions including immaterial subsidiaries). These obligations are secured by a perfected security interest in substantially all of the assets of the co-borrowers and guarantors now owned or later acquired, including a pledge of all of the capital stock of the Company and its United States wholly-owned restricted subsidiaries and 65% of the capital stock of its foreign restricted subsidiaries, subject in each case to the exclusion of certain assets and additional exceptions.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

During the three months ended March 31, 2013, the Senior Credit Agreement required the Company to comply with maximum first lien net leverage ratio and consolidated cash interest coverage ratio financial maintenance covenants, to be tested on the last day of each fiscal quarter. A breach of these covenants is subject to certain equity cure rights. In addition, the Senior Credit Facilities contain a number of negative covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of its subsidiaries to:

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

In April 2013, the Company amended the Senior Credit Agreement to reprice the Senior Credit Facilities and, among other things, modify certain financial covenants (see Note 13).

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

The Senior Notes are senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The Company’s obligations under the Senior Notes are guaranteed on a senior basis by all of its existing and subsequently acquired or organized wholly-owned United States restricted subsidiaries that guarantee the Senior Credit Facilities or its other indebtedness or indebtedness of any affiliate guarantor. The Senior Notes and the related guarantees are effectively subordinated to the Company’s existing and future secured obligations and that of its affiliate guarantors to the extent of the value of the collateral securing such obligations, and are structurally subordinated to all existing and future indebtedness and other liabilities of any of the Company’s subsidiaries that do not guarantee the Senior Notes.

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

Obligation Under Data Sublicense Agreement

In October 2009 and April 2010, the Company acquired certain additional rights to specified uses of its data from the former owner of the Company’s business, in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to the former owner of the Company’s business. In connection with these data rights acquisitions, the Company recorded amortizable intangible assets and corresponding obligations at inception based on the present value of the scheduled annual payments through 2018, which totaled $65,000 in the aggregate (approximately $38,000 remained payable at March 31, 2013). In connection with the Merger, the Company was required to adjust this obligation to its fair value.

Other

During the three months ended March 31, 2013, the Company entered into deferred financing arrangements with certain vendors. The obligations were recorded at the present value of the scheduled payments. Such future payments totaled $15,435 at March 31, 2013.

5. Interest Rate Swap

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three months ended March 31, 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt pursuant to the Term Loan Facility. As of March 31, 2013, the Company had three outstanding interest rate derivatives with a combined notional amount of $640,000 that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,565 will be reclassified as an increase to interest expense.

The following table summarizes the fair value of the Company’s derivative instruments at March 31, 2013 and December 31, 2012:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses	$(2,565)	$(2,563)
Interest rate swaps	Other long-term liabilities	(2,574)	(3,258)

		$(5,139)	$(5,821)

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The effect of the derivative instruments on the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively, is summarized in the following table:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2013	2012
Derivatives in Cash Flow Hedging Relationships
Gain related to effective portion of derivative recognized in other comprehensive income	$44	$2,524

(Loss) related to effective portion of derivative reclassified from accumulated other comprehensive income (loss) to interest expense	$(638)	$(425)

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

As of March 31, 2013, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6,131. If the Company had breached any of these provisions at March 31, 2013, the Company could have been required to settle its obligations under the agreements at this termination value. The Company does not offset any derivative instruments and the derivative instruments are not subject to collateral posting requirements.

6. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the Company’s derivative financial instruments and contingent consideration associated with business combinations. The table below summarizes these items as of March 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

Description	Balance at March 31, 2013	Quoted in Markets Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(5,139)	$—	$(5,139)	$—
Contingent consideration obligations	(237)	—	—	(237)

Total	$(5,376)	$—	$(5,139)	$(237)

The valuation of the Company’s derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair value of the interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates derived from observable market interest rate curves. Effective January 2013, the Company revised its valuation methodology for derivatives to discount the future expected cash flows using the overnight index swap rate. This change in methodology had no material effect on the Company’s unaudited condensed consolidated financial statements for the quarter ended March 31, 2013.

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs to evaluate the likelihood of default by itself and by its counterparties. As of March 31, 2013, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The valuation of the Company’s contingent consideration obligations is determined using a probability weighted discounted cash flow method. This analysis reflects the contractual terms of the purchase agreement and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. Significant increases with respect to assumptions as to future cash flows and probabilities of achieving such future cash flows would result in a higher fair value measurement while an increase in the discount rate would result in a lower fair value measurement.

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Balance at beginning of period	$(296)	$(501)
Issuance of contingent consideration	—	—
Settlement of contingent consideration	59	56
Total changes included in other income	—	—

Balance at end of period	$(237)	$(445)

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the estimated fair value of financial instruments held by the Company as of March 31, 2013 were:

	Carrying Amount	Fair Value
Cash and cash equivalents	$53,321	$53,321
Accounts receivable	$206,804	$206,804
Senior Credit Facilities (Level 1)	$1,256,726	$1,304,030
Senior Notes (Level 2)	$731,502	$873,754
Cost method investment (Level 3)	$3,458	$4,165

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

7. Legal Proceedings

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

8. Income Taxes

Income taxes for the three months ended March 31, 2013 and March 31, 2012 amounted to an income tax benefit of $9,357 and $9,452, respectively. The Company’s effective tax rate was 41.0% for the three months ended March 31, 2013 compared with 35.0% during the same period in 2012. The Company’s effective tax rate is generally affected by deferred tax expense resulting from differences between the book and income tax basis of its investment in EBS Master LLC (“EBS Master”), changes in the Company’s valuation allowances and other factors.

Income taxes for the three months ended March 31, 2013 included an income tax benefit of $1,100 which was attributable to a tax credit for research and development activities. $880 of this amount related to 2012 activities that could not be recognized until January 2013, the date of enactment of the tax credit.

9. Tax Receivable Agreement Obligation to Related Parties

In connection with the IPO, the Company entered into tax receivable agreements which obligated the Company to make payments to certain current and former owners of the Company, including affiliates of Hellman and Friedman (“H&F”) and certain members of management, equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from certain previous transactions. The Company will retain the benefit of the remaining 15% of these tax savings.

In November 2011, H&F and certain current and former members of management exchanged all of their remaining EBS Master Units (“EBS Units”) for cash and a combination of cash and shares of Parent, respectively, and the former majority owner of the Company assigned its rights under the tax receivable agreements to affiliates of Blackstone (Blackstone, together with H&F and certain current and former members of management are sometimes referred to collectively as the “TRA Members”). Additionally, effective December 31, 2011, the Company simplified its corporate structure. The tax attributes of the exchange of EBS Units and corporate restructuring are expected to provide the Company with additional cash savings, 85% of which are payable to the TRA Members. Collectively, the Company expects the tax attributes of the above referenced events to result in cumulative payments under the tax receivable agreements of $354,089. $130,179 of this amount, which reflected the initial fair value of the tax receivable agreement obligations plus recognized accretion, was reflected as an obligation on the accompanying unaudited condensed consolidated balance sheet at March 31, 2013. The accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2013 and 2012 includes accretion expense of $4,140 and $3,768, respectively, related to this obligation.

10. Segment Reporting

Effective January 1, 2013, the Company completed an internal reorganization of its reporting structure which resulted in a change in the composition of its operating segments. The prior period segment information has been restated to reflect the current organizational structure.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Management views the Company’s operating results in four operating segments: (a) payer services, (b) provider revenue cycle solutions, (c) ambulatory provider services and (d) pharmacy services. Listed below are the results of operations for each of the operating segments. This information is reflected in the manner utilized by management to make operating decisions, assess performance and allocate resources. Segment assets are not presented to management for purposes of operational decision making, and therefore are not included in the accompanying tables. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the notes to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC.

Payer Services Segment

The payer services segment provides payment cycle solutions to healthcare payers that simplify the administration of healthcare related to insurance eligibility and benefit verification, claims management, payment integrity and payment distribution. Additionally, the payer services segment provides consulting services primarily to healthcare payers.

Provider Revenue Cycle Solutions Segment

The provider revenue cycle solutions segment provides revenue cycle management solutions, government program eligibility and enrollment services and provider payment integrity solutions primarily to hospitals and large physician practices that simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow.

Ambulatory Provider Services Segment

The ambulatory provider services segment provides, both directly and through the Company’s channel partners, revenue cycle management solutions and patient billing and payment services primarily to small physician practices, dentists, labs and other healthcare providers that simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow.

Pharmacy Services Segment

The pharmacy services segment provides electronic prescribing services and other electronic solutions to pharmacies, pharmacy benefit management companies, government agencies and other payers related to prescription benefit claim filing, adjudication and management.

Other

Inter-segment revenue and expenses primarily represent claims management and patient billing and payment services provided between segments.

Corporate and eliminations includes management, administrative and other shared corporate services functions such as information technology, legal, finance, human resources, marketing and product management, as well as eliminations to remove inter-segment revenue and expenses. These administrative and other shared services costs are excluded from the adjusted EBITDA measure for each respective operating segment.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The revenue and adjusted EBITDA for the operating segments are as follows:

	Three Months Ended March 31, 2013
	Payer	Ambulatory Provider	Provider Revenue Cycle Solutions	Pharmacy	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$66,081	$—	$—	$—	$—	$66,081
Payment distribution services	65,950	—	—	—	—	65,950
Patient billing and payment services	—	63,080	—	—	—	63,080
Physician services	—	18,420	—	—	—	18,420
Dental	—	8,203	—	—	—	8,203
Revenue cycle technology	—	—	29,066	—	—	29,066
Revenue cycle services	—	—	30,349	—	—	30,349
Pharmacy	—	—	—	24,553	—	24,553
Inter-segment revenue	833	—	235	95	(1,163)	—

Net revenue	$132,864	$89,703	$59,650	$24,648	$(1,163)	$305,702

Income (loss) before income taxes						(22,808)
Interest expense						41,415
Depreciation and amortization						46,815

EBITDA						65,422
Equity compensation						1,775
Acquisition accounting adjustments						274
Acquisition-related costs						497
Transaction-related costs and advisory fees						1,500
Strategic initiatives, duplicative and transition costs						2,045
Accretion expense						4,140
Other						391

EBITDA Adjustments						10,622

Adjusted EBITDA	$50,663	$23,914	$25,033	$12,347	$(35,913)	$76,044

Capital Expenditures	$4,881	$1,128	$2,557	$1,247	$3,737	$13,551

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Three Months Ended March 31, 2012
	Payer	Ambulatory Provider	Provider Revenue Cycle Solutions	Pharmacy	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$54,686	$—	$—	$—	$—	$54,686
Payment distribution services	63,875	—	—	—	—	63,875
Patient billing and payment services	—	62,713	—	—	—	62,713
Physician services	—	18,929	—	—	—	18,929
Dental	—	8,172	—	—	—	8,172
Revenue cycle technology	—	—	26,063	—	—	26,063
Revenue cycle services	—	—	27,975	—	—	27,975
Pharmacy	—	—	—	23,622	—	23,622
Inter-segment revenue	883	—	244	93	(1,220)	—

Net revenue	$119,444	$89,814	$54,282	$23,715	$(1,220)	$286,035

Income (loss) before income taxes						(26,986)
Interest expense						45,739
Depreciation and amortization						45,156

EBITDA						63,909
Acquisition accounting adjustments						1,937
Acquisition-related costs						927
Transaction-related costs and advisory fees						2,148
Strategic initiatives, duplicative and transition costs						5,216
Accretion expense						3,768
Other						538

EBITDA Adjustments						14,534

Adjusted EBITDA	$49,137	$24,812	$24,846	$11,974	$(32,326)	$78,443

Capital Expenditures	$1,346	$3,519	$380	$566	$9,335	$15,146

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

11. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of taxes, as of and for the three months ended March 31, 2013.

	Foreign Currency Translation Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$(127)	$(3,662)	$(3,789)
Change associated with foreign currency translation	(35)	—	(35)
Change associated with current period hedging	—	(210)	(210)
Reclassification into earnings	—	638	638

Balance at March 31, 2013	$(162)	$(3,234)	$(3,396)

12. Supplemental Condensed Consolidating Financial Information

In lieu of providing separate annual and interim financial statements for each guarantor of the Senior Notes, Regulation S-X provides companies, if certain criteria are satisfied, with the option to instead provide condensed consolidating financial information for its issuers, guarantors and non-guarantors. In the case of the Company, the applicable criteria include the following: (i) the Senior Notes are fully and unconditionally guaranteed on a joint and several basis, (ii) each of the guarantors of the Senior Notes is a direct or indirect wholly-owned subsidiary of the Company and (iii) any non-guarantors are considered minor as that term is defined in Regulation S-X. Because each of these criteria has been satisfied by the Company, condensed consolidating balance sheets as of March 31, 2013 and December 31, 2012, condensed consolidating statements of operations and comprehensive income (loss) for the three months ended March 31, 2013 and 2012, respectively, and condensed consolidating cash flows for the three months ended March 31, 2013 and 2012, respectively, for the Company, segregating the issuer, the subsidiary guarantors and consolidating adjustments, are reflected below. Prior period amounts have been reclassified to conform to the current year presentation.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Balance Sheet

	As of March 31, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,199	$42,122	$—	$53,321
Accounts receivable, net of allowance for doubtful accounts	—	206,804	—	206,804
Deferred income tax assets	—	3,788	—	3,788
Prepaid expenses and other current assets	6,301	22,684	—	28,985

Total current assets	17,500	275,398	—	292,898
Property and equipment, net	2	275,934	—	275,936
Due from affiliates	—	63,375	(63,375)	—
Investment in consolidated subsidiaries	1,831,631	—	(1,831,631)	—
Goodwill	—	1,481,889	—	1,481,889
Intangible assets, net	149,250	1,553,561	—	1,702,811
Other assets, net	29,060	24,087	(21,676)	31,471

Total assets	$2,027,443	$3,674,244	$(1,916,682)	$3,785,005

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$13,518	$—	$13,518
Accrued expenses	27,654	88,262	—	115,916
Deferred revenues	—	10,285	—	10,285
Current portion of long-term debt	4,600	18,898	—	23,498

Total current liabilities	32,254	130,963	—	163,217
Due to affiliates	63,375	—	(63,375)	—
Long-term debt, excluding current portion	779,230	1,226,968	—	2,006,198
Deferred income tax liabilities	—	479,527	(21,676)	457,851
Tax receivable agreement obligations to related parties	129,142	—	—	129,142
Other long-term liabilities	2,574	5,155	—	7,729
Commitments and contingencies
Equity	1,020,868	1,831,631	(1,831,631)	1,020,868

Total liabilities and equity	$2,027,443	$3,674,244	$(1,916,682)	$3,785,005

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Balance Sheet

	As of December 31, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$754	$31,009	$—	$31,763
Accounts receivable, net of allowance for doubtful accounts	—	190,021	—	190,021
Deferred income tax assets	—	4,184	—	4,184
Prepaid expenses and other current assets	2,059	26,101	—	28,160

Total current assets	2,813	251,315	—	254,128
Property and equipment, net	3	272,085	—	272,088
Due from affiliates	—	62,933	(62,933)	—
Investment in consolidated subsidiaries	1,839,748	—	(1,839,748)	—
Goodwill	—	1,481,889	—	1,481,889
Intangible assets, net	151,500	1,578,589	—	1,730,089
Other assets, net	18,539	22,275	(11,120)	29,694

Total assets	$2,012,603	$3,669,086	$(1,913,801)	$3,767,888

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$6,223	$—	$6,223
Accrued expenses	5,845	96,224	—	102,069
Deferred revenues	—	9,342	—	9,342
Current portion of long-term debt	4,600	12,730	—	17,330

Total current liabilities	10,445	124,519	—	134,964
Due to affiliates	62,933	—	(62,933)	—
Long-term debt, excluding current portion	778,813	1,220,579	—	1,999,392
Deferred income tax liabilities	—	479,032	(11,120)	467,912
Tax receivable agreement obligations to related parties	125,003	—	—	125,003
Other long-term liabilities	3,258	5,208	—	8,466
Commitments and contingencies
Equity	1,032,151	1,839,748	(1,839,748)	1,032,151

Total liabilities and equity	$2,012,603	$3,669,086	$(1,913,801)	$3,767,888

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue	$—	$305,702	$—	$305,702
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	189,307	—	189,307
Development and engineering	—	7,722	—	7,722
Sales, marketing, general and administrative	2,293	36,818	—	39,111
Depreciation and amortization	2,251	44,564	—	46,815
Accretion	4,140	—	—	4,140

Operating income (loss)	(8,684)	27,291	—	18,607
Equity in earnings of consolidated subsidiaries	(7,976)	—	7,976	—
Interest expense, net	23,552	17,863	—	41,415

Income (loss) before income tax provision (benefit)	(24,260)	9,428	(7,976)	(22,808)
Income tax provision (benefit)	(10,809)	1,452	—	(9,357)

Net income (loss)	$(13,451)	$7,976	$(7,976)	$(13,451)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue	$—	$286,035	$—	$286,035
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	173,146	—	173,146
Development and engineering	—	9,085	—	9,085
Sales, marketing, general and administrative	1,925	34,202	—	36,127
Depreciation and amortization	2,251	42,905	—	45,156
Accretion	3,768	—	—	3,768

Operating income (loss)	(7,944)	26,697	—	18,753
Equity in earnings of consolidated subsidiaries	(4,290)	—	4,290	—
Interest expense, net	23,158	22,581	—	45,739

Income (loss) before income tax provision (benefit)	(26,812)	4,116	(4,290)	(26,986)
Income tax provision (benefit)	(9,278)	(174)	—	(9,452)

Net income (loss)	$(17,534)	$4,290	$(4,290)	$(17,534)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three Months Ended March 31, 2013
		Guarantor	Consolidating
	Emdeon Inc.	Subsidiaries	Adjustments	Consolidated

Net income (loss)	$(13,451)	$7,976	$(7,976)	$(13,451)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	428	—	—	428
Foreign currency translation adjustment	—	(35)	—	(35)
Equity in other comprehensive earnings	(35)	—	35	—

Other comprehensive income (loss)	393	(35)	35	393

Total comprehensive income (loss)	$(13,058)	$7,941	$(7,941)	$(13,058)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended March 31, 2012
		Guarantor	Consolidating
	Emdeon Inc.	Subsidiaries	Adjustments	Consolidated

Net income (loss)	$(17,534)	$4,290	$(4,290)	$(17,534)
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of taxes	1,858	—	—	1,858
Foreign currency translation adjustment	—	194	—	194
Equity in other comprehensive earnings	194	—	(194)	—

Other comprehensive income (loss)	2,052	194	(194)	2,052

Total comprehensive income (loss)	$(15,482)	$4,484	$(4,484)	$(15,482)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Three Months March 31, 2013
		Guarantor	Consolidating
	Emdeon Inc.	Subsidiaries	Adjustments	Consolidated
Operating activities
Net income (loss)	$(13,451)	$7,976	$(7,976)	$(13,451)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,251	44,564	—	46,815
Equity compensation expense	32	1,743	—	1,775
Deferred income tax benefit	(11,120)	1,203	—	(9,917)
Equity in earnings of consolidated subsidiaries	(7,976)	—	7,976	—
Accretion expense	4,140	—	—	4,140
Amortization of debt discount and issuance costs	605	1,996	—	2,601
Other	—	(34)	—	(34)
Changes in operating assets and liabilities:
Accounts receivable	—	(16,783)	—	(16,783)
Prepaid expenses and other	6,794	(7,765)	—	(971)
Accounts payable	—	6,922	—	6,922
Accrued expenses, deferred revenue, and other liabilities	19,238	(1,421)	—	17,817
Tax receivable agreement obligations to related parties	(103)	—	—	(103)
Due to/from affiliates	442	(442)	—	—

Net cash provided by (used in) operating activities	852	37,959	—	38,811

Investing activities
Purchases of property and equipment	—	(13,551)	—	(13,551)
Investment in subsidiaries, net	9,860	—	(9,860)	—

Net cash provided by (used in) investing activities	9,860	(13,551)	(9,860)	(13,551)

Financing activities
Distributions to Emdeon Inc., net	—	(9,860)	9,860	—
Debt principal payments	(267)	(2,985)	—	(3,252)
Other	—	(450)	—	(450)

Net cash provided by (used in) financing activities	(267)	(13,295)	9,860	(3,702)

Net increase in cash and cash equivalents	10,445	11,113	—	21,558
Cash and cash equivalents at beginning of period	754	31,009	—	31,763

Cash and cash equivalents at end of period	$11,199	$42,122	$—	$53,321

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Three Months March 31, 2012
		Guarantor	Consolidating
	Emdeon Inc.	Subsidiaries	Adjustments	Consolidated
Operating activities
Net income (loss)	$(17,534)	$4,290	$(4,290)	$(17,534)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,251	42,905	—	45,156
Equity compensation expense	—	—	—	—
Deferred income tax benefit	(9,278)	(678)	—	(9,956)
Equity in earnings of consolidated subsidiaries	(4,290)	—	4,290	—
Accretion expense	3,768	—	—	3,768
Amortization of debt discount and issuance costs	547	1,998	—	2,545
Other	—	149	—	149
Changes in operating assets and liabilities:
Accounts receivable	—	(188)	—	(188)
Prepaid expenses and other	(4,410)	(2,245)	—	(6,655)
Accounts payable	—	1,754	—	1,754
Accrued expenses, deferred revenue, and other liabilities	21,962	(19,160)	—	2,802
Tax receivable agreement obligations to related parties	(114)	—	—	(114)
Due to/from affiliates	4,244	(4,244)	—	—

Net cash provided by (used in) operating activities	(2,854)	24,581	—	21,727

Investing activities
Purchases of property and equipment	—	(15,146)	—	(15,146)
Investment in subsidiaries, net	20,200	—	(20,200)	—

Net cash provided by (used in) investing activities	20,200	(15,146)	(20,200)	(15,146)

Financing activities
Distributions to Emdeon Inc., net	—	(20,200)	20,200	—
Payments on Revolving Facility	—	(15,000)	—	(15,000)
Debt principal payments	(70)	(2,990)	—	(3,060)
Other	—	(68)	—	(68)

Net cash provided by (used in) financing activities	(70)	(38,258)	20,200	(18,128)

Net increase (decrease) in cash and cash equivalents	17,276	(28,823)	—	(11,547)
Cash and cash equivalents at beginning of period	572	37,353	—	37,925

Cash and cash equivalents at end of period	$17,848	$8,530	$—	$26,378

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

13. Subsequent Events

On April 25, 2013, the Company amended the Senior Credit Agreement to reprice the Senior Credit Facilities. Following this amendment, the interest rate on the Term Loan Facility is LIBOR plus 2.50%, compared to the previous interest rate of LIBOR plus 3.75%. The new interest rate on the Revolving Facility is LIBOR plus 2.50%, compared to the previous interest rate of LIBOR plus 3.50% (or 3.25% based on a specified first lien net leverage ratio). The Term Loan Facility remains subject to a LIBOR floor of 1.25%, and there continues to be no LIBOR floor on the Revolving Facility.

In connection with the repricing, the Senior Credit Agreement also was amended to, among other things, eliminate the financial covenant related to the consolidated cash interest coverage ratio and modify the financial covenant related to the net leverage test by maintaining the required first lien net leverage ratio at its current level for the remaining term of the Senior Credit Facilities.

The Company has not yet evaluated the effect of these amendments on its reported financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”), together with the risk factors contained in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (“Form 10-K”) on file with the Securities and Exchange Commission (“SEC”).

Unless stated otherwise or the context otherwise requires, references in this Quarterly Report to “we”, “us”, “our”, “Emdeon” and “the Company” refer to Emdeon Inc. and its subsidiaries.

Forward-Looking Statements

This Quarterly Report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this Quarterly Report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in our Form 10-K. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our Form 10-K, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Overview

We are a leading provider of revenue and payment cycle management and clinical information exchange solutions connecting payers, providers and patients in the United States healthcare system. Our solutions integrate and automate key business and administrative functions of our payer and provider customers throughout the patient encounter, including pre-care patient eligibility and benefits verification and enrollment, clinical information exchange capabilities, claims management and adjudication, payment integrity, payment distribution, payment posting and denial management and patient billing and payment services. Our customers are able to improve efficiency, reduce costs, increase cash flow and more efficiently manage the complex revenue and payment cycle and clinical information exchange processes by using our comprehensive suite of solutions.

We deliver our solutions and operate our business in four business segments: (i) payer services, which provides solutions to commercial insurance companies, third party administrators and governmental payers; (ii) provider revenue cycle solutions, which provides solutions primarily to hospitals and large physician practices; (iii) ambulatory provider services, which provides solutions, both directly and through our channel partners, primarily to small physician practices, dentists, labs and other healthcare providers; and (iv) pharmacy services, which provides solutions to pharmacies, pharmacy benefit management companies, government agencies and other payers. Through our payer services segment, we provide payment cycle solutions that simplify the administration of healthcare related to insurance eligibility and benefit verification, claims management, payment integrity and payment distribution.

Additionally, we provide consulting services through our payer services segment. Through our provider revenue cycle solutions segment, we provide revenue cycle management solutions, government program eligibility and enrollment services and provider payment integrity solutions, that simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow. Through our ambulatory provider services segment, we provide, both directly and through our channel partners, revenue cycle management solutions and patient billing and payment services that simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow. Through our pharmacy services segment, we provide electronic prescribing and other electronic solutions related to prescription benefit claim filing, adjudication and management.

There are a number of company-specific initiatives and industry trends that may affect our transaction volumes, revenues, cost of operations and margins. As part of our strategy, we encourage our customers to migrate from paper-based claim, patient billing and payment, payment distribution and other transaction processing to electronic, automated processing in order to improve efficiency. Our business is aligned with our customers to support this transition, and as they migrate from paper-based transaction processing to electronic processing, even though our revenues for an applicable customer generally will decline, our margins and profitability will typically increase. For example, because the cost of postage is included in our revenues for patient billing and payment services (which is then also deducted as a cost of operations), when our customers transition to electronic processing, our revenues and costs of operations are expected to decrease as we will no longer incur or be required to charge for postage. As another example, as our payer customers migrate to exclusive or other comprehensive management services agreements with us, our electronic transaction volume usually increases while the rebates we pay and the per transaction rates we charge under these agreements are typically reduced.

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

We also expect to continue to be affected by general economic, regulatory and demographic factors affecting the healthcare industry. For several years, there has been pricing pressure in our industry, particularly as it relates to our claims management solutions, which has led and is expected to continue to lead to reduced prices for the same services. We have sought in the past and will continue to seek to mitigate pricing pressure by providing additional value-added solutions, increasing the volume of solutions we provide and managing our costs. In addition, significant changes in regulatory schemes, such as the updated Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), American Recovery and Reinvestment Act of 2009, the Patient Protection and Affordable Care Act (“PPACA”) and other federal healthcare policy initiatives, impact our customers’ healthcare activities and can result in increased operating costs and capital expenditures for us. In particular, we believe the PPACA will significantly affect the regulatory environment in which we and our customers operate by changing how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced federal healthcare program spending, increased efforts to link federal healthcare program payments to quality and efficiency and insurance market reforms. Also, changes in federal and state reimbursement patterns and rates can impact the revenues in certain of our business lines, particularly our government program eligibility and enrollment solutions.

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

Recent Developments

Effective January 1, 2013, we reorganized our operating segments as payer services, provider revenue cycle solutions, ambulatory provider services and pharmacy services. This discussion and analysis related to prior periods has been restated to reflect our current organizational structure.

On April 25, 2013, we amended the credit agreement (the “Senior Credit Agreement”) governing our senior secured term loan facility (the “Term Loan Facility”) and senior secured revolving credit facility (the “Revolving Facility”; together with the Term Loan Facility, the “Senior Credit Facilities”) to reprice the Senior Credit Facilities. Following this amendment, the interest rate on the Term Loan Facility is LIBOR plus 2.50%, compared to the previous interest rate of LIBOR plus 3.75%. The new interest rate on the Revolving Facility is LIBOR plus 2.50%, compared to the previous interest rate of LIBOR plus 3.50% (or 3.25% based on a specified first lien net leverage ratio). The Term Loan Facility remains subject to a LIBOR floor of 1.25%, and there continues to be no LIBOR floor on the Revolving Facility.

In connection with the repricing, the Senior Credit Agreement also was amended to, among other things, eliminate the financial covenant related to the consolidated cash interest coverage ratio and modify the financial covenant related to the net leverage test by maintaining the required first lien net leverage ratio at its current level for the remaining term of the Senior Credit Facilities.

Our Revenues and Expenses

We generate virtually all of our revenue by using technology solutions to provide our customers services that automate and simplify business and administrative functions for payers, providers and pharmacies generally on either a per transaction, per document, per communication, per member per month, monthly flat-fee, contingent fee or hourly basis.

Cost of operations consists primarily of costs related to services we provide to customers and costs associated with the operation and maintenance of our networks. These costs primarily include postage and materials costs related to our patient billing and payment and payment distribution services, rebates paid to our channel partners and data communications costs, all of which generally vary with our revenues and/or volumes. Cost of operations also includes personnel costs associated with production, network operations, customer support and other personnel, facilities expenses and equipment maintenance, all of which vary less directly with our revenue and/or volumes due to the fixed or semi-fixed nature of these expenses.

The largest component of our cost of operations is currently postage, which is incurred in our patient billing and payment and payment distribution services businesses and which is also a component of our revenue in those businesses. Our postage costs increase as our patient billing and payment services volumes increase and also when the United States Postal Service (“USPS”) increases postage rates. Postage rate increases, while generally billed as pass-through costs to our customers, affect our cost of operations as a percentage of revenue. In prior years, we have offset the impact of postage rate increases through cost reductions from efficiency measures, including data communication expense reductions and production efficiencies. Though we plan to implement additional efficiency measures, we may not be able to offset the impact of postage rate increases in the future and, as a result, cost of operations as a percentage of revenue may increase if postage rate increases continue. Although the USPS historically has increased postage rates annually in most recent years, including in January 2013, the frequency and nature of such annual increases may not occur as regularly in the future.

Rebates are paid to channel partners for electronic and other volumes delivered through our network to certain payers and can be impacted by the number of exclusive or other comprehensive management services agreements we execute with payers, the associated rate structure with our payer customers, the success of our direct sales efforts to providers and the extent to which direct connections to payers are developed by our channel partners.

Our data communication expense consists of telecommunication and transaction processing charges.

Our material costs relate primarily to our patient billing and payment and payment distribution services volumes, and consist primarily of paper and printing costs.

Development and engineering expense consists primarily of personnel costs related to the development, management and maintenance of our current and future solutions. We may invest more in this area in the future as we develop new and enhance existing solutions.

Sales, marketing, general and administrative expense consists primarily of personnel costs associated with our sales, account management and marketing functions, as well as management, administrative and other shared corporate services related to the operations of our business segments and overall business operations.

Our development and engineering expense and sales, marketing, general and administrative expense, while related to our current operations, also are affected and influenced by our future plans including the development of new solutions, business strategies and enhancement and maintenance of our infrastructure.

Our depreciation and amortization expense is related to depreciation of our property and equipment, including technology assets, and amortization of intangible assets acquired and recorded in conjunction with acquisition method accounting. As a result, the amount of depreciation and amortization expense is affected by the level of our recent investment in property and equipment and acquisition activity.

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

Acquisitions and Divestitures

We actively evaluate opportunities to improve and expand our business through targeted acquisitions that are consistent with our strategy. On occasion, we also may dispose of certain components of our business that no longer fit within our overall strategy. Because of our acquisition activity, our results of operations may not be directly comparable among periods. The following summarizes our acquisition transactions since January 1, 2012 and affected segments:

Date	Business	Description	Affected Segment

May 2012	TC3 Health, Inc. (“TC3”)	Technology-enabled provider of cost containment and payment integrity solutions	Payer Services

Income Taxes

Our blended statutory federal and state income tax rate ranges from 37% to 40%. Our effective income tax rate, however, can be affected by several factors. The following table and subsequent commentary reconcile our federal statutory rate to our effective income tax rate, and the subsequent commentary describes the more significant of the reconciling factors:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Statutory United States federal tax rate	35.0%	35.0%
State income taxes (net of federal benefit)	1.9	2.5
Other	(0.7)	(2.5)
Tax credits	4.8	—

Effective income tax rate	41.0%	35.0%

State Income Taxes—Our effective tax rate for state income taxes was impacted by changes in our uncertain tax positions and apportionment.

Tax Credits—In January 2013, the United States research and development tax credit was reenacted with an effective date of January 1, 2012. Though we are able to recognize tax benefits from our 2012 research and development activities, we were precluded under United States generally accepted accounting principles (“GAAP”) from recognizing such tax benefits until the date of enactment. As a result, we recognized the estimated full year 2012 and first quarter 2013 impacts during the three months ended March 31, 2013.

Stock-Based and Equity Compensation Expense

During the second half of 2012, Beagle Parent Corp. (“Parent”) granted options to certain employees and directors to purchase shares of Parent common stock. In connection with these option grants, we incurred equity compensation expense of $1.8 million for the three months ended March 31, 2013. No equity compensation expense was recognized for the three months ended March 31, 2012.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations and financial condition.

We believe the current assumptions and other considerations used to estimate amounts reflected in our unaudited condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our unaudited condensed consolidated financial statements, the resulting changes could have a material adverse effect on our unaudited condensed consolidated results of operations and financial condition.

We believe there have been no significant changes during the three months ended March 31, 2013 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Results of Operations

The following table summarizes our consolidated results of operations for the three months ended months ended March 31, 2013 and 2012, respectively (amounts in thousands).

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Amount	% of Revenue	Amount	% of Revenue

Revenues	$305,702	100.0%	$286,035	100.0%
Cost and expenses:
Cost of operations (exclusive of depreciation and amortization below)	189,307	61.9	173,146	60.5
Development and engineering	7,722	2.5	9,085	3.2
Sales, marketing, general and administrative	39,111	12.8	36,127	12.6
Depreciation and amortization	46,815	15.3	45,156	15.8
Accretion	4,140	1.4	3,768	1.3

Operating income	18,607	6.1	18,753	6.6
Interest expense, net	41,415	13.5	45,739	16.0

Income (loss) before income tax provision (benefit)	(22,808)	(7.5)	(26,986)	(9.4)
Income tax provision (benefit)	(9,357)	(3.1)	(9,452)	(3.3)

Net income (loss)	$(13,451)	(4.4)%	$(17,534)	(6.1)%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

Our total revenues were $305.7 million for the three months ended March 31, 2013 as compared to $286.0 million for the three months ended March 31, 2012, an increase of $19.7 million, or 6.9%.

On an overall basis, revenues were adversely affected during the three months ended March 31, 2013 and 2012 by the continued impact of lower healthcare utilization driven by high unemployment and other economic factors, and one less business day in the 2013 period as compared to the 2012 period. These negative impacts on revenue for the three months ended March 31, 2013 were offset partially by acquisition accounting adjustments in connection with our acquisition by affiliates of The Blackstone Group L.P. (“Blackstone”) in November 2011 and the related financing transactions (collectively, the “2011 Transactions”), which reduced the revenue that would have otherwise been recognized. Additional factors affecting our revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $189.3 million for the three months ended March 31, 2013 as compared to $173.1 million for the three months ended March 31, 2012, an increase of $16.2 million, or 9.3%. As a percentage of revenue, our cost of operations was 61.9% for the three months ended March 31, 2013 as compared to 60.5% for the three months ended March 31, 2012. The increase in our cost of operations is primarily due to volume growth, including the impact of the United States postage rate increases effective in April 2012 and January 2013, the inclusion of the acquired TC3 business and increased strategic growth initiative and acquisition-related costs. The increase as a percentage of revenue was primarily due to changes in revenue mix, the impact of the United States postage rate increases and increased equity compensation expense for the three months ended March 31, 2013.

Development and Engineering Expense

Our total development and engineering expense was $7.7 million for the three months ended March 31, 2013 as compared to $9.1 million for the three months ended March 31, 2012, a decrease of $1.4 million, or 15.0%. The decrease in our development and engineering expense is primarily due to improved labor utilization and other efficiencies.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $39.1 million for the three months ended March 31, 2013 as compared to $36.1 million for the three months ended March 31, 2012, an increase of $3.0 million, or 8.3%. The increase in our sales, marketing, general and administrative expense was primarily due to increased equity compensation expense, the inclusion of the acquired TC3 business and increased strategic growth initiative costs for the three months ended March 31, 2013, partially offset by a reduction in professional fees and software maintenance costs in the three months ended March 31, 2012.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $46.8 million for the three months ended March 31, 2013 as compared to $45.2 million for the three months ended March 31, 2012, an increase of $1.7 million, or 3.7%. This increase was primarily due to the depreciation and amortization expense attributable to intangible assets recorded as a result of the TC3 acquisition and depreciation expense associated with property and equipment placed in service subsequent to March 31, 2012.

Accretion Expense

Our accretion expense was $4.1 million for the three months ended March 31, 2013 as compared to $3.8 million for the three months ended March 31, 2012. The amount recognized as accretion expense can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in leverage, operations or other factors.

Interest Expense

Our interest expense was $41.4 million for the three months ended March 31, 2013 as compared to $45.7 million for the three months ended March 31, 2012, a decrease of $4.3 million, or 9.5%. Interest expense for the three months ended March 31, 2013 includes the effect of lower interest rates on the Senior Credit Facilities as a result of the April 2012 repricing, offset partially by additional borrowings in connection with the TC3 acquisition.

Income Taxes

Our income tax benefit was $9.4 million for the three months ended March 31, 2013 as compared to an income tax benefit of $9.5 million for the three months ended March 31, 2012. Our effective tax rate was 41.0% for the three months ended March 31, 2013 as compared to 35.0% for the three months ended March 31, 2012. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to state income tax rate changes and the effects of a recently reenacted research and development tax credit.

Segment Revenues and Adjusted EBITDA

We operate our business in four operating segments: payer services, provider revenue cycle solutions, ambulatory provider services and pharmacy services. In addition, we maintain a corporate function which includes management, administrative and other shared corporate services functions such as information technology, legal, finance, human resources, marketing and product management.

Financial information for each of our segments is set forth in Note 10 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. The segment profit measure primarily utilized by management is adjusted EBITDA which is defined as EBITDA (defined as net income before income tax provision (benefit), net interest expense and depreciation and amortization), plus certain other non-cash or non-operating items. The non-cash or other non-operating items affecting the segment profit measure generally include equity compensation; acquisition accounting adjustments; acquisition-related costs; and strategic initiatives, duplicative and transition costs. Adjusted EBITDA for the respective segments excludes all costs and adjustments associated with the above-referenced corporate functions.

Payer Services

Our payer services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	March 31, 2013	March 31, 2012	$ Change
Revenue:
Claims management	$66,081	$54,686	$11,395
Payment distribution services	65,950	63,875	2,075
Intersegment revenue	833	883	(50)

	$132,864	$119,444	$13,420

Adjusted EBITDA	$50,663	$49,137	$1,526

Claims management revenue for the three months ended March 31, 2013 increased by $11.4 million, or 20.8%, as compared to the prior year period. Claims management revenue for the three months ended March 31, 2013 included $8.5 million related to the TC3 acquisition. Excluding this revenue, claims management revenue for the three months ended March 31, 2013 increased by $2.9 million, or 5.4%, as compared to the prior year period. This increase was primarily due to new sales and implementations, partially offset by the impact of market pricing pressures on our transaction rates.

Payment distribution services revenues for the three months ended March 31, 2013 increased by $2.1 million, or 3.2%, as compared to the prior year period. This increase was primarily driven by new sales and implementations and the impact of the United States postage rate increase effective in January 2013.

Payer services adjusted EBITDA for the three months ended March 31, 2013 increased by $1.5 million, or 3.1%, as compared to the prior year period. As a percentage of revenue, payer services adjusted EBITDA was 38.1% for the three months ended March 31, 2013 as compared to 41.1% for the three months ended March 31, 2012. The increase in payer services adjusted EBITDA was primarily due to the impact of the revenue items described above, including the TC3 acquisition, partially offset by increased strategic growth initiative costs. The decrease as a percentage of revenue was primarily due to changes in revenue mix and the impact of increased postage costs, increased strategic growth initiative costs and acquisition accounting revenue adjustments.

Provider Revenue Cycle Solutions

Our provider revenue cycle solutions segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	March 31, 2013	March 31, 2012	$ Change
Revenue:
Revenue cycle technology	$29,066	$26,063	$3,003
Revenue cycle services	30,349	27,975	2,374
Intersegment revenue	235	244	(9)

	$59,650	$54,282	$5,368

Adjusted EBITDA	$25,033	$24,846	$187

Revenue cycle technology revenue for the three months ended March 31, 2013 increased by $3.0 million, or 11.5%, as compared to the prior year period primarily due to new sales and implementations, partially offset by attrition.

Revenue cycle services revenue for the three months ended March 31, 2013 increased by $2.4 million, or 8.5%, as compared to the prior year period primarily due to new sales and implementations, partially offset by the effects of changing reimbursement patterns and rates of federal and state payers related to our government program eligibility and enrollment services.

Provider revenue cycle solutions adjusted EBITDA for the three months ended March 31, 2013 increased by $0.2 million, or 0.8%, as compared to the prior year period. As a percentage of revenue, provider revenue cycle solutions adjusted EBITDA was 42.0% for the three months ended March 31, 2013 as compared to 45.8% for the three months ended March 31, 2012. The increase in provider revenue cycle solutions adjusted EBITDA was primarily due to the impact of the revenue items described above, partially offset by increased labor costs in our government eligibility and enrollment solutions in advance of related revenues, the effects of changing reimbursement patterns and rates of federal and state payers related to our government program eligibility and enrollment services and increased strategic growth initiative costs. The decrease as a percentage of revenue was primarily due to the increased labor costs and changing reimbursement patterns and rates in our government program eligibility and enrollment services discussed above, increased strategic growth initiative costs and the impact of acquisition accounting revenue adjustments.

Ambulatory Provider Services

Our ambulatory provider services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	March 31, 2013	March 31, 2012	$ Change
Revenue:
Patient billing and payment services	$63,080	$62,713	$367
Physician services	18,420	18,929	(509)
Dental	8,203	8,172	31

	$89,703	$89,814	$(111)

Adjusted EBITDA	$23,914	$24,812	$(898)

Patient billing and payment services revenue for the three months ended March 31, 2013 increased by $0.4 million, or 0.6%, as compared to the prior year period primarily due to new sales and implementations and the impact of the United States postage rate increase effective in January 2013, partially offset by customer attrition.

Physician services revenue for the three months ended March 31, 2013 decreased by $0.5 million, or 2.7%, as compared to the prior year period primarily due to customer attrition, partially offset by new sales and implementations.

Dental revenues for the three months ended March 31, 2013 were generally consistent with those reflected in the prior year period.

Ambulatory provider services adjusted EBITDA for the three months ended March 31, 2013 decreased by $0.9 million, or 3.6%, as compared to the prior year period. As a percentage of revenue, ambulatory provider services adjusted EBITDA was 26.7% for the three months ended March 31, 2013 as compared to 27.6% for the three months ended March 31, 2012. The decrease in ambulatory provider services adjusted EBITDA and as a percentage of revenue was primarily due to changes in revenue mix.

Pharmacy Services

Our pharmacy services revenue and adjusted EBITDA is summarized in the following table (in thousands):

	March 31, 2013	March 31, 2012	$ Change
Revenue:
Pharmacy services	$24,553	$23,622	$931
Intersegment revenue	95	93	2

	$24,648	$23,715	$933

Adjusted EBITDA	$12,347	$11,974	$373

Pharmacy services revenue for the three months ended March 31, 2013 increased by $0.9 million, or 3.9%, as compared to the prior year period primarily due to new sales and implementations.

Pharmacy services adjusted EBITDA for the three months ended March 31, 2013 increased by $0.4 million, or 3.1%, as compared to the prior year period. The increase in pharmacy services adjusted EBITDA is primarily due to the impact of the revenue items described above. As a percentage of revenue, pharmacy services adjusted EBITDA was 50.1% for the three months ended March 31, 2013 as compared to 50.5% for the three months ended March 31, 2013, reflecting generally consistent levels of activity.

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

We anticipate cash generated by operations, the funds available under our Senior Credit Facilities, including our revolver, and existing cash and equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Senior Credit Facilities in amounts sufficient to enable us to repay our indebtedness or to fund other liquidity needs.

We and our subsidiaries, affiliates or significant stockholders may from time to time seek to retire or purchase our outstanding debt (including our senior notes) through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Cash Flows

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2013 was $38.8 million as compared to $21.7 million for the three months ended March 31, 2012. The $17.1 million increase is primarily due to business growth, including the TC3 acquisition, and the timing of collections and disbursements.

Cash provided by operating activities can be significantly impacted by our non-cash working capital assets and liabilities, which may vary based on the timing of cash receipts that fluctuate by day of week and/or month and also may be impacted by cash management decisions.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2013 was $13.6 million as compared to $15.1 million for the three months ended March 31, 2012. Cash used in investing activities for each of the three months ended March 31, 2013 and 2012 consisted of capital expenditures for property and equipment.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2013 was $3.7 million as compared to $18.1 million for the three months ended March 31, 2012. Cash used in financing activities for each of the three months ended March 31, 2013 and 2012 primarily consisted of principal payments under our Senior Credit Facilities, including a repayment of $15.0 million under our Revolving Facility during the three months ended March 31, 2012.

Long-term Debt

In November 2011, we entered into the Senior Credit Agreement which was comprised of the Term Loan Facility, the Revolving Facility, $375.0 million of 11% senior notes due 2019 (the “2019 Notes”) and $375.0 million of 11.25% senior notes due 2020 (the “2020 Notes”; together with the 2019 Notes, the “Senior Notes”).

Long-term debt as of March 31, 2013 and December 31, 2012, consisted of the following:

	March 31,	December 31,
	2013	2012
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $31,205 and $32,426 at March 31, 2013 and December 31, 2012, respectively (effective interest rate of 5.82%)	$1,256,726	$1,258,758
$125 million Senior Secured Revolving Credit facility, expiring on November
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $8,304 and $8,506 at March 31, 2013 and December 31, 2012, respectively (effective interest rate of 11.53%)	366,696	366,494
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $10,194 and $10,393 at March 31, 2013 and December 31, 2012, respectively (effective interest rate of 11.86%)	364,806	364,607
Obligation under data sublicense agreement	26,863	26,863
Other	14,605	—
Less current portion	(23,498)	(17,330)

Long-term debt	$2,006,198	$1,999,392

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

Borrowings under the Senior Credit Facilities bear interest at an annual rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (i) the applicable prime rate, (ii) the federal funds rate plus 0.50% and (iii) a LIBOR rate determined by reference to the costs of funds for United States dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00%, which base rate, in the case of the Term Loan Facility only, shall be no less than 2.25% or (b) a LIBOR rate determined by reference to the costs of funds for United States dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.25%.

In April 2012, we amended the Senior Credit Agreement to reprice the Senior Credit Facilities and borrow $80.0 million of additional term loans for general corporate purposes, including acquisitions. Following this amendment, the LIBOR-based interest rate on the Term Loan Facility was LIBOR plus 3.75% during the three months ended March 31, 2013, compared to the previous interest rate of LIBOR plus 5.50%. The new LIBOR-based interest rate on the Revolving Facility was LIBOR plus 3.50% (with a potential step-down to LIBOR plus 3.25% based on our first lien net leverage ratio) during the three months ended March 31, 2013, compared to the previous interest rate of LIBOR plus 5.25% (with a potential step-down to LIBOR plus 5.00% based on our first lien net leverage ratio). The Term Loan Facility remains subject to a LIBOR floor of 1.25%, and there continues to be no LIBOR floor on the Revolving Facility.

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

We generally may voluntarily prepay outstanding loans under the Senior Credit Facilities at any time without premium or penalty other than breakage costs with respect to LIBOR loans; provided, however, the Company may be subject to a prepayment premium of 1.00% of the aggregate principal amount of the loans so prepaid based on the timing of certain repricing transactions.

We are required to make quarterly payments equal to 0.25% of the aggregate principal amount of the loans under the Term Loan Facility, with the balance due and payable on November 2, 2018. Any principal amount outstanding under the Revolving Facility is due and payable on November 2, 2016.

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

During the three months ended March 31, 2013, the Senior Credit Agreement required us to comply with maximum first lien net leverage ratio and consolidated cash interest coverage ratio financial maintenance covenants, to be tested on the last day of each fiscal quarter. A breach of these covenants is subject to certain equity cure rights. In addition, the Senior Credit Facilities contain a number of negative covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of our subsidiaries to:

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

In April 2013, we amended our Senior Credit Agreement to reprice the Senior Credit Facilities. Following this amendment, the interest rate on the Term Loan Facility is LIBOR plus 2.50%, compared to the previous interest rate of LIBOR plus 3.75%. The new interest rate on the Revolving Facility is LIBOR plus 2.50%, compared to the previous interest rate of LIBOR plus 3.50% (or 3.25% based on a specified first lien net leverage ratio). The Term Loan Facility remains subject to a LIBOR floor of 1.25%, and there continues to be no LIBOR floor on the Revolving Facility.

In connection with the repricing, the Senior Credit Agreement also was amended to, among other things, eliminate the financial covenant in the Senior Credit Facilities related to the consolidated cash interest coverage ratio and modify the financial covenant related to the net leverage test by maintaining the required first lien net leverage ratio at its current level for the remaining term of the Senior Credit Facilities.

Senior Notes

The 2019 Notes bear interest at an annual rate of 11% with interest payable semi-annually on June 30 and December 31 of each year. The 2019 Notes mature on December 31, 2019. The 2020 Notes bear interest at an annual rate of 11.25% with interest payable quarterly on March 31, June 30, September 30 and December 31 of each year. The 2020 Notes mature on December 31, 2020.

We may redeem the 2019 Notes, the 2020 Notes or both, in whole or in part, at any time on or after December 31, 2015 at the applicable redemption price, plus accrued and unpaid interest. In addition, at any time prior to December 31, 2014, we may, at our option and on one or more occasions, redeem up to 35% of the aggregate principal amount of the 2019 Notes or the 2020 Notes, at a redemption price equal to 100% of the aggregate principal amount, plus a premium equal to the stated interest rate on the 2019 Notes or the 2020 Notes, respectively, plus accrued and unpaid interest with the net cash proceeds of certain equity offerings; provided that at least 50% of the sum of the aggregate principal amount of the 2019 Notes or 2020 Notes, respectively, originally issued (including any additional notes) remain outstanding immediately after such redemption and the redemption occurs within 180 days of the equity offering. At any time prior to December 31, 2015, we may redeem the 2019 Notes, the 2020 Notes or both, in whole or in part, at our option and on one or more occasions, at a redemption price equal to 100% of the principal amount, plus an applicable premium and accrued and unpaid interest. If we experience specific kinds of changes in control, we must offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

We have interest rate risk primarily related to borrowings under the Senior Credit Agreement. Borrowings under the Senior Credit Facilities bear interest at an annual rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (i) the applicable prime rate, (ii) the federal funds rate plus 0.50% and (iii) a LIBOR rate determined by reference to the costs of funds for United States dollar deposits for an interest period of one month, adjusted for certain additional costs, plus 1.00%, which base rate, in the case of the Term Loan Facility only, shall be no less than 2.25% or (b) a LIBOR rate determined by reference to the costs of funds for United States dollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, which, in the case of the Term Loan Facility only, shall be no less than 1.25%.

As of March 31, 2013, we had outstanding borrowings of $1,287.9 million under the Senior Credit Agreement. During the three months ended March 31, 2013 the LIBOR-based interest rate on the Term Loan Facility was LIBOR plus 3.75% and the LIBOR-based interest rate on the Revolving Facility was LIBOR plus 3.50% (with a potential step-down to LIBOR plus 3.25% based on our first lien net leverage ratio). The Term Loan Facility is subject to a LIBOR floor of 1.25% and there is no LIBOR floor on the Revolving Facility.

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

In January 2012, we executed three interest rate swap agreements with an aggregate notional amount of $640 million to reduce the variability of interest payments associated with the Term Loan Facility. For the quarter ended March 31, 2013, our interest rate swap agreements were designated as a cash flow hedge so that changes in the fair market value of the interest rate swap agreements were included within other comprehensive income.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. However, due to a floor on the floating rate index of 1.25% under the Term Loan Facility, as of March 31, 2013, our interest rates must increase by more than 96 basis points before our interest expense or cash flows are affected. Based on our outstanding debt as of March 31, 2013, and assuming that our mix of debt instruments, interest rate swaps and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pretax impact on our earnings and cash flows of approximately $0.2 million.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013. Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

EMDEON INC.

Date: May 10, 2013	By:	/s/ George I. Lazenby
George I. Lazenby, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2013	By:	/s/ Bob A. Newport
Bob A. Newport, Jr., Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

10.1	Amendment No. 2 to the Credit Agreement, dated as of April 25, 2013, among Emdeon Inc., the other borrowers party thereto, Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer and collateral agent thereunder, and the lenders, guarantors and agents party thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 25, 2013 (File No. 1-34435), and incorporated herein by reference).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document