Form 10-Q
period 2013-06-30
Emdeon Inc.
filed 2013-08-12
CIK 1444598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Commission file number 333-182786

EMDEON INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5799664
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3055 Lebanon Pike, Suite 1000 Nashville, TN	37214
(Address of Principal Executive Offices)	(Zip Code)

(615) 932-3000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 8, 2013
Common Stock, $0.01 par value	100

*	The registrant is a voluntary filer of certain reports required to be filed by companies under Section 13 or 15(d) of the Securities and Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

Emdeon Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Emdeon Inc.

Condensed Consolidated Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:

Cash and cash equivalents	$52,919	$31,763
Accounts receivable, net of allowance for doubtful accounts of $4,399 and $3,585 at June 30, 2013 and December 31, 2012, respectively	203,734	190,021
Deferred income tax assets	5,043	4,184
Prepaid expenses and other current assets	30,322	28,160

Total current assets	292,018	254,128
Property and equipment, net	276,685	264,852
Goodwill	1,502,531	1,488,134
Intangible assets, net	1,683,019	1,730,089
Other assets, net	25,129	29,694

Total assets	$3,779,382	$3,766,897

LIABILITIES AND EQUITY
Current liabilities:

Accounts payable	$12,244	$6,223
Accrued expenses	125,792	101,805
Deferred revenues	9,656	9,342
Current portion of long-term debt	22,094	17,595

Total current liabilities	169,786	134,965
Long-term debt, excluding current portion	2,017,744	1,999,414
Deferred income tax liabilities	447,394	466,921
Tax receivable agreement obligations to related parties	136,602	125,003
Other long-term liabilities	10,651	8,443
Commitments and contingencies
Equity:
Common stock (par value, $.01), 100 shares authorized and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	1,134,266	1,130,968
Accumulated other comprehensive income (loss)	(313)	(3,789)
Accumulated deficit	(136,748)	(95,028)

Total equity	997,205	1,032,151

Total liabilities and equity	$3,779,382	$3,766,897

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Operations

(unaudited and amounts in thousands)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Revenue	$311,485	$294,467	$617,187	$580,503
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	193,816	180,090	383,122	353,236
Development and engineering	7,644	8,590	15,366	17,676
Sales, marketing, general and administrative	42,945	39,040	82,056	75,169
Depreciation and amortization	43,946	46,626	90,762	91,782
Accretion	7,459	8,579	11,599	12,346

Operating income	15,675	11,542	34,282	30,294
Interest expense, net	37,974	42,902	79,389	88,641
Loss on extinguishment of debt	23,160	21,853	23,160	21,853

Income (loss) before income tax provision (benefit)	(45,459)	(53,213)	(68,267)	(80,200)
Income tax provision (benefit)	(17,191)	(17,820)	(26,547)	(27,272)

Net income (loss)	$(28,268)	$(35,393)	$(41,720)	$(52,928)

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net income (loss)	$(28,268)	$(35,393)	$(41,720)	$(52,928)

Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	3,147	(4,192)	3,575	(2,334)
Foreign currency translation adjustment	(64)	40	(99)	234

Other comprehensive income (loss)	3,083	(4,152)	3,476	(2,100)

Total comprehensive income (loss)	$(25,185)	$(39,545)	$(38,244)	$(55,028)

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Equity

(unaudited and amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

Balance at January 1, 2012	100	$—	$1,120,676	$(16,693)	$(194)	$1,103,789
Issuance of shares in connection with equity compensation plans, net of taxes	—	—	317	—	—	317
Repurchase of Parent common stock	—	—	(317)	—	—	(317)
Reclassification of liability awards to equity awards	—	—	3,675	—	—	3,675
Net loss	—	—	—	(52,928)	—	(52,928)
Foreign currency translation adjustment	—	—	—	—	234	234
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(2,334)	(2,334)

Balance at June 30, 2012	100	$—	$1,124,351	$(69,621)	$(2,294)	$1,052,436

Balance at January 1, 2013	100	$—	$1,130,968	$(95,028)	$(3,789)	$1,032,151
Equity compensation expense	—	—	3,547	—	—	3,547
Repurchase of Parent common stock	—	—	(249)	—	—	(249)
Net loss	—	—	—	(41,720)	—	(41,720)
Foreign currency translation adjustment	—	—	—	—	(99)	(99)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	3,575	3,575

Balance at June 30, 2013	100	$—	$1,134,266	$(136,748)	$(313)	$997,205

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited and amounts in thousands)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Operating activities
Net income (loss)	$(41,720)	$(52,928)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	90,762	91,782
Accretion	11,599	12,346
Equity compensation	3,547	—
Deferred income tax expense (benefit)	(27,451)	(28,066)
Amortization of debt discount and issuance costs	4,717	5,073
Loss on extinguishment of debt	22,828	18,293
Other	1,861	227
Changes in operating assets and liabilities:
Accounts receivable	(10,208)	1,062
Prepaid expenses and other	(697)	(3,666)
Accounts payable	5,498	3,231
Accrued expenses, deferred revenue and other liabilities	23,539	7,138
Tax receivable agreement obligations to related parties	(103)	(114)

Net cash provided by (used in) operating activities	84,172	54,378

Investing activities
Purchases of property and equipment	(33,246)	(27,430)
Payments for acquisitions, net of cash acquired	(18,291)	(59,013)

Net cash provided by (used in) investing activities	(51,537)	(86,443)

Financing activities
Proceeds from Term Loan Facility	—	70,351
Debt principal payments	(6,472)	(6,312)
Payments on Revolving Facility	—	(15,000)
Payment of loan costs	(2,178)	(2,060)
Repayment of deferred financing arrangements	(1,844)	—
Repurchase of Parent common stock	(250)	(317)
Other	(735)	(135)

Net cash provided by (used in) financing activities	(11,479)	46,527

Net increase (decrease) in cash and cash equivalents	21,156	14,462
Cash and cash equivalents at beginning of period	31,763	37,925

Cash and cash equivalents at end of period	$52,919	$52,387

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

2. Basis of Presentation

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) Guidelines, Rules and Regulations (“Regulation S-X”) and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. All material intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements.

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

4. Business Combinations

In June 2013, the Company acquired all of the equity interests of Goold Health Systems (“Goold”), a technology-enabled provider of pharmacy benefit and related services primarily to State Medicaid agencies across the nation.

In May 2012, the Company acquired all of the equity interests of TC3 Health, Inc. (“TC3”), a technology-enabled provider of cost containment and payment integrity solutions for healthcare payers.

The following table summarizes certain information related to these acquisitions. The preliminary values of the consideration transferred, assets acquired and liabilities assumed in the Goold acquisition, including related tax effects, are subject to receipt of a final valuation and a final working capital settlement.

	Goold	TC3
Total Consideration Fair Value at Acquisition Date:
Cash paid at closing	$19,391	$61,351
Contingent consideration	5,717	—
Other	(701)	383

	$24,407	$61,734

Allocation of the Consideration Transferred:
Cash	$1,100	$2,340
Accounts receivable	3,505	2,662
Deferred income tax assets	—	348
Prepaid expenses and other current assets	681	155
Property and equipment	7,055	10,414
Identifiable intangible assets:
Tradename	—	530
Noncompetition agreements	550	1,300
Customer relationships	5,380	18,810
Goodwill	14,397	38,634
Accounts payable	(532)	—
Accrued expenses	(2,452)	(4,783)
Deferred revenues	(101)	—
Current maturities of long-term debt	(218)	—
Deferred income tax liabilities	(4,958)	(8,592)
Other long-term liabilities	—	(84)

Total consideration transferred	$24,407	$61,734

Acquisition costs in sales, marketing, general and administrative expense:
For the three months ended June 30, 2013	$254	$—
For the three months ended June 30, 2012	$—	$182
For the six months ended June 30, 2013	$258	$—
For the six months ended June 30, 2012	$—	$513

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Goold	TC3
Other Information:
Gross contractual accounts receivable	$3,505	$2,943
Amount not expected to be collected	$—	$281
Goodwill expected to be deductible for tax purposes	$—	$—

The Company generally recognizes goodwill attributable to the assembled workforce and expected synergies among the operations of acquired entities and the Company’s existing operations. In the case of the Company’s acquisitions of operating companies, synergies generally have resulted from the elimination of duplicative facilities and personnel costs and cross selling opportunities among the Company’s existing customer base.

5. Goodwill and Intangible Assets

Goodwill activity during the six months ended June 30, 2013 was as follows:

	Payer	Ambulatory Provider	Provider Revenue Cycle Solutions	Pharmacy	Total
Balance at December 31, 2012	$712,585	$289,812	$315,054	$170,683	$1,488,134
Acquisitions	—	—	—	14,397	14,397

Balance at June 30, 2013	$712,585	$289,812	$315,054	$185,080	$1,502,531

Intangible assets subject to amortization as of June 30, 2013 consisted of the following:

	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	17.9	$1,647,190	$(138,778)	$1,508,412
Trade names	18.0	156,530	(13,206)	143,324
Non-compete agreements	3.2	13,350	(4,339)	9,011
Data sublicense agreement	4.3	31,000	(8,728)	22,272
Backlog	—	19,000	(19,000)	—

Total		$1,867,070	$(184,051)	$1,683,019

Amortization expense was $53,000 and $56,229 for the six months ended June 30, 2013 and 2012, respectively.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Aggregate future amortization expense for intangible assets is estimated to be:

2013 (remainder)	$50,213
2014	100,426
2015	100,019
2016	99,433
2017	96,221
Thereafter	1,236,707

$1,683,019

6. Long-Term Debt

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

Long-term debt as of June 30, 2013 and December 31, 2012, consisted of the following:

	June 30,	December 31,
	2013	2012
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $17,335 and $32,426 at June 30, 2013 and December 31, 2012, respectively (effective interest rate of 4.21%)	$1,267,376	$1,258,758
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $8,097 and $8,506 at June 30, 2013 and December 31, 2012, respectively (effective interest rate of 11.53%)	366,903	366,494
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $9,989 and $10,393 at June 30, 2013 and December 31, 2012, respectively (effective interest rate of 11.86%)	365,011	364,607
Obligation under data sublicense agreement	26,863	26,863
Other	13,685	287
Less current portion	(22,094)	(17,595)

Long-term debt	$2,017,744	$1,999,414

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

In April 2012, the Company amended the Senior Credit Agreement to reprice the Senior Credit Facilities and borrow $80,000 of additional term loans. Following this amendment, the LIBOR-based interest rate on the Term Loan Facility was LIBOR plus 3.75%, compared to the previous interest rate of LIBOR plus 5.50%. The new LIBOR-based interest rate on the Revolving Facility was LIBOR plus 3.50% (with a potential step-down to LIBOR plus 3.25% based on the Company’s first lien net leverage ratio), compared to the previous interest rate of LIBOR plus 5.25% (with a potential step-down to LIBOR plus 5.00% based on the Company’s first lien net leverage ratio).

In April 2013, the Company again amended the Senior Credit Agreement to further reprice, and also to modify certain financial covenants under, the Senior Credit Facilities. Following this amendment, the interest rate on the Term Loan Facility is LIBOR plus 2.50%, compared to the previous interest rate of LIBOR plus 3.75%. The new interest rate on the Revolving Facility is LIBOR plus 2.50%, compared to the previous interest rate of LIBOR plus 3.50% (or 3.25% based on a specified first lien net leverage ratio). The Term Loan Facility remains subject to a LIBOR floor of 1.25%, and there continues to be no LIBOR floor on the Revolving Facility. In connection with the April 2013 repricing, the Senior Credit Agreement also was amended to, among other things, eliminate the financial covenant related to the consolidated cash interest coverage ratio and modify the financial covenant related to the net leverage test by maintaining the required first lien net leverage ratio at its current level of 5.35 to 1.00 for the remaining term of the Senior Credit Facilities.

These amendments to the Senior Credit Agreement resulted in a loss on extinguishment of debt of $23,160 and $21,853 and other expenses related to fees paid to third parties of $1,151 and $3,558, for the three and six months ended June 30, 2013 and 2012, respectively, which have been reflected within sales, marketing, general and administrative expense in the accompanying consolidated statements of operations.

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

During the three months ended June 30, 2013, the Senior Credit Agreement required the Company to comply with a maximum first lien net leverage ratio financial maintenance covenant, to be tested on the last day of each fiscal quarter. A breach of the first lien net leverage ratio covenant is subject to certain equity cure rights. In addition, the Senior Credit Facilities contain a number of negative covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of its subsidiaries to:

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

Obligation Under Data Sublicense Agreement

In October 2009 and April 2010, the Company acquired certain additional rights to specified uses of its data from the former owner of the Company’s business, in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to the former owner of the Company’s business. In connection with these data rights acquisitions, the Company recorded amortizable intangible assets and corresponding obligations at inception based on the present value of the scheduled annual payments through 2018, which totaled $65,000 in the aggregate (approximately $38,000 remained payable at June 30, 2013). In connection with the Merger, the Company was required to adjust this obligation to its fair value.

Other

During the three months ended March 31, 2013, the Company entered into deferred financing arrangements with certain vendors. The obligations were recorded at the present value of the scheduled payments. Such future payments totaled $14,266 at June 30, 2013.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three and six months ended June 30, 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt pursuant to the Term Loan Facility. As of June 30, 2013, the Company had three outstanding interest rate derivatives with a combined notional amount of $640,000 that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,573 will be reclassified as an increase to interest expense.

The following table summarizes the fair value of the Company’s derivative instruments at June 30, 2013 and December 31, 2012:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$2,437	$—
Interest rate swaps	Accrued expenses	(2,573)	(2,563)
Interest rate swaps	Other long-term liabilities	—	(3,258)

		$(136)	$(5,821)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The effect of the derivative instruments on the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, respectively, is summarized in the following table:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Derivatives in Cash Flow Hedging Relationships
Gain related to effective portion of derivative recognized in other comprehensive loss	$4,358	$7,306	$4,402	$4,782

Loss related to effective portion of derivative reclassified from accumulated other comprehensive loss to interest expense	$(645)	$(645)	$(1,283)	$(1,070)

Credit Risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company also could be declared in default on its derivative obligations.

As of June 30, 2013, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $787. If the Company had breached any of these provisions at June 30, 2013, the Company could have been required to settle its obligations under the agreements at this termination value. The Company does not offset any derivative instruments and the derivative instruments are not subject to collateral posting requirements.

8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the Company’s derivative financial instruments and contingent consideration associated with business combinations. The table below summarizes these items as of June 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

Description	Balance at June 30, 2013	Quoted in Markets Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(136)	$—	$(136)	$—
Contingent consideration obligations	(5,887)	—	—	(5,887)

Total	$(6,023)	$—	$(136)	$(5,887)

The valuation of the Company’s derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair value

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

of the interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates derived from observable market interest rate curves. Effective January 2013, the Company revised its valuation methodology for derivatives to discount the future expected cash flows using the overnight index swap rate. This change in methodology had no material effect on the Company’s unaudited condensed consolidated financial statements for the six months ended June 30, 2013.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs to evaluate the likelihood of default by itself and by its counterparties. As of June 30, 2013, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The valuation of the Company’s contingent consideration obligations is determined using a probability weighted discounted cash flow method. This analysis reflects the contractual terms of the purchase agreement and utilizes assumptions with regard to future sales, probabilities of achieving such future sales and a discount rate. Significant increases with respect to assumptions as to future sales and probabilities of achieving such future sales would result in a higher fair value measurement while an increase in the discount rate would result in a lower fair value measurement.

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Balance at beginning of period	$(237)	$(445)	$(296)	$(501)
Issuance of contingent consideration	(5,717)	—	(5,717)	—
Settlement of contingent consideration	67	43	126	99

Balance at end of period	$(5,887)	$(402)	$(5,887)	$(402)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the estimated fair value of financial instruments held by the Company as of June 30, 2013 were:

	Carrying Amount	Fair Value
Cash and cash equivalents	$52,919	$52,919
Accounts receivable	$203,734	$203,734
Senior Credit Facilities (Level 1)	$1,267,376	$1,278,287
Senior Notes (Level 2)	$731,914	$871,174
Cost method investment (Level 3)	$3,458	$4,522

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

10. Income Taxes

Income taxes for the six months ended June 30, 2013 and June 30, 2012 amounted to an income tax benefit of $26,547 and $27,272, respectively. The Company’s effective tax rate was 38.9% for the six months ended June 30, 2013 compared to 34.0% during the same period in 2012. The Company’s effective tax rate is generally affected by deferred tax expense resulting from differences between the book and income tax basis of its investment in EBS Master LLC (“EBS Master”), changes in the Company’s valuation allowances and other factors. In addition, during the six months ended June 30, 2013, we changed our methodology of estimating state income taxes from a separate state return basis to, where permitted by the state taxing authorities, a consolidated state return basis.

11. Tax Receivable Agreement Obligation to Related Parties

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

In November 2011, H&F and certain current and former members of management exchanged all of their remaining EBS Master Units (“EBS Units”) for cash and a combination of cash and shares of Parent, respectively, and the former majority owner of the Company assigned its rights under the tax receivable agreements to affiliates of Blackstone (Blackstone, together with H&F and certain current and former members of management are sometimes referred to collectively as the “TRA Members”). Additionally, effective December 31, 2011, the Company simplified its corporate structure. The tax attributes of the exchange of EBS Units and

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

corporate restructuring are expected to provide the Company with additional cash savings, 85% of which are payable to the TRA Members. Collectively, the Company expects the tax attributes of the above referenced events to result in cumulative payments under the tax receivable agreements of approximately $354,000. $137,639 of this amount, which reflected the initial fair value of the tax receivable agreement obligations plus recognized accretion, was reflected as an obligation on the accompanying unaudited condensed consolidated balance sheet at June 30, 2013. The accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2013 and 2012 includes accretion expense of $11,599 and $12,346, respectively, related to this obligation.

During the three months ended June 30, 2013, the Company changed its estimate of the timing and amount of future cash flows attributable to the tax receivable agreements as a result of the impact of the April 2013 repricing to the Senior Credit Agreement, the Goold acquisition and routine updates to financial projections. These revised estimates resulted in an increase to pretax net loss of $3,293 for the three months ended June 30, 2013.

12. Segment Reporting

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The revenue and adjusted EBITDA for the operating segments are as follows:

	Three Months Ended June 30, 2013
	Payer	Ambulatory Provider	Provider Revenue Cycle Solutions	Pharmacy	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$69,069	$—	$—	$—	$—	$69,069
Payment distribution services	64,934	—	—	—	—	64,934
Patient billing and payment services	—	64,065	—	—	—	64,065
Physician services	—	18,832	—	—	—	18,832
Dental	—	8,209	—	—	—	8,209
Revenue cycle technology	—	—	30,211	—	—	30,211
Revenue cycle services	—	—	30,752	—	—	30,752
Pharmacy	—	—	—	25,413	—	25,413
Inter-segment revenue	1,280	—	425	85	(1,790)	—

Net revenue	$135,283	$91,106	$61,388	$25,498	$(1,790)	$311,485

Income (loss) before income taxes						$(45,459)
Interest expense						37,974
Depreciation and amortization						43,946

EBITDA						36,461
Equity compensation						1,773
Acquisition accounting adjustments						216
Acquisition-related costs						763
Transaction-related costs and advisory fees						1,825
Strategic initiatives, duplicative and transition costs						1,308
Severance and retention costs						744
Loss on extinguishment of debt and other related costs						24,311
Accretion expense						7,459
Disposal of assets						1,934
Other						357

EBITDA Adjustments						40,690

Adjusted EBITDA	$54,981	$23,740	$23,777	$11,369	$(36,716)	$77,151

Capital Expenditures	$1,951	$2,496	$3,226	$930	$11,092	$19,695

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Three Months Ended June 30, 2012
	Payer	Ambulatory Provider	Provider Revenue Cycle Solutions	Pharmacy	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$60,276	$—	$—	$—	$—	$60,276
Payment distribution services	63,919	—	—	—	—	63,919
Patient billing and payment services	—	64,661	—	—	—	64,661
Physician services	—	17,970	—	—	—	17,970
Dental	—	8,028	—	—	—	8,028
Revenue cycle technology	—	—	27,335	—	—	27,335
Revenue cycle services	—	—	29,394	—	—	29,394
Pharmacy	—	—	—	22,884	—	22,884
Inter-segment revenue	1,022	—	194	87	(1,303)	—

Net revenue	$125,217	$90,659	$56,923	$22,971	$(1,303)	$294,467

Income (loss) before income taxes						$(53,213)
Interest expense						42,902
Depreciation and amortization						46,626

EBITDA						36,315
Acquisition accounting adjustments						1,496
Acquisition-related costs						2,727
Transaction-related costs and advisory fees						2,514
Strategic initiatives, duplicative and transition costs						1,627
Severance and retention costs						316
Loss on extinguishment of debt and other related costs						25,411
Accretion expense						8,579
Disposal of assets						75
Other						1,040

EBITDA Adjustments						43,785

Adjusted EBITDA	$50,785	$24,778	$23,478	$11,473	$(30,414)	$80,100

Capital Expenditures	$3,206	$1,455	$2,704	$849	$4,070	$12,284

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Six Months Ended June 30, 2013
	Payer	Ambulatory Provider	Provider Revenue Cycle Solutions	Pharmacy	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$135,150	$—	$—	$—	$—	$135,150
Payment distribution services	130,884	—	—	—	—	130,884
Patient billing and payment services	—	127,146	—	—	—	127,146
Physician services	—	37,252	—	—	—	37,252
Dental	—	16,411	—	—	—	16,411
Revenue cycle technology	—	—	59,277	—	—	59,277
Revenue cycle services	—	—	61,101	—	—	61,101
Pharmacy	—	—	—	49,966	—	49,966
Inter-segment revenue	2,114	—	661	179	(2,954)	—

Net revenue	$268,148	$180,809	$121,039	$50,145	$(2,954)	$617,187

Income (loss) before income taxes						$(68,267)
Interest expense						79,389
Depreciation and amortization						90,762

EBITDA						101,884
Equity compensation						3,547
Acquisition accounting adjustments						490
Acquisition-related costs						1,260
Transaction-related costs and advisory fees						3,325
Strategic initiatives, duplicative and transition costs						2,468
Severance and retention costs						1,629
Loss on extinguishment of debt and other related costs						24,311
Accretion expense						11,599
Disposal of assets						1,903
Other						779

EBITDA Adjustments						51,311

Adjusted EBITDA	$105,645	$47,654	$47,838	$23,716	$(71,658)	$153,195

Capital Expenditures	$6,832	$3,624	$5,783	$2,177	$14,830	$33,246

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Six Months Ended June 30, 2012
	Payer	Ambulatory Provider	Provider Revenue Cycle Solutions	Pharmacy	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$114,961	$—	$—	$—	$—	$114,961
Payment distribution services	127,795	—	—	—	—	127,795
Patient billing and payment services	—	127,374	—	—	—	127,374
Physician services	—	36,899	—	—	—	36,899
Dental	—	16,200	—	—	—	16,200
Revenue cycle technology	—	—	53,399	—	—	53,399
Revenue cycle services	—	—	57,369	—	—	57,369
Pharmacy	—	—	—	46,506	—	46,506
Inter-segment revenue	1,905	—	438	180	(2,523)	—

Net revenue	$244,661	$180,473	$111,206	$46,686	$(2,523)	$580,503

Income (loss) before income taxes						$(80,200)
Interest expense						88,641
Depreciation and amortization						91,782

EBITDA						100,223
Acquisition accounting adjustments						3,433
Acquisition-related costs						3,655
Transaction-related costs and advisory fees						4,662
Strategic initiatives, duplicative and transition costs						6,243
Severance and retention costs						917
Loss on extinguishment of debt and other related costs						25,411
Accretion expense						12,346
Disposal of assets						51
Other						1,602

EBITDA Adjustments						58,320

Adjusted EBITDA	$99,922	$49,590	$45,328	$23,446	$(59,743)	$158,543

Capital Expenditures	$5,766	$2,877	$3,902	$1,414	$13,471	$27,430

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

13. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of taxes, as of and for the six months ended June 30, 2013.

	Foreign Currency Translation Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$(127)	$(3,662)	$(3,789)
Change associated with foreign currency translation	(99)	—	(99)
Change associated with current period hedging	—	2,930	2,930
Reclassification into earnings	—	645	645

Balance at June 30, 2013	$(226)	$(87)	$(313)

14. Supplemental Condensed Consolidating Financial Information

In lieu of providing separate annual and interim financial statements for each guarantor of the Senior Notes, Regulation S-X provides companies, if certain criteria are satisfied, with the option to instead provide condensed consolidating financial information for its issuers, guarantors and non-guarantors. In the case of the Company, the applicable criteria include the following: (i) the Senior Notes are fully and unconditionally guaranteed on a joint and several basis, (ii) each of the guarantors of the Senior Notes is a direct or indirect wholly-owned subsidiary of the Company and (iii) any non-guarantors are considered minor as that term is defined in Regulation S-X. Because each of these criteria has been satisfied by the Company, condensed consolidating balance sheets as of June 30, 2013 and December 31, 2012, condensed consolidating statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012, respectively, and condensed consolidating cash flows for the six months ended June 30, 2013 and 2012, respectively, for the Company, segregating the issuer, the subsidiary guarantors and consolidating adjustments, are reflected below. Prior period amounts have been reclassified to conform to the current year presentation.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Balance Sheet

	As of June 30, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$31,898	$21,021	$—	$52,919
Accounts receivable, net of allowance for doubtful accounts	—	203,734	—	203,734
Deferred income tax assets	—	5,043	—	5,043
Prepaid expenses and other current assets	4,844	25,478	—	30,322

Total current assets	36,742	255,276	—	292,018
Property and equipment, net	1	276,684	—	276,685
Due from affiliates	—	64,308	(64,308)	—
Investment in consolidated subsidiaries	1,795,128	—	(1,795,128)	—
Goodwill	—	1,502,531	—	1,502,531
Intangible assets, net	147,000	1,536,019	—	1,683,019
Other assets, net	42,948	15,674	(33,493)	25,129

Total assets	$2,021,819	$3,650,492	$(1,892,929)	$3,779,382

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$12,244	$—	$12,244
Accrued expenses	39,159	86,633	—	125,792
Deferred revenues	—	9,656	—	9,656
Current portion of long-term debt	4,597	17,497	—	22,094

Total current liabilities	43,756	126,030	—	169,786
Due to affiliates	64,308	—	(64,308)	—
Long-term debt, excluding current portion	779,948	1,237,796	—	2,017,744
Deferred income tax liabilities	—	480,887	(33,493)	447,394
Tax receivable agreement obligations to related parties	136,602	—	—	136,602
Other long-term liabilities	—	10,651	—	10,651
Commitments and contingencies
Equity	997,205	1,795,128	(1,795,128)	997,205

Total liabilities and equity	$2,021,819	$3,650,492	$(1,892,929)	$3,779,382

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Balance Sheet

	As of December 31, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$754	$31,009	$—	$31,763
Accounts receivable, net of allowance for doubtful accounts	—	190,021	—	190,021
Deferred income tax assets	—	4,184	—	4,184
Prepaid expenses and other current assets	2,059	26,101	—	28,160

Total current assets	2,813	251,315	—	254,128
Property and equipment, net	3	264,849	—	264,852
Due from affiliates	—	62,933	(62,933)	—
Investment in consolidated subsidiaries	1,839,748	—	(1,839,748)	—
Goodwill	—	1,488,134	—	1,488,134
Intangible assets, net	151,500	1,578,589	—	1,730,089
Other assets, net	18,539	22,275	(11,120)	29,694

Total assets	$2,012,603	$3,668,095	$(1,913,801)	$3,766,897

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$6,223	$—	$6,223
Accrued expenses	5,845	95,960	—	101,805
Deferred revenues	—	9,342	—	9,342
Current portion of long-term debt	4,600	12,995	—	17,595

Total current liabilities	10,445	124,520	—	134,965
Due to affiliates	62,933	—	(62,933)	—
Long-term debt, excluding current portion	778,813	1,220,601	—	1,999,414
Deferred income tax liabilities	—	478,041	(11,120)	466,921
Tax receivable agreement obligations to related parties	125,003	—	—	125,003
Other long-term liabilities	3,258	5,185	—	8,443
Commitments and contingencies
Equity	1,032,151	1,839,748	(1,839,748)	1,032,151

Total liabilities and equity	$2,012,603	$3,668,095	$(1,913,801)	$3,766,897

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue	$—	$311,485	$—	$311,485
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	193,816	—	193,816
Development and engineering	—	7,644	—	7,644
Sales, marketing, general and administrative	2,732	40,213	—	42,945
Depreciation and amortization	2,251	41,695	—	43,946
Accretion	7,459	—	—	7,459

Operating income (loss)	(12,442)	28,117	—	15,675
Equity in earnings of consolidated subsidiaries	5,525	—	(5,525)	—
Interest expense, net	23,489	14,485	—	37,974
Loss on extinguishment of debt	485	22,675	—	23,160

Income (loss) before income tax provision (benefit)	(41,941)	(9,043)	5,525	(45,459)
Income tax provision (benefit)	(13,673)	(3,518)	—	(17,191)

Net income (loss)	$(28,268)	$(5,525)	$5,525	$(28,268)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue	$—	$294,467	$—	$294,467
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	180,090	—	180,090
Development and engineering	—	8,590	—	8,590
Sales, marketing, general and administrative	2,730	36,310	—	39,040
Depreciation and amortization	2,251	44,375	—	46,626
Accretion	8,579	—	—	8,579

Operating income (loss)	(13,560)	25,102	—	11,542
Equity in earnings of consolidated subsidiaries	12,030	—	(12,030)	—
Interest expense, net	23,693	19,209	—	42,902
Loss on extinguishment of debt	495	21,358	—	21,853

Income (loss) before income tax provision (benefit)	(49,778)	(15,465)	12,030	(53,213)
Income tax provision (benefit)	(14,385)	(3,435)	—	(17,820)

Net income (loss)	$(35,393)	$(12,030)	$12,030	$(35,393)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue	$—	$617,187	$—	$617,187
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	383,122	—	383,122
Development and engineering	—	15,366	—	15,366
Sales, marketing, general and administrative	5,026	77,030	—	82,056
Depreciation and amortization	4,502	86,260	—	90,762
Accretion	11,599	—	—	11,599

Operating income (loss)	(21,127)	55,409	—	34,282
Equity in earnings of consolidated subsidiaries	(2,451)	—	2,451	—
Interest expense, net	47,041	32,348	—	79,389
Loss on extinguishment of debt	485	22,675	—	23,160

Income (loss) before income tax provision (benefit)	(66,202)	386	(2,451)	(68,267)
Income tax provision (benefit)	(24,482)	(2,065)	—	(26,547)

Net income (loss)	$(41,720)	$2,451	$(2,451)	$(41,720)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue	$—	$580,503	$—	$580,503
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	353,236	—	353,236
Development and engineering	—	17,676	—	17,676
Sales, marketing, general and administrative	4,654	70,515	—	75,169
Depreciation and amortization	4,502	87,280	—	91,782
Accretion	12,346	—	—	12,346

Operating income (loss)	(21,502)	51,796	—	30,294
Equity in earnings of consolidated subsidiaries	7,742	—	(7,742)	—
Interest expense, net	46,851	41,790	—	88,641
Loss on extinguishment of debt	495	21,358	—	21,853

Income (loss) before income tax provision (benefit)	(76,590)	(11,352)	7,742	(80,200)
Income tax provision (benefit)	(23,662)	(3,610)	—	(27,272)

Net income (loss)	$(52,928)	$(7,742)	$7,742	$(52,928)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three Months Ended June 30, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(28,268)	$(5,525)	$5,525	$(28,268)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	3,147	—	—	3,147
Foreign currency translation adjustment	—	(64)	—	(64)
Equity in other comprehensive earnings	(64)	—	64	—

Other comprehensive income (loss)	3,083	(64)	64	3,083

Total comprehensive income (loss)	$(25,185)	$(5,589)	$5,589	$(25,185)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three Months Ended June 30, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(35,393)	$(12,030)	$12,030	$(35,393)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(4,192)	—	—	(4,192)
Foreign currency translation adjustment	—	40	—	40
Equity in other comprehensive earnings	40	—	(40)	—

Other comprehensive income (loss)	(4,152)	40	(40)	(4,152)

Total comprehensive income (loss)	$(39,545)	$(11,990)	$11,990	$(39,545)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Six Months Ended June 30, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(41,720)	$2,451	$(2,451)	$(41,720)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	3,575	—	—	3,575
Foreign currency translation adjustment	—	(99)	—	(99)
Equity in other comprehensive earnings	(99)	—	99	—

Other comprehensive income (loss)	3,476	(99)	99	3,476

Total comprehensive income (loss)	$(38,244)	$2,352	$(2,352)	$(38,244)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Six Months Ended June 30, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(52,928)	$(7,742)	$7,742	$(52,928)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(2,334)	—	—	(2,334)
Foreign currency translation adjustment	—	234	—	234
Equity in other comprehensive earnings	234	—	(234)	—

Other comprehensive income (loss)	(2,100)	234	(234)	(2,100)

Total comprehensive income (loss)	$(55,028)	$(7,508)	$7,508	$(55,028)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net income (loss)	$(41,720)	$2,451	$(2,451)	$(41,720)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,502	86,260	—	90,762
Accretion expense	11,599	—	—	11,599
Equity compensation expense	88	3,459	—	3,547
Deferred income tax benefit	(24,482)	(2,969)	—	(27,451)
Amortization of debt discount and issuance costs	1,243	3,474	—	4,717
Equity in earnings of consolidated subsidiaries	(2,451)	—	2,451	—
Loss on extinguishment of debt	478	22,350	—	22,828
Other	—	1,861	—	1,861
Changes in operating assets and liabilities:
Accounts receivable	—	(10,208)	—	(10,208)
Prepaid expenses and other	(1,023)	326	—	(697)
Accounts payable	—	5,498	—	5,498
Accrued expenses, deferred revenue, and other liabilities	31,499	(7,960)	—	23,539
Tax receivable agreement obligations to related parties	(103)	—	—	(103)
Due to/from affiliates	1,375	(1,375)	—	—

Net cash provided by (used in) operating activities	(18,995)	103,167	—	84,172

Investing activities
Purchases of property and equipment	—	(33,246)	—	(33,246)
Payments for acquisitions, net of cash acquired	—	(18,291)	—	(18,291)
Investment in subsidiaries, net	50,281	—	(50,281)	—

Net cash provided by (used in) investing activities	50,281	(51,537)	(50,281)	(51,537)

Financing activities
Distributions to Emdeon Inc., net	—	(50,281)	50,281	—
Debt principal payments	(142)	(6,330)	—	(6,472)
Payment of loan costs	—	(2,178)	—	(2,178)
Repayment of deferred financing arrangements	—	(1,844)	—	(1,844)
Repurchase of Parent common stock	—	(250)	—	(250)
Other	—	(735)	—	(735)

Net cash provided by (used in) financing activities	(142)	(61,618)	50,281	(11,479)

Net increase in cash and cash equivalents	31,144	(9,988)	—	21,156
Cash and cash equivalents at beginning of period	754	31,009	—	31,763

Cash and cash equivalents at end of period	$31,898	$21,021	$—	$52,919

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net income (loss)	$(52,928)	$(7,742)	$7,742	$(52,928)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,503	87,279	—	91,782
Accretion expense	12,346	—	—	12,346
Deferred income tax benefit	(23,662)	(4,404)	—	(28,066)
Amortization of debt discount and issuance costs	1,096	3,977	—	5,073
Equity in earnings of consolidated subsidiaries	7,742	—	(7,742)	—
Loss on extinguishment of debt	—	18,293	—	18,293
Other	—	227	—	227
Changes in operating assets and liabilities:
Accounts receivable	—	1,062	—	1,062
Prepaid expenses and other	(1,623)	(2,043)	—	(3,666)
Accounts payable	—	3,231	—	3,231
Accrued expenses, deferred revenue, and other liabilities	26,379	(19,241)	—	7,138
Tax receivable agreement obligations to related parties	(114)	—	—	(114)
Due to/from affiliates	4,246	(4,246)	—	—

Net cash provided by (used in) operating activities	(22,015)	76,393	—	54,378

Investing activities
Purchases of property and equipment	—	(27,430)	—	(27,430)
Payments for acquisitions, net of cash acquired	—	(59,013)	—	(59,013)
Investment in subsidiaries, net	21,866	—	(21,866)	—

Net cash provided by (used in) investing activities	21,866	(86,443)	(21,866)	(86,443)

Financing activities
Distributions to Emdeon Inc., net	—	(21,866)	21,866	—
Proceeds from Term Loan Facility	(207)	70,558	—	70,351
Debt principal payments	(135)	(6,177)	—	(6,312)
Payments on Revolving Facility	—	(15,000)	—	(15,000)
Payment of loan costs	(34)	(2,026)	—	(2,060)
Repurchase of Parent common stock	—	(317)	—	(317)
Other	—	(135)	—	(135)

Net cash provided by (used in) financing activities	(376)	25,037	21,866	46,527

Net increase (decrease) in cash and cash equivalents	(525)	14,987	—	14,462
Cash and cash equivalents at beginning of period	572	37,353	—	37,925

Cash and cash equivalents at end of period	$47	$52,340	$—	$52,387

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We deliver our solutions and operate our business in four operating segments: (i) payer services, which provides solutions to commercial insurance companies, third party administrators and governmental payers; (ii) provider revenue cycle solutions, which provides solutions primarily to hospitals and large physician practices; (iii) ambulatory provider services, which provides solutions, both directly and through our channel partners, primarily to small physician practices, dentists, labs and other healthcare providers; and (iv) pharmacy services, which provides solutions to pharmacies, pharmacy benefit management companies, government agencies and other payers. Through our payer services segment, we provide payment cycle solutions that simplify the administration of healthcare related to insurance eligibility and benefit verification, claims management, payment integrity and payment distribution. Additionally, we provide consulting services through our payer services segment. Through our provider revenue cycle solutions segment, we provide revenue cycle management solutions, government program eligibility and enrollment services and provider payment integrity solutions that simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow. Through our ambulatory provider services segment, we provide, both directly and through our channel partners, revenue cycle management solutions and patient billing and payment services that simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow. Through our pharmacy services segment, we provide electronic prescribing and other electronic solutions related to prescription benefit claim filing, adjudication and management.

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

Part of our strategy also includes the development and introduction of new solutions. Our new and updated solutions are likely to require us to incur development and engineering expenditures, both operating and capital, and related sales and marketing costs at levels greater than recent years’ expenditures in order to successfully develop and achieve market acceptance of such solutions. We also may acquire, or enter into agreements with third parties to assist us in providing, new solutions. For example, we offer our electronic payment solutions through banks or vendors who contract with banks and other financial service firms. The costs of these initiatives or the failure to achieve broad penetration in target markets with respect to new or updated solutions may negatively affect our results of operations, margins and cash flow. Because newly introduced solutions generally will have lower margins initially as compared to our existing and more mature solutions, our margins and our margin growth may be adversely affected on a percentage basis until these new solutions achieve scale and maturity.

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

We also expect to continue to be affected by general economic, regulatory and demographic factors affecting the healthcare industry. For several years, there has been pricing pressure in our industry, particularly as it relates to our claims management solutions, which has led and is expected to continue to lead to reduced prices for the same services. We have sought in the past and will continue to seek to mitigate pricing pressure by providing additional value-added solutions, increasing the volume of solutions we provide and managing our costs. In addition, significant changes in regulatory schemes, such as the updated Health Insurance Portability and Accountability Act of 1996, American Recovery and Reinvestment Act of 2009, the Patient Protection and Affordable Care Act (“ACA”) and other federal healthcare policy initiatives, impact our customers’ healthcare activities and can result in increased operating costs and capital expenditures for us. In particular, we believe the ACA will significantly affect the regulatory environment in which we and our customers operate by changing how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced federal healthcare program spending, increased efforts to link federal healthcare program payments to quality and efficiency and insurance market reforms. Also, changes in federal and state reimbursement patterns and rates can impact the revenues in certain of our business lines, particularly our government program eligibility and enrollment solutions.

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

In April 2013, we amended the credit agreement (the “Senior Credit Agreement”) governing our senior secured term loan facility (the “Term Loan Facility”) and senior secured revolving credit facility (the “Revolving Facility”; together with the Term Loan Facility, the “Senior Credit Facilities”) to reprice the Senior Credit Facilities. Following this amendment, the interest rate on the Term Loan Facility is LIBOR plus 2.50%, compared to the previous interest rate of LIBOR plus 3.75%. The new interest rate on the Revolving Facility is LIBOR plus 2.50%, compared to the previous interest rate of LIBOR plus 3.50% (or 3.25% based on a specified first lien net leverage ratio). The Term Loan Facility remains subject to a LIBOR floor of 1.25%, and there continues to be no LIBOR floor on the Revolving Facility. In connection with the repricing, the Senior Credit Agreement also was amended to, among other things, eliminate the financial covenant related to the consolidated cash interest coverage ratio and modify the financial covenant related to the net leverage test by maintaining the required first lien net leverage ratio at its current level for the remaining term of the Senior Credit Facilities.

In June 2013, we acquired all of the equity interests of Goold Health Systems (“Goold”), a technology-enabled provider of pharmacy benefit and related services primarily to State Medicaid agencies across the nation.

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

The largest component of our cost of operations is postage, which is incurred in our patient billing and payment and payment distribution services businesses and which is also a component of our revenue in those businesses. Our postage costs increase as our patient billing and payment services volumes increase and also when the United States Postal Service (“USPS”) increases postage rates. Postage rate increases, while generally billed as pass-through costs to our customers, affect our cost of operations as a percentage of revenue. In prior years, we have offset the impact of postage rate increases on cost of operations as a percentage of revenue through cost reductions from efficiency measures, including data communication expense reductions and production efficiencies. Though we plan to implement additional efficiency measures, we may not be able to offset the impact of postage rate increases in the future and, as a result, cost of operations as a percentage of revenue may increase if postage rate increases continue. Although the USPS historically has increased postage rates annually in most recent years, including in January 2013, the frequency and nature of such annual increases may not occur as regularly in the future.

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

Sales, marketing, general and administrative expense consists primarily of personnel costs associated with our sales, account management and marketing functions, as well as management, administrative and other shared corporate services related to the operations of our operating segments and overall business operations.

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

Our interest expense consists principally of cash interest associated with our long-term debt obligations and non-cash interest associated with the amortization of borrowing costs and discounts related to debt issuance. If market interest rates on the variable portion of our long-term debt increase in the future, and our long-term debt obligations remain stable or increase, our interest expense will increase.

Our income taxes consist of federal and state income taxes. These amounts include current income taxes payable, as well as income taxes for which the payment is deferred to future periods and dependent on the occurrence of future events. Our income tax expense may vary from the expense that would be expected based on statutory rates due principally to our organizational structure and differences in the book and tax basis of our investment in EBS Master LLC. The recognition of valuation allowances related to certain net operating loss carryovers also can affect our income tax expense.

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

Date	Business	Description	Affected Segment

May 2012	TC3 Health, Inc. (“TC3”)	Technology-enabled provider of cost containment and payment integrity solutions	Payer Services

June 2013	Goold	Technology-enabled provider of pharmacy benefit and related services primarily to State Medicaid agencies	Pharmacy Services

Income Taxes

Our blended statutory federal and state income tax rate ranges from 37% to 40%. Our effective income tax rate, however, can be affected by several factors. The following table and subsequent commentary reconcile our federal statutory rate to our effective income tax rate, and the subsequent commentary describes the more significant of the reconciling factors:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Statutory United States federal tax rate	35.0%	35.0%
State income taxes (net of federal benefit)	4.3	(0.6)
Other	(0.4)	(0.4)

Effective income tax rate	38.9%	34.0%

State Income Taxes—Our effective tax rate for state income taxes is generally impacted by changes in our uncertain tax positions and apportionment. In addition, during the six months ended June 30, 2013, we changed our methodology of estimating state income taxes from a separate state return basis to, where permitted by the state taxing authorities, a consolidated state return basis.

Stock-Based and Equity Compensation Expense

Beagle Parent Corp. (“Parent”) has granted equity-based awards to certain employees and directors to purchase shares of Parent common stock. In connection with these equity-based award grants, we incurred equity compensation expense of $1.8 million and $3.5 million for the three and six months ended June 30, 2013. No equity compensation expense was recognized for the three and six months ended June 30, 2012.

Amendments of the Senior Credit Agreement

Our interest expense primarily is affected by the amount of debt funding and the applicable variable interest rates, including a fixed spread, under our Senior Credit Agreement. In April 2012, we amended the Senior Credit Agreement to reprice the Senior Credit Facilities and borrow $80.0 million of additional term loans for general corporate purposes, including acquisitions. As a result of these amendments, the LIBOR-based interest rate applicable to the Senior Credit Facilities was generally reduced by 175 basis points. The Senior Credit Agreement was further amended in April 2013 to further reduce the LIBOR-based interest rate by an additional 125 basis points, and also to modify certain financial covenants.

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

We believe there have been no significant changes during the three and six months ended June 30, 2013 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Results of Operations

The following table summarizes our consolidated results of operations for the three and six months ended months ended June 30, 2013 and 2012, respectively (amounts in thousands).

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

Revenues	$311,485	100.0%	$294,467	100.0%	$617,187	100.0%	$580,503	100.0%
Cost and expenses:
Cost of operations (exclusive of depreciation and amortization below)	193,816	62.2	180,090	61.2	383,122	62.1	353,236	60.8
Development and engineering	7,644	2.5	8,590	2.9	15,366	2.5	17,676	3.0
Sales, marketing, general and administrative	42,945	13.8	39,040	13.3	82,056	13.3	75,169	12.9
Depreciation and amortization	43,946	14.1	46,626	15.8	90,762	14.7	91,782	15.8
Accretion	7,459	2.4	8,579	2.9	11,599	1.9	12,346	2.1

Operating income	15,675	5.0	11,542	3.9	34,282	5.6	30,294	5.2
Interest expense, net	37,974	12.2	42,902	14.6	79,389	12.9	88,641	15.3
Loss on extinguishment of debt	23,160	7.4	21,853	7.4	23,160	3.8	21,853	3.8

Income (loss) before income tax provision (benefit)	(45,459)	(14.6)	(53,213)	(18.1)	(68,267)	(11.1)	(80,200)	(13.8)
Income tax provision (benefit)	(17,191)	(5.5)	(17,820)	(6.1)	(26,547)	(4.3)	(27,272)	(4.7)

Net income (loss)	$(28,268)	(9.1)%	$(35,393)	(12.0)%	$(41,720)	(6.8)%	$(52,928)	(9.1)%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

Our total revenues were $311.5 million for the three months ended June 30, 2013 as compared to $294.5 million for the three months ended June 30, 2012, an increase of $17.0 million, or 5.8%.

On an overall basis, revenues were adversely affected during the three months ended June 30, 2013 and 2012 by the continued impact of lower healthcare utilization driven by high unemployment and other economic factors. These negative impacts on revenue for the three months ended June 30, 2013 were offset partially by acquisition accounting adjustments in connection with our acquisition by affiliates of The Blackstone Group L.P. in November 2011 and the related financing transactions (collectively, the “2011 Transactions”), which reduced the revenue that would have otherwise been recognized in the prior year period. Additional factors affecting our revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $193.8 million for the three months ended June 30, 2013 as compared to $180.1 million for the three months ended June 30, 2012, an increase of $13.7 million, or 7.6%. As a percentage of revenue, our cost of operations was 62.2% for the three months ended June 30, 2013 as compared to 61.2% for the three months ended June 30, 2012. The increase in our cost of operations is primarily due to volume growth, including the impact of the United States postage rate increases effective in April 2012 and January 2013, the inclusion of the acquired TC3 and Goold businesses and increased strategic growth initiative and non-employee labor costs. The increase as a percentage of revenue was primarily due to changes in revenue mix, the impact of the United States postage rate increases and increased equity compensation expense and strategic growth initiative costs for the three months ended June 30, 2013.

Development and Engineering Expense

Our total development and engineering expense was $7.6 million for the three months ended June 30, 2013 as compared to $8.6 million for the three months ended June 30, 2012, a decrease of $0.9 million, or 11.0%. The decrease in our development and engineering expense is primarily due to labor utilization and other efficiencies.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $42.9 million for the three months ended June 30, 2013 as compared to $39.0 million for the three months ended June 30, 2012, an increase of $3.9 million, or 10.0%. The increase in our sales, marketing, general and administrative expense was primarily due to increased equity compensation expense, the inclusion of the acquired TC3 and Goold businesses, the disposal of a legacy product and increased strategic growth initiative costs for the three months ended June 30, 2013, partially offset by a reduction in fees associated with the April 2012 and April 2013 amendments of the Senior Credit Facilities and other professional fees.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $43.9 million for the three months ended June 30, 2013 as compared to $46.6 million for the three months ended June 30, 2012, a decrease of $2.7 million, or 5.7%. This decrease was primarily due to the full amortization of our backlog intangible assets that were initially recorded in connection with the 2011 Transactions.

Accretion Expense

Our accretion expense was $7.5 million for the three months ended June 30, 2013 as compared to $8.6 million for the three months ended June 30, 2012. The amount recognized as accretion expense can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in leverage, operations or other factors.

Interest Expense

Our interest expense was $38.0 million for the three months ended June 30, 2013 as compared to $42.9 million for the three months ended June 30, 2012, a decrease of $4.9 million, or 11.5%. Interest expense for the three months ended June 30, 2013 includes the effect of lower interest rates on the Senior Credit Facilities as a result of the April 2012 and April 2013 repricing transactions.

Income Taxes

Our income tax benefit was $17.2 million for the three months ended June 30, 2013 as compared to an income tax benefit of $17.8 million for the three months ended June 30, 2012. Our effective tax rate was 37.8% for the three months ended June 30, 2013 as compared to 33.5% for the three months ended June 30, 2012. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to a change in our methodology of estimating state income taxes from a separate state return basis to, where permitted by the state taxing authorities, a consolidated state return basis.

Segment Revenues and Adjusted EBITDA

We operate our business in four operating segments: payer services, provider revenue cycle solutions, ambulatory provider services and pharmacy services. In addition, we maintain a corporate function which includes management, administrative and other shared corporate services such as information technology, legal, finance, human resources, marketing and product management.

Financial information for each of our segments is set forth in Note 12 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. The segment profit measure primarily utilized by management is adjusted EBITDA which is defined as EBITDA (defined as net income before income tax provision (benefit), net interest expense and depreciation and amortization), plus certain other non-cash or non-operating items. The non-cash or other non-operating items affecting the segment profit measure generally include equity compensation; acquisition accounting adjustments; acquisition-related costs; and strategic initiatives, duplicative and transition costs. Adjusted EBITDA for the respective segments excludes all costs and adjustments associated with the above-referenced corporate functions.

Payer Services

Our payer services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30, 2013	June 30, 2012	$ Change
Revenue:
Claims management	$69,069	$60,276	$8,793
Payment distribution services	64,934	63,919	1,015
Intersegment revenue	1,280	1,022	258

	$135,283	$125,217	$10,066

Adjusted EBITDA	$54,981	$50,785	$4,196

Claims management revenue for the three months ended June 30, 2013 increased by $8.8 million, or 14.6%, as compared to the prior year period. Claims management revenue for the three months ended June 30, 2013 included $10.9 million related to the TC3 acquisition as compared to $6.0 in the prior year period. Excluding this revenue, claims management revenue for the three months ended June 30, 2013 increased by $3.8 million, or 7.1%, as compared to the prior year period. This increase was primarily due to new sales and implementations, partially offset by the impact of market pricing pressures on our transaction rates.

Payment distribution services revenues for the three months ended June 30, 2013 increased by $1.0 million, or 1.6%, as compared to the prior year period. This increase was primarily driven by new sales and implementations and the impact of the United States postage rate increase effective in January 2013, partially offset by customer attrition.

Payer services adjusted EBITDA for the three months ended June 30, 2013 increased by $4.2 million, or 8.3%, as compared to the prior year period. As a percentage of revenue, payer services adjusted EBITDA was 40.6% for both the three months ended June 30, 2013 and 2012. The increase in payer services adjusted EBITDA was primarily due to the impact of the revenue items described above, including the TC3 acquisition, partially offset by increased strategic growth initiative costs.

Provider Revenue Cycle Solutions

Our provider revenue cycle solutions segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30, 2013	June 30, 2012	$ Change
Revenue:
Revenue cycle technology	$30,211	$27,335	$2,876
Revenue cycle services	30,752	29,394	1,358
Intersegment revenue	425	194	231

	$61,388	$56,923	$4,465

Adjusted EBITDA	$23,777	$23,478	$299

Revenue cycle technology revenue for the three months ended June 30, 2013 increased by $2.9 million, or 10.5%, as compared to the prior year period primarily due to new sales and implementations, partially offset by customer attrition.

Revenue cycle services revenue for the three months ended June 30, 2013 increased by $1.4 million, or 4.6%, as compared to the prior year period primarily due to new sales and implementations, partially offset by the effects of changing reimbursement patterns and rates of federal and state payers related to our government program eligibility and enrollment services.

Provider revenue cycle solutions adjusted EBITDA for the three months ended June 30, 2013 increased by $0.3 million, or 1.3%, as compared to the prior year period. As a percentage of revenue, provider revenue cycle solutions adjusted EBITDA was 38.7% for the three months ended June 30, 2013 as compared to 41.2% for the three months ended June 30, 2012. The increase in provider revenue cycle solutions adjusted EBITDA was primarily due to the impact of the revenue items described above, partially offset by increased labor costs in our government program eligibility and enrollment services in advance of related revenues, the effects of changing reimbursement patterns and rates of federal and state payers related to our government program eligibility and enrollment services and increased strategic growth initiative costs. The decrease as a percentage of revenue was primarily due to the increased labor costs and changing reimbursement patterns and rates in our government program eligibility and enrollment services and increased strategic growth initiative costs discussed above.

Ambulatory Provider Services

Our ambulatory provider services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30, 2013	June 30, 2012	$ Change
Revenue:
Patient billing and payment services	$64,065	$64,661	$(596)
Physician services	18,832	17,970	862
Dental	8,209	8,028	181

	$91,106	$90,659	$447

Adjusted EBITDA	$23,740	$24,778	$(1,038)

Patient billing and payment services revenue for the three months ended June 30, 2013 decreased by $0.6 million, or 0.9%, as compared to the prior year period primarily due to customer attrition, partially offset by new sales and implementations and the impact of the United States postage rate increase effective in January 2013.

Physician services revenue for the three months ended June 30, 2013 increased by $0.9 million, or 4.8%, as compared to the prior year period primarily due to new sales and implementations, partially offset by customer attrition.

Dental revenues for the three months ended June 30, 2013 were generally consistent with those reflected in the prior year period.

Ambulatory provider services adjusted EBITDA for the three months ended June 30, 2013 decreased by $1.0 million, or 4.2%, as compared to the prior year period. As a percentage of revenue, ambulatory provider services adjusted EBITDA was 26.1% for the three months ended June 30, 2013 as compared to 27.3% for the three months ended June 30, 2012. The decrease in ambulatory provider services adjusted EBITDA and as a percentage of revenue was primarily due to increased strategic growth initiative costs.

Pharmacy Services

Our pharmacy services revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30, 2013	June 30, 2012	$ Change
Revenue:
Pharmacy services	$25,413	$22,884	$2,529
Intersegment revenue	85	87	(2)

	$25,498	$22,971	$2,527

Adjusted EBITDA	$11,369	$11,473	$(104)

Pharmacy services revenue for the three months ended June 30, 2013 increased by $2.5 million, or 11.1%, as compared to the prior year period. Pharmacy services revenue for the three months ended June 30, 2013 included $1.3 million related to the Goold acquisition. Excluding this revenue, pharmacy services revenue for the three months ended June 30, 2013 increased by $1.2 million, or 5.8%, as compared to the prior year period. This increase was primarily due to new sales and implementations.

Pharmacy services adjusted EBITDA for the three months ended June 30, 2013 decreased by $0.1 million, or 0.9%, as compared to the prior year period. As a percentage of revenue, pharmacy services adjusted EBITDA was 44.6% for the three months ended June 30, 2013 as compared to 49.9% for the three months ended June 30, 2013. The decrease in pharmacy services adjusted EBITDA and as a percentage of revenue is primarily due to increased strategic growth initiative and channel partner costs, partially offset by the impact of the revenue items described above.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

Our total revenues were $617.2 million for the six months ended June 30, 2013 as compared to $580.5 million for the six months ended June 30, 2012, an increase of $36.7 million, or 6.3%.

On an overall basis, revenues were adversely affected during the six months ended June 30, 2013 and 2012 by the continued impact of lower healthcare utilization driven by high unemployment and other economic factors, and one less business day in the 2013 period as compared to the 2012 period. These negative impacts on revenue for the six months ended June 30, 2013 were offset partially by acquisition accounting adjustments in connection with the 2011 Transactions, which reduced the revenue that would have otherwise been recognized in the prior year period. Additional factors affecting our revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $383.1 million for the six months ended June 30, 2013 as compared to $353.2 million for the six months ended June 30, 2012, an increase of $29.9 million, or 8.5%. As a percentage of revenue, our cost of operations was 62.1% for the six months ended June 30, 2013 as compared to 60.8% for the six months ended June 30, 2012. The increase in our cost of operations is primarily due to volume growth, including the impact of the United States postage rate increases effective in April 2012 and January 2013, the inclusion of the acquired TC3 and Goold businesses and increased strategic growth initiative, acquisition-related and non-employee labor costs. The increase as a percentage of revenue was primarily due to changes in revenue mix, the impact of the United States postage rate increases and increased equity compensation expense for the six months ended June 30, 2013.

Development and Engineering Expense

Our total development and engineering expense was $15.4 million for the six months ended June 30, 2013 as compared to $17.7 million for the six months ended June 30, 2012, a decrease of $2.3 million, or 13.1%. The decrease in our development and engineering expense is primarily due to labor utilization and other efficiencies.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $82.1 million for the six months ended June 30, 2013 as compared to $75.2 million for the six months ended June 30, 2012, an increase of $6.9 million, or 9.2%. The increase in our sales, marketing, general and administrative expense was primarily due to increased equity compensation expense, the inclusion of the acquired TC3 and Goold businesses, the disposal of a legacy product and increased strategic growth initiative costs for the six months ended June 30, 2013, partially offset by a reduction in fees associated with the April 2012 and April 2013 amendments of the Senior Credit Facilities, other professional fees and software maintenance costs.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $90.8 million for the six months ended June 30, 2013 as compared to $91.8 million for the six months ended June 30, 2012, a decrease of $1.0 million, or 1.1%. This decrease was primarily due to the full amortization of our backlog intangible assets that were initially recorded in connection with the 2011 Transactions, partially offset by amortization expense attributable to intangible assets recorded as a result of the TC3 acquisition and depreciation expense associated with property and equipment placed in service subsequent to June 30, 2012.

Accretion Expense

Our accretion expense was $11.6 million for the six months ended June 30, 2013 as compared to $12.3 million for the six months ended June 30, 2012. The amount recognized as accretion expense can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in leverage, operations or other factors.

Interest Expense

Our interest expense was $79.4 million for the six months ended June 30, 2013 as compared to $88.6 million for the six months ended June 30, 2012, a decrease of $9.3 million, or 10.4%. Interest expense for the six months ended June 30, 2013 includes the effect of lower interest rates on the Senior Credit Facilities as a result of the April 2012 and April 2013 repricing transactions, offset partially by additional borrowings in connection with the TC3 acquisition.

Income Taxes

Our income tax benefit was $26.5 million for the six months ended June 30, 2013 as compared to an income tax benefit of $27.3 million for the six months ended June 30, 2012. Our effective tax rate was 38.9% for the six months ended June 30, 2013 as compared to 34.0% for the six months ended June 30, 2012. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to a change in methodology of estimating state income taxes from a separate return basis to, where permitted by the state taxing authorities, a consolidated state return basis.

Segment Revenues and Adjusted EBITDA

Payer Services

Our payer services revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30, 2013	June 30, 2012	$ Change
Revenue:
Claims management	$135,150	$114,961	$20,189
Payment distribution services	130,884	127,795	3,089
Intersegment revenue	2,114	1,905	209

	$268,148	$244,661	$23,487

Adjusted EBITDA	$105,645	$99,922	$5,723

Claims management revenue for the six months ended June 30, 2013 increased by $20.2 million, or 17.6%, as compared to the prior year period. Claims management revenue for the six months ended June 30, 2013 included $19.4 million related to the TC3 acquisition as compared to $6.0 in the prior year period. Excluding this revenue, claims management revenue for the six months ended June 30, 2013 increased by $6.8 million, or 6.2%, as compared to the prior year period. This increase was primarily due to new sales and implementations, partially offset by the impact of market pricing pressures on our transaction rates.

Payment distribution services revenues for the six months ended June 30, 2013 increased by $3.1 million, or 2.4%, as compared to the prior year period. This increase was primarily driven by new sales and implementations and the impact of the United States postage rate increase effective in January 2013, partially offset by customer attrition.

Payer services adjusted EBITDA for the six months ended June 30, 2013 increased by $5.7 million, or 5.7%, as compared to the prior year period. As a percentage of revenue, payer services adjusted EBITDA was 39.4% for the six months ended June 30, 2013 as compared to 40.8% for the six months ended June 30, 2012. The increase in payer services adjusted EBITDA was primarily due to the impact of the revenue items described above, including the TC3 acquisition, partially offset by increased strategic growth initiative costs. The decrease as a percentage of revenue was primarily due to changes in revenue mix, the impact of the United States postage rate increase effective in January 2013 and increased strategic growth initiative costs.

Provider Revenue Cycle Solutions

Our provider revenue cycle solutions segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30, 2013	June 30, 2012	$ Change
Revenue:
Revenue cycle technology	$59,277	$53,399	$5,878
Revenue cycle services	61,101	57,369	3,732
Intersegment revenue	661	438	223

	$121,039	$111,206	$9,833

Adjusted EBITDA	$47,838	$45,328	$2,510

Revenue cycle technology revenue for the six months ended June 30, 2013 increased by $5.9 million, or 11.0%, as compared to the prior year period primarily due to new sales and implementations, partially offset by customer attrition.

Revenue cycle services revenue for the six months ended June 30, 2013 increased by $3.7 million, or 6.5%, as compared to the prior year period primarily due to new sales and implementations, partially offset by the effects of changing reimbursement patterns and rates of federal and state payers related to our government program eligibility and enrollment services.

Provider revenue cycle solutions adjusted EBITDA for the six months ended June 30, 2013 increased by $2.5 million, or 5.5%, as compared to the prior year period. As a percentage of revenue, provider revenue cycle solutions adjusted EBITDA was 39.5% for the six months ended June 30, 2013 as compared to 40.8% for the six months ended June 30, 2012. The increase in provider revenue cycle solutions adjusted EBITDA was primarily due to the impact of the revenue items described above, partially offset by increased labor costs in our government program eligibility and enrollment services in advance of related revenues, the effects of changing reimbursement patterns and rates of federal and state payers related to our government program eligibility and enrollment services and increased strategic growth initiative costs. The decrease as a percentage of revenue was primarily due to the increased labor costs and changing reimbursement patterns and rates in our government program eligibility and enrollment services and increased strategic growth initiative costs discussed above.

Ambulatory Provider Services

Our ambulatory provider services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30, 2013	June 30, 2012	$ Change
Revenue:
Patient billing and payment services	$127,146	$127,374	$(228)
Physician services	37,252	36,899	353
Dental	16,411	16,200	211

	$180,809	$180,473	$336

Adjusted EBITDA	$47,654	$49,590	$(1,936)

Patient billing and payment services revenue for the six months ended June 30, 2013 decreased by $0.2 million, or 0.2%, as compared to the prior year period primarily due to customer attrition, partially offset by new sales and implementations and the impact of the United States postage rate increase effective in January 2013.

Physician services revenue for the six months ended June 30, 2013 increased by $0.4 million, or 1.0%, as compared to the prior year period primarily due to new sales and implementations, partially offset by customer attrition.

Dental revenues for the six months ended June 30, 2013 were generally consistent with those reflected in the prior year period.

Ambulatory provider services adjusted EBITDA for the six months ended June 30, 2013 decreased by $1.9 million, or 3.9%, as compared to the prior year period. As a percentage of revenue, ambulatory provider services adjusted EBITDA was 26.4% for the six months ended June 30, 2013 as compared to 27.5% for the six months ended June 30, 2012. The decrease in ambulatory provider services adjusted EBITDA and as a percentage of revenue was primarily due to increased strategic growth initiative costs.

Pharmacy Services

Our pharmacy services revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30, 2013	June 30, 2012	$ Change
Revenue:
Pharmacy services	$49,966	$46,506	$3,460
Intersegment revenue	179	180	(1)

	$50,145	$46,686	$3,459

Adjusted EBITDA	$23,716	$23,446	$270

Pharmacy services revenue for the six months ended June 30, 2013 increased by $3.5 million, or 7.4%, as compared to the prior year period. Pharmacy services revenue for the six months ended June 30, 2013 included $1.3 million related to the Goold acquisition. Excluding this revenue, pharmacy services revenue for the six months ended June 30, 2013 increased by $2.1 million, or 4.6%, as compared to the prior year period. This increase was primarily due to new sales and implementations.

Pharmacy services adjusted EBITDA for the six months ended June 30, 2013 increased by $0.3 million, or 1.2%, as compared to the prior year period. The increase in pharmacy services adjusted EBITDA is primarily due to the impact of the revenue items described above. As a percentage of revenue, pharmacy services adjusted EBITDA was 47.3% for the three months ended June 30, 2013 as compared to 50.2% for the three months ended June 30, 2013. The decrease as a percentage of revenue was primarily due to increased strategic growth initiative and channel partner costs, partially offset by the impact of the revenue items discussed above.

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

We anticipate cash generated by operations, the funds available under our Senior Credit Facilities, including our Revolving Facility, and existing cash and equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Senior Credit Facilities in amounts sufficient to enable us to repay our indebtedness, or to fund other liquidity needs.

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

Cash Flows

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2013 was $84.2 million as compared to $54.4 million for six months ended June 30, 2012. The $29.8 million increase is primarily due to business growth, the timing of and reduced interest payments under our Senior Credit Facilities and the timing of collections and disbursements.

Cash provided by operating activities can be significantly impacted by our non-cash working capital assets and liabilities, which may vary based on the timing of cash receipts that fluctuate by day of week and/or month and also may be impacted by cash management decisions.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2013 was $51.5 million as compared to $86.4 million for the six months ended June 30, 2012. Cash used in investing activities for each of the six months ended June 30, 2013 and 2012 consisted of capital expenditures for property and equipment and cash consideration paid for acquisitions.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2013 was $11.5 million as compared to cash provided by financing activities of $46.5 million for the six months ended June 30, 2012. Cash used in financing activities for the six months ended June 30, 2013 primarily consisted of principal payments under our Senior Credit Facilities and deferred financing arrangements. Cash provided by financing activities for the six months ended June 30, 2012 primarily consisted of net proceeds of additional term loans received in connection with the April 2012 amendment of our Senior Credit Agreement, partially offset by principal payments under our Senior Credit Facilities.

Long-term Debt

In November 2011, we entered into the Senior Credit Agreement which was comprised of the Term Loan Facility, the Revolving Facility, $375.0 million of 11% senior notes due 2019 (the “2019 Notes”) and $375.0 million of 11.25% senior notes due 2020 (the “2020 Notes”; together with the 2019 Notes, the “Senior Notes”).

Long-term debt as of June 30, 2013 and December 31, 2012, consisted of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $17,335 and $32,426 at June 30, 2013 and December 31, 2012, respectively (effective interest rate of 4.21%)	$1,267,376	$1,258,758
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $8,097 and $8,506 at June 30, 2013 and December 31, 2012, respectively (effective interest rate of 11.53%)	366,903	366,494
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $9,989 and $10,393 at June 30, 2013 and December 31, 2012, respectively (effective interest rate of 11.86%)	365,011	364,607
Obligation under data sublicense agreement	26,863	26,863
Other	13,685	287
Less current portion	(22,094)	(17,595)

Long-term debt	$2,017,744	$1,999,414

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

In April 2012, we amended the Senior Credit Agreement to reprice the Senior Credit Facilities and borrow $80.0 million of additional term loans for general corporate purposes, including acquisitions. Following this amendment, the LIBOR-based interest rate on the Term Loan Facility was LIBOR plus 3.75%, compared to the previous interest rate of LIBOR plus 5.50%. The new LIBOR-based interest rate on the Revolving Facility was LIBOR plus 3.50% (with a potential step-down to LIBOR plus 3.25% based on our first lien net leverage ratio), compared to the previous interest rate of LIBOR plus 5.25% (with a potential step-down to LIBOR plus 5.00% based on our first lien net leverage ratio).

In April 2013, the Company again amended the Senior Credit Agreement to further reprice, and also to modify certain financial covenants under, the Senior Credit Facilities. Following this amendment, the interest rate on the Term Loan Facility is LIBOR plus 2.50%, compared to the previous interest rate of LIBOR plus 3.75%. The new interest rate on the Revolving Facility is LIBOR plus 2.50%, compared to the previous interest rate of LIBOR plus 3.50% (or 3.25% based on a specified first lien net leverage ratio). The Term Loan Facility remains subject to a LIBOR floor of 1.25%, and there continues to be no LIBOR floor on the Revolving Facility. In connection with the April 2013 repricing, the Senior Credit Agreement also was amended to, among other things, eliminate the financial covenant in the Senior Credit Facilities related to the consolidated cash interest coverage ratio and modify the financial covenant related to the net leverage test by maintaining the required first lien net leverage ratio at its current level of 5.35 to 1.00 for the remaining term of the Senior Credit Facilities.

These amendments to the Senior Credit Agreement resulted in a loss on extinguishment of debt of $23.2 million and $21.9 million and other expenses related to fees paid to third parties of $1.2 million and $3.6 million, for the three and six months ended June 30, 2013 and 2012, respectively, which have been reflected within sales, marketing, general and administrative expense in the accompanying consolidated statements of operations.

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

During the three months June 30, 2013, the Senior Credit Agreement required us to comply with a maximum first lien net leverage ratio financial maintenance covenant, to be tested on the last day of each fiscal quarter. A breach of the first lien net leverage ratio covenant is subject to certain equity cure rights. In addition, the Senior Credit Facilities contain a number of negative covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of our subsidiaries to:

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

As of June 30, 2013, we had outstanding borrowings of $1,284.7 million under the Senior Credit Agreement. As of June 30, 2013, the LIBOR-based interest rate on the Term Loan Facility was LIBOR plus 2.50% and the LIBOR-based interest rate on the Revolving Facility was LIBOR plus 2.50%. The Term Loan Facility is subject to a LIBOR floor of 1.25% and there is no LIBOR floor on the Revolving Facility.

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

In January 2012, we executed three interest rate swap agreements with an aggregate notional amount of $640 million to reduce the variability of interest payments associated with the Term Loan Facility. For the quarter ended June 30, 2013, our interest rate swap agreements were designated as a cash flow hedge so that changes in the fair market value of the interest rate swap agreements were included within other comprehensive income.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. However, due to a floor on the floating rate index of 1.25% under the Term Loan Facility, as of June 30, 2013, our interest rates must increase by more than 97 basis points before our interest expense or cash flows are affected. Based on our outstanding debt as of June 30, 2013, and assuming that our mix of debt instruments, interest rate swaps and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pretax impact on our earnings and cash flows of approximately $0.2 million.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EMDEON INC.

Date: August 12, 2013	By:	/s/ George I. Lazenby
George I. Lazenby, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 12, 2013	By:	/s/ Bob A. Newport
Bob A. Newport, Jr., Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

10.1	Amendment No. 2 to the Credit Agreement, dated as of April 25, 2013, among Emdeon Inc., the other borrowers party thereto, Bank of America, N.A., as administrative agent, swingline lender, letter of credit issuer and collateral agent thereunder, and the lenders, guarantors and agents party thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 25, 2013, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document