Form 10-Q
period 2013-09-30
Emdeon Inc.
filed 2013-11-08
CIK 1444598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

Commission file number 333-182786

EMDEON INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5799664
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3055 Lebanon Pike, Suite 1000 Nashville, TN	37214
(Address of Principal Executive Offices)	(Zip Code)

(615) 932-3000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 8, 2013
Common Stock, $0.01 par value	100

*	The registrant is a voluntary filer of certain reports required to be filed by companies under Section 13 or 15(d) of the Securities and Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

Emdeon Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Emdeon Inc.

Condensed Consolidated Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:

Cash and cash equivalents	$61,563	$31,763
Accounts receivable, net of allowance for doubtful accounts of $4,624 and $3,585 at September 30, 2013 and December 31, 2012, respectively	209,039	190,021
Deferred income tax assets	5,578	4,184
Prepaid expenses and other current assets	29,339	28,160

Total current assets	305,519	254,128
Property and equipment, net	279,195	264,852
Goodwill	1,502,361	1,488,134
Intangible assets, net	1,658,049	1,730,089
Other assets, net	19,538	29,694

Total assets	$3,764,662	$3,766,897

LIABILITIES AND EQUITY
Current liabilities:

Accounts payable	$8,495	$6,223
Accrued expenses	118,414	101,805
Deferred revenues	10,222	9,342
Current portion of long-term debt	22,031	17,595

Total current liabilities	159,162	134,965
Long-term debt, excluding current portion	2,015,743	1,999,414
Deferred income tax liabilities	447,217	466,921
Tax receivable agreement obligations to related parties	143,697	125,003
Other long-term liabilities	16,847	8,443
Commitments and contingencies
Equity:
Common stock (par value, $.01), 100 shares authorized and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	1,136,355	1,130,968
Accumulated other comprehensive income (loss)	(1,343)	(3,789)
Accumulated deficit	(153,016)	(95,028)

Total equity	981,996	1,032,151

Total liabilities and equity	$3,764,662	$3,766,897

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Operations

(unaudited and amounts in thousands)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Revenue	$323,906	$297,075	$941,093	$877,577
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	197,378	181,818	580,501	534,463
Development and engineering	7,896	8,644	23,263	26,320
Sales, marketing, general and administrative	44,524	37,634	126,580	113,395
Depreciation and amortization	47,181	48,572	137,943	140,354
Accretion	7,112	2,758	18,712	15,104

Operating income	19,815	17,649	54,094	47,941
Interest expense, net	37,000	41,898	116,390	130,539
Loss on extinguishment of debt	—	—	23,160	21,853
Other	(1,046)	—	(1,046)	—

Income (loss) before income tax provision (benefit)	(16,139)	(24,249)	(84,410)	(104,451)
Income tax provision (benefit)	126	(9,093)	(26,422)	(36,364)

Net income (loss)	$(16,265)	$(15,156)	$(57,988)	$(68,087)

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Net income (loss)	$(16,265)	$(15,156)	$(57,988)	$(68,087)

Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(1,064)	(1,487)	2,511	(3,821)
Foreign currency translation adjustment	35	(126)	(65)	107

Other comprehensive income (loss)	(1,029)	(1,613)	2,446	(3,714)

Total comprehensive income (loss)	$(17,294)	$(16,769)	$(55,542)	$(71,801)

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Equity

(unaudited and amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

Balance at January 1, 2012	100	$—	$1,120,676	$(16,693)	$(194)	$1,103,789
Equity compensation expense	—	—	3,969	—	—	3,969
Issuance of shares in connection with equity compensation plans, net of taxes	—	—	317	—	—	317
Repurchase of Parent common stock	—	—	(317)	—	—	(317)
Reclassification of liability awards to equity awards	—	—	3,675	—	—	3,675
Net loss	—	—	—	(68,087)	—	(68,087)
Foreign currency translation adjustment	—	—	—	—	107	107
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(3,821)	(3,821)

Balance at September 30, 2012	100	$—	$1,128,320	$(84,780)	$(3,908)	$1,039,632

Balance at January 1, 2013	100	$—	$1,130,968	$(95,028)	$(3,789)	$1,032,151
Equity compensation expense	—	—	5,637	—	—	5,637
Repurchase of Parent common stock	—	—	(250)	—	—	(250)
Net loss	—	—	—	(57,988)	—	(57,988)
Foreign currency translation adjustment	—	—	—	—	(65)	(65)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	2,511	2,511

Balance at September 30, 2013	100	$—	$1,136,355	$(153,016)	$(1,343)	$981,996

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited and amounts in thousands)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Operating activities
Net income (loss)	$(57,988)	$(68,087)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	137,943	140,354
Accretion	18,712	15,104
Equity compensation	5,637	3,969
Deferred income tax expense (benefit)	(27,884)	(37,369)
Amortization of debt discount and issuance costs	6,585	7,613
Change in contingent consideration	1,879	—
Gain on sale of cost method investment	(2,925)	—
Loss on extinguishment of debt	22,828	18,293
Other	1,068	1,927
Changes in operating assets and liabilities:
Accounts receivable	(15,582)	(5,547)
Prepaid expenses and other	(1,804)	(3,686)
Accounts payable	685	5,153
Accrued expenses, deferred revenue and other liabilities	20,985	(8,444)
Tax receivable agreement obligations to related parties	(103)	(114)

Net cash provided by (used in) operating activities	110,036	69,166

Investing activities
Purchases of property and equipment	(52,806)	(40,949)
Payments for acquisitions, net of cash acquired	(18,291)	(59,011)
Proceeds from sale of cost method investment	5,820	—

Net cash provided by (used in) investing activities	(65,277)	(99,960)

Financing activities
Proceeds from Term Loan Facility	—	70,351
Debt principal payments	(9,692)	(9,565)
Payments on Revolving Facility	—	(15,000)
Payment of loan costs	(2,178)	(2,060)
Repayment of deferred financing arrangements	(2,103)	—
Repurchase of Parent common stock	(250)	(317)
Other	(736)	(203)

Net cash provided by (used in) financing activities	(14,959)	43,206

Net increase (decrease) in cash and cash equivalents	29,800	12,412
Cash and cash equivalents at beginning of period	31,763	37,925

Cash and cash equivalents at end of period	$61,563	$50,337

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

	Goold	TC3
Total Consideration Fair Value at Acquisition Date:
Cash paid at closing	$19,391	$61,351
Contingent consideration	5,495	—
Other	(5)	383

	$24,881	$61,734

Allocation of the Consideration Transferred:
Cash	$1,100	$2,340
Accounts receivable	3,435	2,662
Deferred income tax assets	—	348
Prepaid expenses and other current assets	647	155
Property and equipment	7,655	10,414
Identifiable intangible assets:
Tradename	—	530
Noncompetition agreements	490	1,300
Customer relationships	5,170	18,810
Backlog	440	—
Goodwill	14,227	38,634
Accounts payable	(541)	—
Accrued expenses	(2,156)	(4,783)
Deferred revenues	(101)	—
Current maturities of long-term debt	(218)	—
Deferred income tax liabilities	(5,267)	(8,592)
Other long-term liabilities	—	(84)

Total consideration transferred	$24,881	$61,734

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Goold	TC3
Acquisition costs in sales, marketing, general and administrative expense:
For the three months ended September 30, 2013	$18	$—
For the three months ended September 30, 2012	$—	$—
For the nine months ended September 30, 2013	$280	$—
For the nine months ended September 30, 2012	$—	$513

Other Information:
Gross contractual accounts receivable	$3,435	$2,943
Amount not expected to be collected	$—	$281
Goodwill expected to be deductible for tax purposes	$—	$—

Contingent Consideration Information:
Contingent consideration range	$0-15,000	N/A
Measurement period	July 1, 2013 to September 30, 2014	N/A
Type of measurement	Level 3	N/A
Key assumptions at the acquisition date:
Probability of winning new contracts	10%-50%	N/A
Probability of retaining contracts that expire during the measurement period	90%	N/A
Range of baseline revenue retention for existing customers	75%-125%	N/A
Expected payment date	12/15/2014	N/A
Discount rate	15.4%	N/A

Increase (decrease) to net income:
For the three months ended September 30, 2013	$1,879	$—
For the nine months ended September 30, 2013	$1,879	$—

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

5. Goodwill and Intangible Assets

Goodwill activity during the nine months ended September 30, 2013 was as follows:

	Payer	Ambulatory Provider	Provider Revenue Cycle Solutions	Pharmacy	Total
Balance at December 31, 2012	$712,585	$289,812	$315,054	$170,683	$1,488,134
Acquisitions	—	—	—	14,227	14,227

Balance at September 30, 2013	$712,585	$289,812	$315,054	$184,910	$1,502,361

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Intangible assets subject to amortization as of September 30, 2013 consisted of the following:

	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	17.6	$1,646,980	$(159,879)	$1,487,101
Trade names	17.7	156,530	(15,200)	141,330
Non-compete agreements	2.9	13,290	(5,047)	8,243
Data sublicense agreement	4.0	31,000	(10,038)	20,962
Backlog	3.8	440	(27)	413

Total		$1,848,240	$(190,191)	$1,658,049

Amortization expense was $78,140 and $84,753 for the nine months ended September 30, 2013 and 2012, respectively.

Aggregate future amortization expense for intangible assets is estimated to be:

2013 (remainder)	$25,140
2014	100,560
2015	100,154
2016	99,567
2017	96,300
Thereafter	1,236,328

$1,658,049

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

Long-term debt as of September 30, 2013 and December 31, 2012, consisted of the following:

	September 30,	December 31,
	2013	2012
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $16,583 and $32,426 at September 30, 2013 and December 31, 2012, respectively (effective interest rate of 4.21%)	$1,264,908	$1,258,758
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $7,883 and $8,506 at September 30, 2013 and December 31, 2012, respectively (effective interest rate of 11.53%)	367,117	366,494
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $9,778 and $10,393 at September 30, 2013 and December 31, 2012, respectively (effective interest rate of 11.86%)	365,222	364,607
Obligation under data sublicense agreement	26,863	26,863
Other	13,664	287
Less current portion	(22,031)	(17,595)

Long-term debt	$2,015,743	$1,999,414

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

These amendments to the Senior Credit Agreement resulted in a loss on extinguishment of debt of $23,160 and $21,853 and other expenses related to fees paid to third parties of $1,151 and $3,558, for the nine months ended September 30, 2013 and 2012, respectively, which have been reflected within sales, marketing, general and administrative expense in the accompanying consolidated statements of operations.

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The Senior Credit Agreement requires the Company to comply with a maximum first lien net leverage ratio financial maintenance covenant, to be tested on the last day of each fiscal quarter. A breach of the first lien net leverage ratio covenant is subject to certain equity cure rights. In addition, the Senior Credit Facilities contain a number of negative covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of its subsidiaries to:

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

Obligation Under Data Sublicense Agreement

In October 2009 and April 2010, the Company acquired certain additional rights to specified uses of its data from the former owner of the Company’s business, in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to the former owner of the Company’s business. In connection with these data rights acquisitions, the Company recorded amortizable intangible assets and corresponding obligations at inception based on the present value of the scheduled annual payments through 2018, which totaled $65,000 in the aggregate (approximately $38,000 remained payable at September 30, 2013). In connection with the Merger, the Company was required to adjust this obligation to its fair value.

Other

During the nine months ended September 30, 2013, the Company entered into deferred financing arrangements with certain vendors. The obligations were recorded at the present value of the scheduled payments. Such future payments totaled $14,204 at September 30, 2013.

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three and nine months ended September 30, 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt pursuant to the Term Loan Facility. As of September 30, 2013, the Company had three outstanding interest rate derivatives with a combined notional amount of $640,000 that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,575 will be reclassified as an increase to interest expense.

The following table summarizes the fair value of the Company’s derivative instruments at September 30, 2013 and December 31, 2012:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$785	$—
Interest rate swaps	Accrued expenses	(2,575)	(2,563)
Interest rate swaps	Other long-term liabilities	—	(3,258)

		$(1,790)	$(5,821)

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The effect of the derivative instruments on the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, respectively, is summarized in the following table:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Derivatives in Cash Flow Hedging Relationships
Gain (loss) related to effective portion of derivative recognized in other comprehensive loss	$(2,305)	$3,012	$2,096	$7,795

Loss related to effective portion of derivative reclassified from accumulated other comprehensive loss to interest expense	$(652)	$(652)	$(1,935)	$(1,722)

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

As of September 30, 2013, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2,548. If the Company had breached any of these provisions at September 30, 2013, the Company could have been required to settle its obligations under the agreements at this termination value. The Company does not offset any derivative instruments and the derivative instruments are not subject to collateral posting requirements.

8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the Company’s derivative financial instruments and contingent consideration associated with business combinations. The table below summarizes these items as of September 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

Description	Balance at September 30, 2013	Quoted in Markets Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(1,790)	$—	$(1,790)	$—
Contingent consideration obligations	(7,438)	—	—	(7,438)

Total	$(9,228)	$—	$(1,790)	$(7,438)

The valuation of the Company’s derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair value of the interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates derived from observable market interest rate curves. Effective January 2013, the Company revised its valuation methodology for derivatives to discount the future expected cash flows using the overnight index swap rate. This change in methodology had no material effect on the Company’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2013.

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs to evaluate the likelihood of default by itself and by its counterparties. As of September 30, 2013, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The valuation of the Company’s contingent consideration obligations is estimated as the present value of total expected contingent consideration payments which are determined using a Monte Carlo simulation. This analysis reflects the contractual terms of the purchase agreement and utilizes assumptions with regard to future sales, probabilities of achieving such future sales, the timing of expected payments and a discount rate. Significant increases with respect to assumptions as to future sales and probabilities of achieving such future sales would result in a higher fair value measurement while an increase in the discount rate would result in a lower fair value measurement.

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Balance at beginning of period	$(5,887)	$(402)	$(296)	$(501)
Adjustment of provisional amounts	223	—	—	—
Issuance of contingent consideration	—	—	(5,495)	—
Settlement of contingent consideration	105	58	232	157
Total changes included in other income	(1,879)	—	(1,879)	—

Balance at end of period	$(7,438)	$(344)	$(7,438)	$(344)

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the estimated fair value of financial instruments held by the Company as of September 30, 2013 were:

	Carrying Amount	Fair Value
Cash and cash equivalents	$61,563	$61,563
Accounts receivable	$209,039	$209,039
Senior Credit Facilities (Level 1)	$1,264,908	$1,279,889
Senior Notes (Level 2)	$732,339	$861,098

The carrying amounts of cash equivalents and accounts receivable approximate fair value because of their short-term maturities. The fair value of long-term debt is based upon market quotes and trades by investors in partial interests of these instruments.

During the three months ended September 30, 2013, the Company sold its equity interest in a cost method investment which resulted in a gain of $2,925 as reflected in “other” in the accompanying condensed consolidated statements of operations.

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

10. Income Taxes

Income taxes for the nine months ended September 30, 2013 and September 30, 2012 amounted to an income tax benefit of $26,422 and $36,364, respectively. The Company’s effective tax rate was 31.3% for the nine months ended September 30, 2013 compared to 34.8% during the same period in 2012. The Company’s effective tax rate is generally affected by deferred tax expense resulting from differences between the book and income tax basis of its investment in EBS Master LLC (“EBS Master”), changes in the Company’s valuation allowances, changes in apportionment and other factors. In addition, during the nine months ended September 30, 2013, we changed our methodology of estimating state income taxes from a separate state return basis to, where permitted by the state taxing authorities, a consolidated state return basis.

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

In November 2011, H&F and certain current and former members of management exchanged all of their remaining EBS Master Units (“EBS Units”) for cash and a combination of cash and shares of Parent, respectively, and the former majority owner of the Company assigned its rights under the tax receivable agreements to affiliates of Blackstone (Blackstone, together with H&F and certain current and former members of management are sometimes referred to collectively as the “TRA Members”). Additionally, effective December 31, 2011, the Company simplified its corporate structure. The tax attributes of the exchange of EBS Units and corporate restructuring are expected to provide the Company with additional cash savings, 85% of which are payable to the TRA Members. Collectively, the Company expects the tax attributes of the above referenced events to result in cumulative payments under the tax receivable agreements of approximately $361,425. $144,751 of this amount, which reflected the initial fair value of the tax receivable agreement obligations plus recognized accretion, was reflected as an obligation on the accompanying unaudited condensed consolidated balance sheet at September 30, 2013. The accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2013 and 2012 includes accretion expense of $18,712 and $15,104, respectively, related to this obligation.

During the nine months ended September 30, 2013, the Company changed its estimate of the timing and amount of future cash flows attributable to the tax receivable agreements as a result of a change in the Company’s effective tax rate, the impact of the April 2013 repricing to the Senior Credit Agreement, the Goold acquisition and routine updates to financial projections. These revised estimates resulted in an increase to pretax net loss of $6,105 for the nine months ended September 30, 2013.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

12. Segment Reporting

Effective January 1, 2013, the Company completed an internal reorganization of its reporting structure which resulted in a change in the composition of its operating segments. Additionally, the Company periodically makes other changes to the composition of its operating segments. Prior period segment information is restated to reflect the organizational structure and any other changes made.

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

Provider Revenue Cycle Solutions Segment

The provider revenue cycle solutions segment provides revenue cycle management solutions, government program eligibility and enrollment services and revenue optimization solutions primarily to hospitals and large physician practices that simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow.

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The revenue and adjusted EBITDA for the operating segments are as follows:

	Three Months Ended September 30, 2013
	Payer	Ambulatory Provider	Provider Revenue Cycle Solutions	Pharmacy	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$77,092	$—	$—	$—	$—	$77,092
Payment distribution services	64,245	—	—	—	—	64,245
Patient billing and payment services	—	63,264	—	—	—	63,264
Physician services	—	19,467	—	—	—	19,467
Dental	—	8,080	—	—	—	8,080
Revenue cycle technology	—	—	30,222	—	—	30,222
Revenue cycle services	—	—	31,172	—	—	31,172
Pharmacy	—	—	—	30,364	—	30,364
Inter-segment revenue	1,272	—	353	77	(1,702)	—

Net revenue	$142,609	$90,811	$61,747	$30,441	$(1,702)	$323,906

Income (loss) before income taxes						$(16,139)
Interest expense						37,000
Depreciation and amortization						47,181

EBITDA						68,042
Equity compensation						2,089
Acquisition accounting adjustments						251
Acquisition-related costs						1,198
Transaction-related costs and advisory fees						1,500
Strategic initiatives, duplicative and transition costs						1,888
Severance and retention costs						3,507
Accretion expense						7,112
(Gain) loss on disposal of assets						(2,900)
Contingent consideration						1,879
Other						682

EBITDA Adjustments						17,206

Adjusted EBITDA	$59,145	$23,443	$25,282	$13,179	$(35,801)	$85,248

Capital Expenditures	$2,993	$2,473	$2,828	$649	$10,617	$19,560

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Three Months Ended September 30, 2012
	Payer	Ambulatory Provider	Provider Revenue Cycle Solutions	Pharmacy	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$64,557	$—	$—	$—	$—	$64,557
Payment distribution services	63,330	—	—	—	—	63,330
Patient billing and payment services	—	63,817	—	—	—	63,817
Physician services	—	18,279	—	—	—	18,279
Dental	—	7,828	—	—	—	7,828
Revenue cycle technology	—	—	27,096	—	—	27,096
Revenue cycle services	—	—	28,665	—	—	28,665
Pharmacy	—	—	—	23,503	—	23,503
Inter-segment revenue	1,211	—	205	90	(1,506)	—

Net revenue	$129,098	$89,924	$55,966	$23,593	$(1,506)	$297,075

Income (loss) before income taxes						$(24,249)
Interest expense						41,898
Depreciation and amortization						48,572

EBITDA						66,221
Equity compensation						3,969
Acquisition accounting adjustments						937
Acquisition-related costs						609
Transaction-related costs and advisory fees						2,237
Strategic initiatives, duplicative and transition costs						2,059
Severance and retention costs						163
Accretion expense						2,758
Other						227

EBITDA Adjustments						12,959

Adjusted EBITDA	$49,973	$24,471	$26,399	$11,823	$(33,486)	$79,180

Capital Expenditures	$2,953	$1,081	$2,299	$1,715	$5,471	$13,519

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2013
	Payer	Ambulatory Provider	Provider Revenue Cycle Solutions	Pharmacy	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$212,242	$—	$—	$—	$—	$212,242
Payment distribution services	195,129	—	—	—	—	195,129
Patient billing and payment services	—	190,410	—	—	—	190,410
Physician services	—	56,719	—	—	—	56,719
Dental	—	24,491	—	—	—	24,491
Revenue cycle technology	—	—	89,499	—	—	89,499
Revenue cycle services	—	—	92,273	—	—	92,273
Pharmacy	—	—	—	80,330	—	80,330
Inter-segment revenue	3,385	—	1,014	256	(4,655)	—

Net revenue	$410,756	$271,620	$182,786	$80,586	$(4,655)	$941,093

Income (loss) before income taxes						$(84,410)
Interest expense						116,390
Depreciation and amortization						137,943

EBITDA						169,923
Equity compensation						5,637
Acquisition accounting adjustments						741
Acquisition-related costs						2,457
Transaction-related costs and advisory fees						4,825
Strategic initiatives, duplicative and transition costs						4,355
Severance and retention costs						5,136
Loss on extinguishment of debt and other related costs						24,311
Accretion expense						18,712
(Gain) loss on disposal of assets						(997)
Contingent consideration						1,879
Other						1,460

EBITDA Adjustments						68,516

Adjusted EBITDA	$164,790	$71,097	$74,703	$37,166	$(109,317)	$238,439

Capital Expenditures	$9,825	$6,097	$8,611	$2,826	$25,447	$52,806

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2012
	Payer	Ambulatory Provider	Provider Revenue Cycle Solutions	Pharmacy	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$179,519	$—	$—	$—	$—	$179,519
Payment distribution services	191,125	—	—	—	—	191,125
Patient billing and payment services	—	191,191	—	—	—	191,191
Physician services	—	55,178	—	—	—	55,178
Dental	—	24,028	—	—	—	24,028
Revenue cycle technology	—	—	80,495	—	—	80,495
Revenue cycle services	—	—	86,034	—	—	86,034
Pharmacy	—	—	—	70,007	—	70,007
Inter-segment revenue	3,117	—	643	270	(4,030)	—

Net revenue	$373,761	$270,397	$167,172	$70,277	$(4,030)	$877,577

Income (loss) before income taxes						$(104,451)
Interest expense						130,539
Depreciation and amortization						140,354

EBITDA						166,442
Equity compensation						3,969
Acquisition accounting adjustments						4,369
Acquisition-related costs						4,264
Transaction-related costs and advisory fees						6,899
Strategic initiatives, duplicative and transition costs						8,302
Severance and retention costs						1,080
Loss on extinguishment of debt and other related costs						25,411
Accretion expense						15,104
Disposal of assets						52
Other						1,828

EBITDA Adjustments						71,278

Adjusted EBITDA	$149,895	$74,061	$78,277	$35,406	$(99,919)	$237,720

Capital Expenditures	$7,922	$3,926	$6,201	$3,129	$19,771	$40,949

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

13. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of taxes, as of and for the nine months ended September 30, 2013.

	Foreign Currency Translation Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$(127)	$(3,662)	$(3,789)
Change associated with foreign currency translation	(65)	—	(65)
Change associated with current period hedging	—	576	576
Reclassification into earnings	—	1,935	1,935

Balance at September 30, 2013	$(192)	$(1,151)	$(1,343)

14. Supplemental Condensed Consolidating Financial Information

In lieu of providing separate annual and interim financial statements for each guarantor of the Senior Notes, Regulation S-X provides companies, if certain criteria are satisfied, with the option to instead provide condensed consolidating financial information for its issuers, guarantors and non-guarantors. In the case of the Company, the applicable criteria include the following: (i) the Senior Notes are fully and unconditionally guaranteed on a joint and several basis, (ii) each of the guarantors of the Senior Notes is a direct or indirect wholly-owned subsidiary of the Company and (iii) any non-guarantors are considered minor as that term is defined in Regulation S-X. Because each of these criteria has been satisfied by the Company, condensed consolidating balance sheets as of September 30, 2013 and December 31, 2012, condensed consolidating statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012, respectively, and condensed consolidating cash flows for the nine months ended September 30, 2013 and 2012, respectively, for the Company, segregating the issuer, the subsidiary guarantors and consolidating adjustments, are reflected below. Prior period amounts have been reclassified to conform to the current year presentation.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Balance Sheet

	As of September 30, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$722	$60,841	$—	$61,563
Accounts receivable, net of allowance for doubtful accounts	—	209,039	—	209,039
Deferred income tax assets	—	5,578	—	5,578
Prepaid expenses and other current assets	2,948	26,391	—	29,339

Total current assets	3,670	301,849	—	305,519
Property and equipment, net	—	279,195	—	279,195
Due from affiliates	—	64,856	(64,856)	—
Investment in consolidated subsidiaries	1,795,024	—	(1,795,024)	—
Goodwill	—	1,502,361	—	1,502,361
Intangible assets, net	144,750	1,513,299	—	1,658,049
Other assets, net	50,853	14,750	(46,065)	19,538

Total assets	$1,994,297	$3,676,310	$(1,905,945)	$3,764,662

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$8,495	$—	$8,495
Accrued expenses	18,769	99,645	—	118,414
Deferred revenues	—	10,222	—	10,222
Current portion of long-term debt	4,597	17,434	—	22,031

Total current liabilities	23,366	135,796	—	159,162
Due to affiliates	64,856	—	(64,856)	—
Long-term debt, excluding current portion	780,382	1,235,361	—	2,015,743
Deferred income tax liabilities	—	493,282	(46,065)	447,217
Tax receivable agreement obligations to related parties	143,697	—	—	143,697
Other long-term liabilities	—	16,847	—	16,847
Commitments and contingencies
Equity	981,996	1,795,024	(1,795,024)	981,996

Total liabilities and equity	$1,994,297	$3,676,310	$(1,905,945)	$3,764,662

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue	$—	$323,906	$—	$323,906
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	197,378	—	197,378
Development and engineering	—	7,896	—	7,896
Sales, marketing, general and administrative	1,997	42,527	—	44,524
Depreciation and amortization	2,251	44,930	—	47,181
Accretion	7,112	—	—	7,112

Operating income (loss)	(11,360)	31,175	—	19,815
Equity in earnings of consolidated subsidiaries	(3,766)	—	3,766	—
Interest expense, net	23,579	13,421	—	37,000
Other	(2,925)	1,879	—	(1,046)

Income (loss) before income tax provision (benefit)	(28,248)	15,875	(3,766)	(16,139)
Income tax provision (benefit)	(11,983)	12,109	—	126

Net income (loss)	$(16,265)	$3,766	$(3,766)	$(16,265)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue	$—	$297,075	$—	$297,075
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	181,818	—	181,818
Development and engineering	—	8,644	—	8,644
Sales, marketing, general and administrative	2,606	35,028	—	37,634
Depreciation and amortization	2,251	46,321	—	48,572
Accretion	2,758	—	—	2,758

Operating income (loss)	(7,615)	25,264	—	17,649
Equity in earnings of consolidated subsidiaries	(5,937)	—	5,937	—
Interest expense, net	23,673	18,225	—	41,898

Income (loss) before income tax provision (benefit)	(25,351)	7,039	(5,937)	(24,249)
Income tax provision (benefit)	(10,195)	1,102	—	(9,093)

Net income (loss)	$(15,156)	$5,937	$(5,937)	$(15,156)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue	$—	$941,093	$—	$941,093
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	580,501	—	580,501
Development and engineering	—	23,263	—	23,263
Sales, marketing, general and administrative	7,023	119,557	—	126,580
Depreciation and amortization	6,753	131,190	—	137,943
Accretion	18,712	—	—	18,712

Operating income (loss)	(32,488)	86,582	—	54,094
Equity in earnings of consolidated subsidiaries	(6,216)	—	6,216	—
Interest expense, net	70,621	45,769	—	116,390
Loss on extinguishment of debt	485	22,675	—	23,160
Other	(2,925)	1,879	—	(1,046)

Income (loss) before income tax provision (benefit)	(94,453)	16,259	(6,216)	(84,410)
Income tax provision (benefit)	(36,465)	10,043	—	(26,422)

Net income (loss)	$(57,988)	$6,216	$(6,216)	$(57,988)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue	$—	$877,577	$—	$877,577
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	534,463	—	534,463
Development and engineering	—	26,320	—	26,320
Sales, marketing, general and administrative	7,261	106,134	—	113,395
Depreciation and amortization	6,753	133,601	—	140,354
Accretion	15,104	—	—	15,104

Operating income (loss)	(29,118)	77,059	—	47,941
Equity in earnings of consolidated subsidiaries	1,807	—	(1,807)	—
Interest expense, net	70,524	60,015	—	130,539
Loss on extinguishment of debt	495	21,358	—	21,853

Income (loss) before income tax provision (benefit)	(101,944)	(4,314)	1,807	(104,451)
Income tax provision (benefit)	(33,857)	(2,507)	—	(36,364)

Net income (loss)	$(68,087)	$(1,807)	$1,807	$(68,087)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three Months Ended September 30, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(16,265)	$3,766	$(3,766)	$(16,265)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(1,064)	—	—	(1,064)
Foreign currency translation adjustment	—	35	—	35
Equity in other comprehensive earnings	35	—	(35)	—

Other comprehensive income (loss)	(1,029)	35	(35)	(1,029)

Total comprehensive income (loss)	$(17,294)	$3,801	$(3,801)	$(17,294)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three Months Ended September 30, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(15,156)	$5,937	$(5,937)	$(15,156)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(1,487)	—	—	(1,487)
Foreign currency translation adjustment	—	(126)	—	(126)
Equity in other comprehensive earnings	(126)	—	126	—

Other comprehensive income (loss)	(1,613)	(126)	126	(1,613)

Total comprehensive income (loss)	$(16,769)	$5,811	$(5,811)	$(16,769)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(57,988)	$6,216	$(6,216)	$(57,988)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	2,511	—	—	2,511
Foreign currency translation adjustment	—	(65)	—	(65)
Equity in other comprehensive earnings	(65)	—	65	—

Other comprehensive income (loss)	2,446	(65)	65	2,446

Total comprehensive income (loss)	$(55,542)	$6,151	$(6,151)	$(55,542)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2012
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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net income (loss)	$(57,988)	$6,216	$(6,216)	$(57,988)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,753	131,190	—	137,943
Accretion expense	18,712	—	—	18,712
Equity compensation expense	178	5,459	—	5,637
Deferred income tax benefit	(33,425)	5,541	—	(27,884)
Amortization of debt discount and issuance costs	1,865	4,720	—	6,585
Equity in earnings of consolidated subsidiaries	(6,216)	—	6,216	—
Change in contingent consideration	—	1,879	—	1,879
Gain on sale of cost method investment	(2,925)	—	—	(2,925)
Loss on extinguishment of debt	478	22,350	—	22,828
Other	(819)	1,887	—	1,068
Changes in operating assets and liabilities:
Accounts receivable	—	(15,582)	—	(15,582)
Prepaid expenses and other	(4,732)	2,928	—	(1,804)
Accounts payable	—	685	—	685
Accrued expenses, deferred revenue, and other liabilities	14,509	6,476	—	20,985
Tax receivable agreement obligations to related parties	(103)	—	—	(103)
Due to/from affiliates	1,923	(1,923)	—	—

Net cash provided by (used in) operating activities	(61,790)	171,826	—	110,036

Investing activities
Purchases of property and equipment	—	(52,806)	—	(52,806)
Payments for acquisitions, net of cash acquired	—	(18,291)	—	(18,291)
Proceeds from sale of cost method investment	5,820	—		5,820
Investment in subsidiaries, net	56,149	—	(56,149)	—

Net cash provided by (used in) investing activities	61,969	(71,097)	(56,149)	(65,277)

Financing activities
Distributions to Emdeon Inc., net	—	(56,149)	56,149	—
Debt principal payments	(211)	(9,481)	—	(9,692)
Payment of loan costs	—	(2,178)	—	(2,178)
Repayment of deferred financing arrangements	—	(2,103)	—	(2,103)
Repurchase of Parent common stock	—	(250)	—	(250)
Other	—	(736)	—	(736)

Net cash provided by (used in) financing activities	(211)	(70,897)	56,149	(14,959)

Net increase in cash and cash equivalents	(32)	29,832	—	29,800
Cash and cash equivalents at beginning of period	754	31,009	—	31,763

Cash and cash equivalents at end of period	$722	$60,841	$—	$61,563

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net income (loss)	$(68,087)	$(1,807)	$1,807	$(68,087)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,753	133,601	—	140,354
Accretion expense	15,104	—	—	15,104
Equity compensation expense	7	3,962	—	3,969
Deferred income tax benefit	(33,857)	(3,512)	—	(37,369)
Amortization of debt discount and issuance costs	1,674	5,939	—	7,613
Equity in earnings of consolidated subsidiaries	1,807	—	(1,807)	—
Loss on extinguishment of debt	419	17,874	—	18,293
Other	—	1,927	—	1,927
Changes in operating assets and liabilities:
Accounts receivable	—	(5,547)	—	(5,547)
Prepaid expenses and other	(31)	(3,655)	—	(3,686)
Accounts payable	—	5,153	—	5,153
Accrued expenses, deferred revenue, and other liabilities	13,375	(21,819)	—	(8,444)
Tax receivable agreement obligations to related parties	(114)	—	—	(114)
Due to/from affiliates	4,333	(4,333)	—	—

Net cash provided by (used in) operating activities	(58,617)	127,783	—	69,166

Investing activities
Purchases of property and equipment	—	(40,949)	—	(40,949)
Payments for acquisitions, net of cash acquired	—	(59,011)	—	(59,011)
Investment in subsidiaries, net	69,758	—	(69,758)	—

Net cash provided by (used in) investing activities	69,758	(99,960)	(69,758)	(99,960)

Financing activities
Distributions to Emdeon Inc., net	—	(69,758)	69,758	—
Proceeds from Term Loan Facility	(207)	70,558	—	70,351
Debt principal payments	(209)	(9,356)	—	(9,565)
Payments on Revolving Facility	—	(15,000)	—	(15,000)
Payment of loan costs	(34)	(2,026)	—	(2,060)
Repurchase of Parent common stock	—	(317)	—	(317)
Other	—	(203)	—	(203)

Net cash provided by (used in) financing activities	(450)	(26,102)	69,758	43,206

Net increase (decrease) in cash and cash equivalents	10,691	1,721	—	12,412
Cash and cash equivalents at beginning of period	572	37,353	—	37,925

Cash and cash equivalents at end of period	$11,263	$39,074	$—	$50,337

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Additionally, we provide consulting services through our payer services segment. Through our provider revenue cycle solutions segment, we provide revenue cycle management solutions, government program eligibility and enrollment services and revenue optimization solutions that simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow. Through our ambulatory provider services segment, we provide, both directly and through our channel partners, revenue cycle management solutions and patient billing and payment services that simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow. Through our pharmacy services segment, we provide electronic prescribing and other electronic solutions related to prescription benefit claim filing, adjudication and management.

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

We also expect to continue to be affected by general economic, regulatory and demographic factors affecting the healthcare industry. For several years, there has been pricing pressure in our industry, particularly as it relates to our claims management solutions, which has led and is expected to continue to lead to reduced prices for the same services. We have sought in the past and will continue to seek to mitigate pricing pressure by providing additional value-added solutions, increasing the volume of solutions we provide and managing our costs. In addition, significant changes in regulatory schemes, such as the updated Health Insurance Portability and Accountability Act of 1996, American Recovery and Reinvestment Act of 2009, the Patient Protection and Affordable Care Act (“ACA”) and other federal healthcare policy initiatives, impact our customers’ healthcare activities and can result in increased operating costs and capital expenditures for us. In particular, we believe the ACA will significantly affect the regulatory environment in which we and our customers operate by changing how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced federal healthcare program spending, increased efforts to link federal healthcare program payments to quality and efficiency and insurance market reforms. Also, changes in federal and state reimbursement patterns and rates can impact the revenues in certain of our business lines, particularly our government program eligibility and enrollment solutions. We are unable to predict how providers, payers, pharmacies and other healthcare market participants will respond to the various reform provisions of the ACA, and we cannot be sure that the markets for our solutions will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

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

The largest component of our cost of operations is postage, which is incurred in our patient billing and payment and payment distribution services businesses and which is also a component of our revenue in those businesses. Our postage costs increase as our patient billing and payment services volumes increase and also when the United States Postal Service (“USPS”) increases postage rates. Postage rate increases, while generally billed as pass-through costs to our customers, affect our cost of operations as a percentage of revenue. In prior years, we have offset the impact of postage rate increases on cost of operations as a percentage of revenue through cost reductions from efficiency measures, including data communication expense reductions and production efficiencies. Though we plan to implement additional efficiency measures, we may not be able to offset the impact of postage rate increases in the future and, as a result, cost of operations as a percentage of revenue may increase if postage rate increases continue. Although the USPS historically has increased postage rates annually in most recent years, including in January 2013, and has announced a planned increase for 2014, the frequency and nature of such annual increases may not occur as regularly in the future.

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

Income Taxes

Our blended statutory federal and state income tax rate ranges from 37% to 40%. Our effective income tax rate, however, can be affected by several factors. The following table and subsequent commentary reconcile our federal statutory rate to our effective income tax rate, and the subsequent commentary describes the more significant of the reconciling factors:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Statutory United States federal tax rate	35.0%	35.0%
State income taxes (net of federal benefit)	(3.5)	0.3
Other	(1.6)	(0.5)
Change in valuation allowance	1.4	—

Effective income tax rate	31.3%	34.8%

State Income Taxes—Our effective tax rate for state income taxes is generally impacted by changes in our uncertain tax positions and apportionment. In addition, during the nine months ended September 30, 2013, we changed our methodology of estimating state income taxes from a separate state return basis to, where permitted by the state taxing authorities, a consolidated state return basis.

Change in Valuation Allowance—We record valuation allowances or reverse existing valuation allowances related to assumed future income tax benefits depending on factors and circumstances related to our business. During 2010, we recognized a capital loss for tax purposes, the benefit of which could only be recognized upon recognition of a capital gain. During the nine months ended September 30, 2013, we recognized a capital gain associated with the sale of an equity investment that resulted in a partial reversal of our valuation allowance.

Stock-Based and Equity Compensation Expense

Beagle Parent Corp. (“Parent”) has granted equity-based awards to certain employees and directors to purchase shares of Parent common stock. In connection with these equity-based award grants, we incurred equity compensation expense of $2.1 million and $5.6 million for the three and nine months ended September 30, 2013 and $4.0 million for both the three and nine months ended September 30, 2012.

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

We believe there have been no significant changes during the three and nine months ended September 30, 2013 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Results of Operations

The following table summarizes our consolidated results of operations for the three and nine months ended months ended September 30, 2013 and 2012, respectively (amounts in thousands).

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012		Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
		% of		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue

Revenues	$323,906	100.0%	$297,075	100.0%	$941,093	100.0%	$877,577	100.0%
Cost and expenses:
Cost of operations (exclusive of depreciation and amortization below)	197,378	60.9	181,818	61.2	580,501	61.7	534,463	60.9
Development and engineering	7,896	2.4	8,644	2.9	23,263	2.5	26,320	3.0
Sales, marketing, general and administrative	44,524	13.7	37,634	12.7	126,580	13.5	113,395	12.9
Depreciation and amortization	47,181	14.6	48,572	16.4	137,943	14.7	140,354	16.0
Accretion	7,112	2.2	2,758	0.9	18,712	2.0	15,104	1.7

Operating income	19,815	6.1	17,649	5.9	54,094	5.7	47,941	5.5
Interest expense, net	37,000	11.4	41,898	14.1	116,390	12.4	130,539	14.9
Loss on extinguishment of debt	—	—	—	—	23,160	2.5	21,853	2.5
Other	(1,046)	(0.3)	—	—	(1,046)	(0.1)	—	—

Income (loss) before income tax provision (benefit)	(16,139)	(5.0)	(24,249)	(8.2)	(84,410)	(9.0)	(104,451)	(11.9)
Income tax provision (benefit)	126	—	(9,093)	(3.1)	(26,422)	(2.8)	(36,364)	(4.1)

Net income (loss)	$(16,265)	(5.0)%	$(15,156)	(5.1)%	$(57,988)	(6.2)%	$(68,087)	(7.8)%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues

Our total revenues were $323.9 million for the three months ended September 30, 2013 as compared to $297.1 million for the three months ended September 30, 2012, an increase of $26.8 million, or 9.0%.

On an overall basis, revenues were adversely affected during the three months ended September 30, 2013 and 2012 by the continued impact of lower healthcare utilization driven by high unemployment and other economic factors. These negative impacts on revenue for the three months ended September 30, 2013 were offset partially by acquisition accounting adjustments in connection with our acquisition by affiliates of The Blackstone Group L.P. in November 2011 and the related financing transactions (collectively, the “2011 Transactions”), which reduced the revenue that would have otherwise been recognized in the prior year period. Additional factors affecting our revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $197.4 million for the three months ended September 30, 2013 as compared to $181.8 million for the three months ended September 30, 2012, an increase of $15.6 million, or 8.6%. As a percentage of revenue, our cost of operations was 60.9% for the three months ended September 30, 2013 as compared to 61.2% the three months ended September 30, 2012. The increase in our cost of operations is primarily due to volume growth, including the impact of the United States postage rate increase effective in January 2013, the inclusion of the acquired TC3 and Goold businesses and increased strategic growth initiative and non-employee labor costs. The decrease in our cost of operations as a percentage of revenue is primarily due to changes in revenue mix.

Development and Engineering Expense

Our total development and engineering expense was $7.9 million for the three months ended September 30, 2013 as compared to $8.6 million for the three months ended September 30, 2012, a decrease of $0.7 million, or 8.7%. The decrease in our development and engineering expense is primarily due to labor utilization and other efficiencies.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $44.5 million for the three months ended September 30, 2013 as compared to $37.6 million for the three months ended September 30, 2012, an increase of $6.9 million, or 18.3%. The increase in our sales, marketing, general and administrative expense was primarily due to increased severance costs related to the departure of our former chief executive officer, the inclusion of the acquired TC3 and Goold businesses and increased strategic growth initiative costs for the three months ended September 30, 2013.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $47.2 million for the three months ended September 30, 2013 as compared to $48.6 million for the three months ended September 30, 2012, a decrease of $1.4 million, or 2.9%. This decrease was primarily due to the full amortization of our backlog intangible assets that were initially recorded in connection with the 2011 Transactions, partially offset by additional expense attribute to increased capital expenditures and acquisition activity.

Accretion Expense

Our accretion expense was $7.1 million for the three months ended September 30, 2013 as compared to $2.8 million for the three months ended September 30, 2012. The amount recognized as accretion expense can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in leverage, operations or other factors.

Interest Expense

Our interest expense was $37.0 million for the three months ended September 30, 2013 as compared to $41.9 million for the three months ended September 30, 2012, a decrease of $4.9 million, or 11.7%. Interest expense for the three months ended September 30, 2013 includes the effect of lower interest rates on the Senior Credit Facilities as a result of the April 2013 repricing transaction.

Income Taxes

Our income tax provision was $0.1 million for the three months ended September 30, 2013 as compared to an income tax benefit of $9.1 million for the three months ended September 30, 2012. Our effective tax rate was 0.8% for the three months ended September 30, 2013 as compared to 37.5% for the three months ended September 30, 2012. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to an increase in our state tax rates and a change in our methodology of estimating state income taxes from a separate state return basis to, where permitted by the state taxing authorities, a consolidated state return basis.

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

Financial information for each of our segments is set forth in Note 12 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. The segment profit measure primarily utilized by management is adjusted EBITDA which is defined as EBITDA (defined as net income before income tax provision (benefit), net interest expense and depreciation and amortization), plus certain other non-cash or non-operating items. The non-cash or other non-operating items affecting the segment profit measure generally include equity compensation; acquisition accounting adjustments; acquisition-related costs; strategic initiatives, duplicative and transition costs; and contingent consideration adjustments. Adjusted EBITDA for the respective segments excludes all costs and adjustments associated with the above-referenced corporate functions.

Payer Services

Our payer services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2013	September 30, 2012	$ Change
Revenue:
Claims management	$77,092	$64,557	$12,535
Payment distribution services	64,245	63,330	915
Intersegment revenue	1,272	1,211	61

	$142,609	$129,098	$13,511

Adjusted EBITDA	$59,145	$49,973	$9,172

Claims management revenue for the three months ended September 30, 2013 increased by $12.5 million, or 19.4%, as compared to the prior year period primarily due to new sales and implementations, partially offset by the impact of market pricing pressures on our transaction rates.

Payment distribution services revenues for the three months ended September 30, 2013 increased by $0.9 million, or 1.4%, as compared to the prior year period. This increase was primarily driven by new sales and implementations and the impact of the United States postage rate increase effective in January 2013, partially offset by customer attrition.

Payer services adjusted EBITDA for the three months ended September 30, 2013 increased by $9.2 million, or 18.4%, as compared to the prior year period. As a percentage of revenue, payer services adjusted EBITDA was 41.5% for the three months ended September 30, 2013 as compared to 38.7% for the three months ended September 30, 2012. The increase in payer services adjusted EBITDA and as a percentage of revenue was primarily due to the impact of the revenue items described above including changes in revenue mix, partially offset by increased strategic growth initiative costs.

Provider Revenue Cycle Solutions

Our provider revenue cycle solutions segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2013	September 30, 2012	$ Change
Revenue:
Revenue cycle technology	$30,222	$27,096	$3,126
Revenue cycle services	31,172	28,665	2,507
Intersegment revenue	353	205	148

	$61,747	$55,966	$5,781

Adjusted EBITDA	$25,282	$26,399	$(1,117)

Revenue cycle technology revenue for the three months ended September 30, 2013 increased by $3.1 million, or 11.5%, as compared to the prior year period primarily due to new sales and implementations, partially offset by customer attrition.

Revenue cycle services revenue for the three months ended September 30, 2013 increased by $2.5 million, or 8.7%, as compared to the prior year period primarily due to new sales and implementations, partially offset by contracted service modifications and the effects of changing reimbursement patterns and rates of federal and state payers related to our government program eligibility and enrollment services.

Provider revenue cycle solutions adjusted EBITDA for the three months ended September 30, 2013 decreased by $1.1 million, or 4.2%, as compared to the prior year period. As a percentage of revenue, provider revenue cycle solutions adjusted EBITDA was 40.9% for the three months ended September 30, 2013 as compared to 47.2% for the three months ended September 30, 2012. The decrease in provider revenue cycle solutions adjusted EBITDA and as a percentage of revenue was primarily due to increased labor costs in advance of related revenues, contracted service modifications and the effects of changing reimbursement patterns and rates of federal and state payers related to our government program eligibility and enrollment services and increased strategic growth initiative costs, partially offset by the impact of the other revenue items described above.

Ambulatory Provider Services

Our ambulatory provider services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2013	September 30, 2012	$ Change
Revenue:
Patient billing and payment services	$63,264	$63,817	$(553)
Physician services	19,467	18,279	1,188
Dental	8,080	7,828	252

	$90,811	$89,924	$887

Adjusted EBITDA	$23,443	$24,471	$(1,028)

Patient billing and payment services revenue for the three months ended September 30, 2013 decreased by $0.6 million, or 0.9%, as compared to the prior year period primarily due to customer attrition and lower volumes, partially offset by new sales and implementations and the impact of the United States postage rate increase effective in January 2013.

Physician services revenue for the three months ended September 30, 2013 increased by $1.2 million, or 6.5%, as compared to the prior year period primarily due to new sales and implementations, partially offset by customer attrition.

Dental revenues for the three months ended September 30, 2013 were generally consistent with those reflected in the prior year period.

Ambulatory provider services adjusted EBITDA for the three months ended September 30, 2013 decreased by $1.0 million, or 4.2%, as compared to the prior year period. As a percentage of revenue, ambulatory provider services adjusted EBITDA was 25.8% for the three months ended September 30, 2013 as compared to 27.2% for the three months ended September 30, 2012. The decrease in ambulatory provider services adjusted EBITDA and as a percentage of revenue was primarily due to the impact of the U.S. postage rate increase effective in January 2013 and increased labor and strategic growth initiative costs.

Pharmacy Services

Our pharmacy services revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2013	September 30, 2012	$ Change
Revenue:
Pharmacy services	$30,364	$23,503	$6,861
Intersegment revenue	77	90	(13)

	$30,441	$23,593	$6,848

Adjusted EBITDA	$13,179	$11,823	$1,356

Pharmacy services revenue for the three months ended September 30, 2013 increased by $6.9 million, or 29.2%, as compared to the prior year period. Pharmacy services revenue for the three months ended September 30, 2013 included $5.2 million related to the Goold acquisition. Excluding this revenue, pharmacy services revenue for the three months ended September 30, 2013 increased by $1.6 million, or 6.9%, as compared to the prior year period. This increase was primarily due to new sales and implementations.

Pharmacy services adjusted EBITDA for the three months ended September 30, 2013 increased by $1.4 million, or 11.5%, as compared to the prior year period. The increase in pharmacy services adjusted EBITDA is primarily due to the impact of the revenue items described above. As a percentage of revenue, pharmacy services adjusted EBITDA was 43.3% for the three months ended September 30, 2013 as compared to 50.1% for the prior year period. The decrease in pharmacy services adjusted EBITDA as a percentage of revenue is primarily due to increased strategic growth initiative and channel partner costs and changes in revenue mix, including the impact of the Goold acquisition.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues

Our total revenues were $941.1 million for the nine months ended September 30, 2013 as compared to $877.6 million for the nine months ended September 30, 2012, an increase of $63.5 million, or 7.2%.

On an overall basis, revenues were adversely affected during the nine months ended September 30, 2013 and 2012 by the continued impact of lower healthcare utilization driven by high unemployment and other economic factors. These negative impacts on revenue for the nine months ended September 30, 2013 were offset partially by acquisition accounting adjustments in connection with the 2011 Transactions, which reduced the revenue that would have otherwise been recognized in the prior year period. Additional factors affecting our revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $580.5 million for the nine months ended September 30, 2013 as compared to $534.5 million for the nine months ended September 30, 2012, an increase of $46.0 million, or 8.6%. As a percentage of revenue, our cost of operations was 61.7% for the nine months ended September 30, 2013 as compared to 60.9% for the nine months ended September 30, 2012. The increase in our cost of operations and as a percentage of revenue is primarily due to volume growth, including the impact of the United States postage rate increases effective in April 2012 and January 2013, the inclusion of the acquired TC3 and Goold businesses and increased strategic growth initiative, acquisition-related and non-employee labor costs.

Development and Engineering Expense

Our total development and engineering expense was $23.3 million for the nine months ended September 30, 2013 as compared to $26.3 million for the nine months ended September 30, 2012, a decrease of $3.1 million, or 11.6%. The decrease in our development and engineering expense is primarily due to labor utilization and other efficiencies.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $126.6 million for the nine months ended September 30, 2013 as compared to $113.4 million for the nine months ended September 30, 2012, an increase of $13.2 million, or 11.6%. The increase in our sales, marketing, general and administrative expense was primarily due to increased equity compensation expense, increased severance costs related to the departure of our former chief executive officer, the inclusion of the acquired TC3 and Goold businesses, the disposal of a legacy product and increased strategic growth initiative costs for the nine months ended September 30, 2013, partially offset by a reduction in fees associated with the April 2012 and April 2013 amendments of the Senior Credit Facilities, other professional fees and software maintenance costs.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $137.9 million for the nine months ended September 30, 2013 as compared to $140.4 million for the nine months ended September 30, 2012, a decrease of $2.4 million, or 1.7%. This decrease was primarily due to the full amortization of our backlog intangible assets that were initially recorded in connection with the 2011 Transactions, partially offset by additional expense attributable to increased capital expenditures and acquisition activity.

Accretion Expense

Our accretion expense was $18.7 million for the nine months ended September 30, 2013 as compared to $15.1 million for the nine months ended September 30, 2012. The amount recognized as accretion expense can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in leverage, operations or other factors.

Interest Expense

Our interest expense was $116.4 million for the nine months ended September 30, 2013 as compared to $130.5 million for the nine months ended September 30, 2012, a decrease of $14.1 million, or 10.8%. Interest expense for the nine months ended September 30, 2013 includes the effect of lower interest rates on the Senior Credit Facilities as a result of the April 2012 and April 2013 repricing transactions, partially offset by additional borrowings in connection with the TC3 acquisition.

Income Taxes

Our income tax benefit was $26.4 million for the nine months ended September 30, 2013 as compared to an income tax benefit of $36.4 million for the nine months ended September 30, 2012. Our effective tax rate was 31.3% for the nine months ended September 30, 2013 as compared to 34.8% for the nine months ended September 30, 2012. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to an increase in state tax rates and a change in methodology of estimating state income taxes from a separate return basis to, where permitted by the state taxing authorities, a consolidated state return basis.

Segment Revenues and Adjusted EBITDA

Payer Services

Our payer services revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2013	September 30, 2012	$ Change
Revenue:
Claims management	$212,242	$179,519	$32,723
Payment distribution services	195,129	191,125	4,004
Intersegment revenue	3,385	3,117	268

	$410,756	$373,761	$36,995

Adjusted EBITDA	$164,790	$149,895	$14,895

Claims management revenue for the nine months ended September 30, 2013 increased by $32.7 million, or 18.2%, as compared to the prior year period. Claims management revenue for the nine months ended September 30, 2013 included $34.8 million related to the TC3 acquisition as compared to $15.6 in the prior year period. Excluding this revenue, claims management revenue for the nine months ended September 30, 2013 increased by $13.5 million, or 8.2%, as compared to the prior year period. This increase was primarily due to new sales and implementations, partially offset by the impact of market pricing pressures on our transaction rates.

Payment distribution services revenues for the nine months ended September 30, 2013 increased by $4.0 million, or 2.1%, as compared to the prior year period. This increase was primarily driven by new sales and implementations and the impact of the United States postage rate increases effective in April 2012 and January 2013, partially offset by customer attrition.

Payer services adjusted EBITDA for the nine months ended September 30, 2013 increased by $14.9 million, or 9.9%, as compared to the prior year period. As a percentage of revenue, payer services adjusted EBITDA was 40.1% for both the nine months ended September 30, 2013 and 2012. The increase in payer services adjusted EBITDA was primarily due to the impact of the revenue items described above, including the TC3 acquisition, partially offset by increased strategic growth initiative costs.

Provider Revenue Cycle Solutions

Our provider revenue cycle solutions segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2013	September 30, 2012	$ Change
Revenue:
Revenue cycle technology	$89,499	$80,495	$9,004
Revenue cycle services	92,273	86,034	6,239
Intersegment revenue	1,014	643	371

	$182,786	$167,172	$15,614

Adjusted EBITDA	$74,703	$78,277	$(3,574)

Revenue cycle technology revenue for the nine months ended September 30, 2013 increased by $9.0 million, or 11.2%, as compared to the prior year period primarily due to new sales and implementations, partially offset by customer attrition.

Revenue cycle services revenue for the nine months ended September 30, 2013 increased by $6.2 million, or 7.3%, as compared to the prior year period primarily due to new sales and implementations, partially offset by contracted service modifications and the effects of changing reimbursement patterns and rates of federal and state payers related to our government program eligibility and enrollment services.

Provider revenue cycle solutions adjusted EBITDA for the nine months ended September 30, 2013 decreased by $3.6 million, or 4.6%, as compared to the prior year period. As a percentage of revenue, provider revenue cycle solutions adjusted EBITDA was 40.9% for the nine months ended September 30, 2013 as compared to 46.8% for the nine months ended September 30, 2012. The decrease in provider revenue cycle solutions adjusted EBITDA and as a percentage of revenue was primarily due to increased labor costs in advance of related revenues, contracted service modifications and the effects of changing reimbursement patterns and rates of federal and state payers related to our government program eligibility and enrollment services and increased strategic growth initiative costs, partially offset by the impact of the other revenue items described above.

Ambulatory Provider Services

Our ambulatory provider services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2013	September 30, 2012	$ Change
Revenue:
Patient billing and payment services	$190,410	$191,191	$(781)
Physician services	56,719	55,178	1,541
Dental	24,491	24,028	463

	$271,620	$270,397	$1,223

Adjusted EBITDA	$71,097	$74,061	$(2,964)

Patient billing and payment services revenue for the nine months ended September 30, 2013 decreased by $0.8 million, or 0.4%, as compared to the prior year period primarily due to customer attrition and lower volumes, partially offset by new sales and implementations and the impact of the United States postage rate increases effective in April 2012 and January 2013.

Physician services revenue for the nine months ended September 30, 2013 increased by $1.5 million, or 2.8%, as compared to the prior year period primarily due to new sales and implementations, partially offset by customer attrition.

Dental revenues for the nine months ended September 30, 2013 were generally consistent with those reflected in the prior year period.

Ambulatory provider services adjusted EBITDA for the nine months ended September 30, 2013 decreased by $3.0 million, or 4.0%, as compared to the prior year period. As a percentage of revenue, ambulatory provider services adjusted EBITDA was 26.2% for the nine months ended September 30, 2013 as compared to 27.4% for the nine months ended September 30, 2012. The decrease in ambulatory provider services adjusted EBITDA and as a percentage of revenue was primarily due to the impact of the U.S. postage rate increases effective in April 2012 and January 2013 and increased labor and strategic growth initiative costs.

Pharmacy Services

Our pharmacy services revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2013	September 30, 2012	$ Change
Revenue:
Pharmacy services	$80,330	$70,007	$10,323
Intersegment revenue	256	270	(14)

	$80,586	$70,277	$10,309

Adjusted EBITDA	$37,166	$35,406	$1,760

Pharmacy services revenue for the nine months ended September 30, 2013 increased by $10.3 million, or 14.7%, as compared to the prior year period. Pharmacy services revenue for the nine months ended September 30, 2013 included $6.6 million related to the Goold acquisition. Excluding this revenue, pharmacy services revenue for the nine months ended September 30, 2013 increased by $3.8 million, or 5.3%, as compared to the prior year period. This increase was primarily due to new sales and implementations.

Pharmacy services adjusted EBITDA for the nine months ended September 30, 2013 increased by $1.8 million, or 5.0%, as compared to the prior year period. The increase in pharmacy services adjusted EBITDA is primarily due to the impact of the revenue items described above. As a percentage of revenue, pharmacy services adjusted EBITDA was 46.1% for the three months ended September 30, 2013 as compared to 50.4% for the three months ended September 30, 2013. The decrease as a percentage of revenue was primarily due to increased strategic growth initiative and channel partner costs and the impact of the Goold acquisition, partially offset by the impact of the revenue items discussed above.

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

Cash Flows

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2013 was $110.0 million as compared to $69.2 million for nine months ended September 30, 2012. The $40.8 million increase is primarily due to business growth, the timing and reduction of interest payments under our Senior Credit Facilities and the timing of collections and disbursements.

Cash provided by operating activities can be significantly impacted by our non-cash working capital assets and liabilities, which may vary based on the timing of cash receipts that fluctuate by day of week and/or month and also may be impacted by cash management decisions.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2013 was $65.3 million as compared to $100.0 million for the nine months ended September 30, 2012. Cash used in investing activities for each of the nine months ended September 30, 2013 and 2012 consisted of capital expenditures for property and equipment and cash consideration paid for acquisitions. In addition, the Company received proceeds of $5.8 million during the nine months ended September 30, 2013 related to the sale of its equity interest in a cost method investment.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2013 was $15.0 million as compared to cash provided by financing activities of $43.2 million for the nine months ended September 30, 2012. Cash used in financing activities for the nine months ended September 30, 2013 primarily consisted of principal payments under our Senior Credit Facilities and deferred financing arrangements. Cash provided by financing activities for the nine months ended September 30, 2012 primarily consisted of net proceeds of additional term loans received in connection with the April 2012 amendment of our Senior Credit Agreement, partially offset by principal payments under our Senior Credit Facilities.

Long-term Debt

In November 2011, we entered into the Senior Credit Agreement which was comprised of the Term Loan Facility and the Revolving Facility, $375.0 million of 11% senior notes due 2019 (the “2019 Notes”) and $375.0 million of 11.25% senior notes due 2020 (the “2020 Notes”; together with the 2019 Notes, the “Senior Notes”).

Long-term debt as of September 30, 2013 and December 31, 2012, consisted of the following:

	September 30,	December 31,
	2013	2012
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $16,583 and $32,426 at September 30, 2013 and December 31, 2012, respectively (effective interest rate of 4.21%)	$1,264,908	$1,258,758
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $7,883 and $8,506 at September 30, 2013 and December 31, 2012, respectively (effective interest rate of 11.53%)	367,117	366,494
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $9,778 and $10,393 at September 30, 2013 and December 31, 2012, respectively (effective interest rate of 11.86%)	365,222	364,607
Obligation under data sublicense agreement	26,863	26,863
Other	13,664	287
Less current portion	(22,031)	(17,595)

Long-term debt	$2,015,743	$1,999,414

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

These amendments to the Senior Credit Agreement resulted in a loss on extinguishment of debt of $23.2 million and $21.9 million and other expenses related to fees paid to third parties of $1.2 million and $3.6 million, for the three and nine months ended September 30, 2013 and 2012, respectively, which have been reflected within sales, marketing, general and administrative expense in the accompanying consolidated statements of operations.

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

The Senior Credit Agreement requires us to comply with a maximum first lien net leverage ratio financial maintenance covenant, to be tested on the last day of each fiscal quarter. A breach of the first lien net leverage ratio covenant is subject to certain equity cure rights. In addition, the Senior Credit Facilities contain a number of negative covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of our subsidiaries to:

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

As of September 30, 2013, we had outstanding borrowings of $1,281.5 million under the Senior Credit Agreement. As of September 30, 2013, the LIBOR-based interest rate on the Term Loan Facility was LIBOR plus 2.50% and the LIBOR-based interest rate on the Revolving Facility was LIBOR plus 2.50%. The Term Loan Facility is subject to a LIBOR floor of 1.25% and there is no LIBOR floor on the Revolving Facility.

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

In January 2012, we executed three interest rate swap agreements with an aggregate notional amount of $640 million to reduce the variability of interest payments associated with the Term Loan Facility. For the quarter ended September 30, 2013, our interest rate swap agreements were designated as a cash flow hedge so that changes in the fair market value of the interest rate swap agreements were included within other comprehensive income.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. However, due to a floor on the floating rate index of 1.25% under the Term Loan Facility, as of September 30, 2013, our interest rates must increase by more than 97 basis points before our interest expense or cash flows are affected. Based on our outstanding debt as of September 30, 2013, and assuming that our mix of debt instruments, interest rate swaps and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have minimal impact on our earnings and cash flows.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EMDEON INC.

Date: November 8, 2013	By:	/s/ Neil E. de Crescenzo
Neil E. de Crescenzo, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 8, 2013	By:	/s/ Bob A. Newport
Bob A. Newport, Jr., Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

4.1	2019 Notes Supplemental Indenture, dated as of August 8, 2013, between Goold Health Systems and Wilmington Trust, National Association, as trustee (filed herewith).

4.2	2020 Notes Supplemental Indenture, dated as of August 8, 2013, between Goold Health Systems and Wilmington Trust, National Association, as trustee (filed herewith).

10.1	Employment Agreement, dated September 30, 2013, among Neil E. de Crescenzo and Emdeon Business Services LLC (filed herewith).

10.2	Separation Agreement and General Release, dated October 4, 2013, among George I. Lazenby IV and Emdeon Business Services LLC (filed herewith).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document