Form 10-K
period 2013-12-31
Emdeon Inc.
filed 2014-03-17
CIK 1444598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 31, 2013, there were issued and outstanding 100 shares of common stock, par value $.01 per share. The registrant is a wholly owned subsidiary of Beagle Intermediate Holdings, Inc., which is a wholly owned subsidiary or Beagle Parent Corp.

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

Other factors that may cause actual results to differ materially include those set forth in the risks discussed in Part I, Item 1A, “Risk Factors,” and Part II, Item 7,“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

Through the use of our comprehensive suite of solutions, customers are able to improve efficiency, reduce costs, increase cash flow and more efficiently manage the complex revenue and payment cycle and clinical information exchange processes. Our solutions are delivered primarily through recurring, transaction-based processes that are designed to leverage our health information network, the single largest financial and administrative information exchange in the United States healthcare system. Our health information network currently reaches approximately 1,200 payers, 700,000 providers, 5,000 hospitals, 81,000 dentists, 60,000 pharmacies and 450 labs.

In 2013, we processed a total of approximately 7.4 billion healthcare-related transactions. We have developed our network of payers and providers over 30 years and connect to virtually all private and government payers, claim-submitting providers and pharmacies. Our network and related solutions are designed to integrate with our customers’ existing technology infrastructures and administrative workflow and typically require minimal capital expenditure on the part of the customer, while generating significant savings and operating efficiencies.

Organizational Structure and Corporate History

The Company is a Delaware corporation.

On November 2, 2011, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) among Emdeon, Beagle Parent Corp. (“Parent”) and Beagle Acquisition Corp. (“Merger Sub”), Merger Sub merged with and into Emdeon, with Emdeon surviving the merger (the “Merger”). Subsequent to the Merger, we became an indirect wholly owned subsidiary of Parent, which is controlled by The Blackstone Group L.P. (“Blackstone”), Hellman & Friedman LLC (“Hellman & Friedman”) and certain investment funds affiliated with Blackstone and Hellman & Friedman (collectively, the “Investor Group”). The Merger was financed through a combination of cash and the incurrence of indebtedness, including a $1.224 billion senior secured term loan credit facility (as amended, the “Term Loan Facility”) and a $125.0 million senior secured revolving credit facility (the “Revolving Facility”; and collectively with the Term Loan Facility, the “Senior Credit Facilities”), as well as $375.0 million in 11% senior notes due 2019 (the “2019 Notes”) and $375.0 million in 11.25% senior notes due 2020 (the “2020 Notes”, and collectively with the 2019 Notes, the “Senior Notes”). The preceding financing transactions, together with the Merger, are sometimes referred to as the “2011 Transactions”.

In 2012, the outstanding unregistered Senior Notes were exchanged in a registered offering with the Securities and Exchange Commission (the “SEC”) for substantially identical Senior Notes that are freely tradable.

Our Solutions

During 2013, we delivered our solutions and operated our business in four segments: (i) payer services, which provides solutions to commercial insurance companies, third party administrators and governmental payers; (ii) provider revenue cycle solutions, which provides solutions primarily to hospitals and large physician practices; (iii) ambulatory provider services, which provides solutions, both directly and through our channel partners, primarily to small physician practices, dentists, labs and other ambulatory healthcare providers; and (iv) pharmacy services, which provides solutions to pharmacies, pharmacy benefit management companies, government agencies and other payers. The selected financial information for each segment is provided in Note 19 in the accompanying Notes to Consolidated Financial Statements contained in Part IV, Item 15, beginning on Page F-1 of this Annual Report.

Through the payer services segment, we provide payment cycle solutions that help simplify the administration of healthcare. Our payer services offerings include insurance eligibility and benefits verification, claims management, payment integrity and payment distribution. Additionally, we provide consulting services through the payer services segment.

Through the provider revenue cycle solutions segment, we provide revenue cycle management solutions that help simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow. Our provider revenue cycle solutions offerings include revenue cycle management solutions, government program eligibility and enrollment services and revenue optimization solutions.

Through the ambulatory provider services segment, we provide, both directly and through our channel partners, revenue cycle management solutions that help simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow. Our ambulatory provider services offerings include revenue cycle management solutions and patient billing and payment services.

Through the pharmacy services segment, we provide electronic prescribing and other electronic solutions to pharmacies, pharmacy benefit management companies and government agencies related to prescription benefit claim filing, adjudication and management.

We have reorganized our reportable segments as payer services, provider services and pharmacy services effective January 1, 2014.

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

Provider Revenue Cycle Solutions

Pre-Care/Medical Treatment

Our patient eligibility and verification solutions assist our hospital and health system customers in determining a patient’s current health benefits levels. Our eligibility and verification offerings also integrate other information to help determine a patient’s ability to pay, as well as the likelihood of public assistance and charity care reimbursement. These solutions help mitigate a hospital’s or health system’s exposure to bad debt expense by providing clarity into a patient’s insurance coverage, ultimate out-of-pocket responsibility and ability to pay.

We also offer technology-enabled government program eligibility and enrollment services to uninsured and underinsured populations to assist our hospital and health system customers in lowering their incidence of uncompensated care and bad-debt expense and increasing overall cash flow.

As part of the medical treatment process, hospitals and health systems use our clinical information exchange capabilities to order and access lab reports and for electronic prescribing.

Claims Management

Our claims management solutions can be delivered to a hospital or health system via our web-based direct solutions or through our network of channel partners. In either case, our claims management solutions leverage our industry leading payer connectivity to deliver consistent and reliable access to virtually every payer in the United States. Our solutions streamline reimbursement by providing (i) tools to improve hospital workflow, edit claims prior to submission and identify errors that delay reimbursement and (ii) robust reporting to hospitals and health systems in order to track claims throughout their life-cycle and reduce claim rejections and denials.

Payment Posting/Denial Management

Our payment automation solutions allow hospitals and health systems to automate the entire payment process. On behalf of our hospital and health system customers, we can accept paper payments from both third party payers and patients and convert them into automated workflows which can be reconciled and posted. Our web-based solutions allow hospitals and health systems to analyze remittance advice or payment data and reconcile it with the originally submitted claim to determine whether proper reimbursement has been received. These solutions also (i) allow hospitals and health systems to identify underpayments, efficiently appeal denials and resubmit claims in a timely manner, (ii) provide insight into patterns of denials and (iii) enable the establishment of procedures that can reduce the number of inaccurate claims submitted in the future. Our payment posting solution automates the labor intensive, paper-based payment reconciliation and manual posting process, which we believe saves providers time and improves accuracy.

We also provide technology solutions and professional services that enable hospitals and health systems to transform previously written-off government and commercial payer underpayments into realized revenue. Our provider revenue optimization services not only help to identify the root cause, but also help to collect and prevent underpayments from happening with audit and recovery services, accounts receivable management, denial and appeals services and performance improvement and prevention.

Ambulatory Provider Services Solutions

Pre-Care/Medical Treatment

Our patient eligibility and verification solutions assist our physician, dentist and other ambulatory healthcare provider customers in determining a patient’s current health benefits levels. These solutions help mitigate a provider’s exposure to bad debt expense by providing clarity into a patient’s insurance coverage, ultimate out-of-pocket responsibility and ability to pay.

As part of the medical treatment process, physicians, dentists and other healthcare providers use our clinical information exchange capabilities to order and access lab reports and for electronic prescribing.

Claims Management

Our claims management solutions can be delivered to a physician, dentist and other ambulatory healthcare provider via our web-based direct solutions or through our network of channel partners. In either case, our claims management solutions leverage our industry leading payer connectivity to deliver consistent and reliable access to virtually every payer in the United States. Our solutions streamline reimbursement by providing (i) tools to improve physician, dentist and other ambulatory healthcare provider workflow, edit claims prior to submission and identify errors that delay reimbursement and (ii) robust reporting to physicians, dentists and other ambulatory healthcare providers in order to track claims throughout their life-cycle and reduce claim rejections and denials.

Patient Billing and Payment

Our patient billing and payment solutions provide an efficient means for providers to bill their patients for outstanding balances due, including outsourced print and mail services for patient statements and other communications, as well as email updates to patients and online bill presentment and payment functionality. We believe our solutions are more timely, cost-effective and consistent than in-house print and mail operations and improve patient collections. In addition, we offer providers digital delivery, which enables providers to securely send invoices and other documents as an interactive attachment to a patient’s email address. Our patient payment lockbox allows providers to efficiently process patients’ paper payments, reconcile them to the original bill and automatically post these payments. Our eCashiering and merchant services solutions allow providers to collect payments from patients at the point-of-service or online.

Pharmacy Services Solutions

Prescription Benefits Administration (Payers)

Our prescription solutions provide claims processing and other administrative services for pharmacy payers and state Medicaid programs that are conducted online, in real-time, according to client benefit plan designs and present a cost-effective alternative to an in-house pharmacy claims adjudication system. These offerings also allow payers to directly manage more of their pharmacy benefits and include pharmacy claims adjudication, network and payer administration, client call center service and support, reporting, rebate management, as well as implementation, training and account management.

Claims Management and Adjudication (Providers)

Our pharmacy claims, revenue management and electronic prescribing solutions provide pharmacies and providers with integrated tools for managing efficiency and profitability through claims management, business intelligence and network infrastructure. We believe our pharmacy provider solutions improve pharmacy workflow and customer service, increase operational efficiency and patient safety and help build pharmacy revenue and customer loyalty.

Payment Posting and Denial Management (Providers)

Our payment posting and denial management solutions offer pharmacies efficient ways to monitor and track remittance and third party payment information, as well as Medicaid and Medicare claim denials, which we believe allows our pharmacy customers to improve their collections.

Customers

We generally provide solutions to our payer, provider and pharmacy customers on either a per transaction, per document, per communication, per member per month, monthly flat-fee, contingent fee or hourly basis. Our contracts with our payer, provider and pharmacy customers are generally one to three years in term and automatically renew for successive annual terms unless terminated. We also have entered into management services agreements with more than 450 of our payer customers under which we provide comprehensive services for certain eligibility and benefits verification and/or claims management services. These comprehensive management services agreements generally have terms of three years and renew automatically for successive annual terms unless terminated.

Payer Services

The payer market is comprised of more than 1,200 payers across four main payer types: Medicare/Medicaid, Blue Cross Blue Shield, fiscal intermediaries and private insurance companies. We are directly connected and provide services to virtually all payers offering electronic transaction connectivity services. We also serve the payer market with payment and remittance distribution, payment integrity and consulting services solutions. For the year ended December 31, 2013, our top ten payer customers represented approximately 14% of our total revenues and no payer customer accounted for more than 2% of our total revenues.

Provider Services

The provider market is comprised of hospitals, physicians, dentists and other healthcare providers, such as lab and home healthcare providers. We currently have contractual or submitter relationships, directly or through channel partners, with approximately 700,000 physicians, 2,700 hospitals, 81,000 dentists and 450 labs. For the year ended December 31, 2013, our top ten provider customers represented approximately 8% of our total revenues and no provider customer accounted for more than 2% of our total revenues.

Pharmacy Services

The pharmacy market is comprised of more than 60,000 chains and independent pharmacies, as well as prescription benefits solutions marketed directly to payers. We are connected and provide services to virtually all pharmacies utilizing electronic transaction connectivity services. For the year ended December 31, 2013, no pharmacy services customer accounted for more than 2% of our total revenues.

Marketing and Sales

Marketing activities for our payer, provider revenue cycle, ambulatory provider and pharmacy services solutions include direct sales, targeted direct marketing, advertising, tradeshow exhibits and events, customer workshops, web-based marketing activities, e-newsletters and conference sponsorships. We have a dedicated sales force that supports each of our payer, provider revenue cycle, ambulatory provider and pharmacy services segments. We also deliver certain of our solutions through over 600 channel partner relationships. Our channel partners include physician and dental practice management system and electronic medical record vendors, hospital information system vendors, pharmacy system vendors and other vendors that provide software and services to providers and payers. We integrate our solutions into these channel partners’ software solutions for distribution to their provider customers.

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

Our Industry

Healthcare expenditures are a significant component of the United States economy, representing approximately $2.7 trillion in 2011, or 18% of GDP, and are expected to grow at 5.7% per year to $4.7 trillion, or approximately 19.5% of GDP, in 2021. The cost of healthcare administration in the United States is approximately $360 billion per year, or 14% of total healthcare expenditures, and approximately one half of these costs was spent by payers and providers on billing and insurance-related activities. In addition, industry estimates indicate that between $68 billion and $226 billion in healthcare costs are attributable to fraud, waste and abuse each year. The growing need to slow the rise in healthcare expenditures, increased financial pressures on payers and providers and public policy initiatives to reduce healthcare administrative inefficiencies should accelerate demand for solutions that simplify the business of healthcare.

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

Increases in patient financial responsibility for healthcare expenses have put additional pressure on providers to collect payments from the patient at the point of care since more than half of every one percent increase in patient self-pay becomes bad debt. Several market trends have contributed to this growing bad debt problem, including the shift towards high-deductible health plans (“HDHPs”) and consumer-oriented plans (which grew to 15.5 million in January 2013, up from 6.1 million in January 2008), higher deductibles and co-payments for privately insured individuals and the increasing ranks of the uninsured (48 million or 15.4% of the United States population in 2011). The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“ACA”), contains measures to reduce the number of uninsured individuals, but these provisions did not become effective until 2014.

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

Competition

We compete on the basis of the size and reach of our network, our ability to offer a single-vendor solution, the breadth and functionality of solutions we offer and develop and our pricing models. While we do not believe any single competitor offers a similarly expansive suite of solutions, our payer, provider and pharmacy services compete with:

•	Healthcare transaction processing companies, including those providing EDI and/or internet based services and those providing services through other means, such as paper and fax;

•	Healthcare information system vendors that support providers and payers and their revenue and payment cycle management and clinical information exchange processes, including physician and dental practice management, hospital information and electronic medical record system vendors;

•	Large information technology and healthcare consulting service providers;

•	Health insurance companies, pharmacy benefit management companies, hospital management companies and pharmacies that provide or are developing electronic transaction and payment distribution services for use by providers and/or by their members and customers;

•	Print and mail vendors;

•	Financial institutions and payment processors that have invested in healthcare data management assets;

•	Government program eligibility and enrollment services companies; and

•	Payment integrity companies.

We also compete in some cases with certain of our customers that provide internally some of the same solutions we offer and alliances formed by our competitors. In addition, certain major software, hardware, information systems and business process outsourcing companies, both with and without healthcare companies as their partners, offer or have announced their intention to offer competitive products or services. Major competitors for our products and/or services include McKesson (RelayHealth) and UnitedHealth Group (OptumInsight), as well as other smaller competitors that typically compete in one or more product and/or service categories.

Recent Industry Trends and Developments

Substantially all of our business is directly or indirectly related to the healthcare industry and is affected by changes in the healthcare industry, including regulatory changes and fluctuations in healthcare spending. The healthcare industry is highly regulated at the federal and state levels and subject to changing political, legislative, regulatory and other influences. Although many regulatory and governmental requirements do not directly apply to our operations, these requirements affect the business of our payer, provider and pharmacy customers and the demand for our solutions. We also may be impacted by non-healthcare laws, requirements and industry standards as a result of some of our solutions. For example, laws, regulations and industry standards regulating the banking and financial services industry may impact our operations as a result of the electronic payment and remittance services we offer directly or through third party vendors. For a discussion of the risks and uncertainties affecting our business related to compliance with federal, state and other laws and regulations and other requirements, see Part I, Item 1A, “Risk Factors” of this Annual Report.

ACA

ACA significantly affects the regulatory environment in which we and our customers operate by changing how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced federal healthcare program spending, increased efforts to link federal healthcare program payments to quality and efficiency and insurance market reforms. For example, ACA, most of which became effective January 1, 2014, expands coverage through changes in Medicaid and private sector health insurance and other reforms, including the “individual mandate,” under which individuals generally must obtain insurance coverage or pay a penalty. The ACA employer mandate, which requires firms with 50 or more full-time employees to offer health insurance or pay fines, however, was delayed until January 1, 2015 and will not be fully implemented until January 1, 2016. In addition, states may choose not to implement the ACA Medicaid expansion and a number of states have chosen this option. As a result, the full impact of ACA, including its impact on our government eligibility and enrollment services offerings, is difficult to predict due to uncertainty regarding how many states will ultimately implement the Medicaid expansion, as well as the law’s complexity, lack of implementing regulations or interpretive guidance, remaining or new court challenges, implementation issues and the possibility of further delays, amendment or repeal.

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

Moreover, the integration of EHR technology with computerized physician order entry applications, such as electronic prescribing, may promote greater use of electronic transactions. Industry estimates indicate that only approximately 44% of all prescriptions are currently transmitted electronically. As a result, we believe that increasing provider adoption of electronic prescribing will continue to make it one of the fastest growing transaction types in our industry.

Implementation of Electronic Standardized Transactions

A key component of recent healthcare reform initiatives is a focus on reducing inefficiency and increasing quality of care through administrative simplification and the adoption of electronic commerce in the healthcare industry. HIPAA and its implementing regulations mandate format, data content and provider identifier standards for certain electronic healthcare transactions, including claims, enrollment, payment and eligibility inquiries. In addition, ACA requires the adoption of additional standardized electronic transactions and provides for the creation of operating rules to promote uniformity in the implementation of each standardized electronic transaction. Many of our solutions are designed to assist our customers in complying with these requirements.

Industry sources estimate that the implementation of electronic processing, including electronic processing of claims submissions, eligibility inquiries and requests, claims status requests, payment and remittance transactions, as well as taking other steps to streamline administrative processes, could provide approximately $40 billion annually in administrative cost savings. Payers and providers who are unable to exchange data in the required standard formats can achieve transaction standards compliance by contracting with a clearinghouse like us to translate between standard and non-standard formats. Under ACA, payers and service contractors of payers, including, in some cases, us, are required to certify compliance with these transaction standards to the United States Department of Health and Human Services (“HHS”). The compliance date for the certification requirement depends on the type of transaction, beginning with the earliest certification date of December 31, 2015. Our solutions have allowed numerous payers and providers to establish compliance with the transaction standards independently and at different times, reducing transition costs and risks. We continue to work with payers and providers, healthcare information system vendors and other healthcare constituents to implement fully the transaction standards.

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

Reductions in Government Healthcare Spending

In recent years, legislative and regulatory changes have limited, and in some cases reduced, the levels of payment that our customers receive for various services under the Medicare, Medicaid and other federal healthcare programs. In some cases, commercial payers base their payment rates on Medicare policy, and therefore, adjustments that negatively impact Medicare payments also may negatively impact payments received by healthcare providers from other payers. ACA provides for significant federal healthcare program spending reductions through 2019, including reductions in Medicare payments to most healthcare providers and Medicare Advantage plans. In addition to reductions required by ACA, the Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. Under the BCA, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. The Medicaid program, however, is not included in the reductions. The BCA-mandated spending reductions began on April 1, 2013 for the Medicare program and March 1, 2013 for other impacted programs. The Bipartisan Budget Act of 2013 extends these reductions through 2023. The President and Congress continue to consider deficit reduction measures and other changes to government healthcare programs that could adversely affect our customers and, as a result, our Company.

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

Our Employees

As of March 1, 2014, we had approximately 4,000 employees. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

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

The markets for our various solutions are intensely competitive, continually evolving and, in some cases, subject to rapid technological change. We face competition from many healthcare information systems companies and other technology companies within segments of the healthcare information technology and services markets. We also compete with certain of our customers that provide internally some of the same solutions that we offer. Our key competitors include: (i) healthcare transaction processing companies, including those providing EDI, and/or internet-based services and those providing services through other means, such as paper and fax; (ii) healthcare information system vendors that support providers and payers and their revenue and payment cycle management and clinical information exchange processes, including physician and dental practice management, hospital information and electronic medical record system vendors; (iii) large information technology and healthcare consulting service providers; (iv) health insurance companies, pharmacy benefit management companies, hospital management companies and pharmacies that provide or are developing electronic transaction and payment distribution services for use by providers and/or by their members and customers; (v) print and mail vendors; (vi) financial institutions and payment processors that have invested in healthcare data management assets; (vii) government program eligibility and enrollment services companies; and (viii) payment integrity companies. In addition, major software, hardware, information systems and business process outsourcing companies, both with and without healthcare companies as their partners, offer or have announced their intention to offer products or services that are competitive with solutions that we offer.

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

We have faced and will continue to face pressure to reduce our prices, which may reduce our margins, profitability and competitive position.

As electronic transaction processing further penetrates the healthcare market or becomes highly standardized, competition among electronic transaction processors is increasingly focused on pricing. This competition has placed, and could place further pressure on us to reduce our prices in order to retain market share. If we are unable to reduce our costs sufficiently to offset declines in our prices, or if we are unable to introduce new innovative offerings with higher margins, our results of operations could decline.

In addition, many healthcare industry constituents are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks, such as hospitals, and payer organizations, such as private insurance companies, consolidate, competition to provide the types of solutions we provide may become more intense and the importance of establishing and maintaining relationships with key healthcare industry constituents could become more significant. These healthcare industry constituents have, in the past, and may, in the future, try to use their market power to negotiate price reductions for our solutions. If we are forced to reduce prices, our margins will decrease and our results of operations will decline, unless we are able to achieve corresponding reductions in expenses.

Our ability to generate revenue could suffer if we do not continue to update and improve our existing solutions and develop new ones.

We must improve the functionality of our existing solutions in a timely manner and introduce new and valuable healthcare information technology and service solutions in order to respond to technological and regulatory developments and, thereby, retain existing customers and attract new ones. For example, from time to time, government agencies may alter format and data code requirements applicable to electronic transactions. In addition, our customers sometimes request that our solutions be customized to satisfy particular security protocols, modifications and other contractual terms in excess of industry norms and our standard configurations. These customer imposed requirements may impact the profitability of particular solutions and customer engagements. We may not be successful in responding to technological and regulatory developments or changing customer needs. The pace of change in the markets we serve is rapid, and there are frequent new product and service introductions by our competitors and channel partners who use our solutions in their offerings. If we do not respond successfully to technological and regulatory changes, as well as evolving industry standards and customer demands, our solutions may become obsolete. Technological changes also may result in the offering of competitive solutions at lower prices than we are charging for our solutions, which could result in our losing sales unless we lower the prices we charge. If we do lower our prices on some of our solutions, we will need to increase our margins on these solutions in order to maintain our overall profitability. In addition, the solutions we develop or license may not be able to compete with the alternatives available to our customers.

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

We have historically acquired and, in the future, plan to acquire, businesses, technologies, services, product lines and other assets. The successful integration of any businesses and assets we acquire into our operations, on a cost-effective basis, can be critical to our future performance. The amount and timing of the expected benefits of any acquisition, including potential synergies, are subject to significant risks and uncertainties. These risks and uncertainties include, but are not limited to, those relating to:

•	our ability to maintain relationships with the customers of the acquired business;

•	our ability to cross-sell solutions to customers with which we have established relationships and those with which the acquired businesses have established relationships;

•	our ability to retain or replace key personnel of the acquired business;

•	potential conflicts in payer, provider, pharmacy, vendor or marketing relationships;

•	our ability to coordinate organizations that are geographically diverse and may have different business cultures; and

•	compliance with regulatory and other requirements.

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

The United States economy has experienced significant economic uncertainty and volatility during recent years. A weakening of economic conditions could lead to reductions in demand for our solutions. For example, our revenues can be adversely affected by the impact of lower healthcare utilization trends driven by high unemployment and other economic factors. Further, weakened economic conditions or a recession could reduce the amount of income patients are able to spend on healthcare services. As a result, patients may elect to delay or forgo seeking healthcare services, which could further reduce healthcare utilization and our transaction volumes or decrease payer and provider demand for our solutions. Also, high unemployment rates could cause commercial payer membership to decline which also could lessen healthcare utilization and decrease our transaction volumes. In addition, as a result of volatile or uncertain economic conditions, we may experience the negative effects of increased financial pressures on our payer and provider customers. For instance, our business, financial condition and results of operations could be negatively impacted by increased competitive pricing pressure and a decline in our customers’ credit worthiness, which could result in us incurring increased bad debt expense. If we are not able to timely and appropriately adapt to changes resulting from a weak economic environment, our business, results of operations and financial condition may be materially and adversely affected.

There are increased risks of performance problems during times when we are making significant changes to our solutions or to systems we use to provide services. In addition, implementation of our solutions and cost savings initiatives may cost more, may not provide the benefits expected, may take longer than anticipated or may increase the risk of performance problems.

In order to respond to technological and regulatory changes and evolving industry standards, our solutions must be continually updated and enhanced. The software and systems that we use to provide services are inherently complex and, despite testing and quality control, we cannot be certain that errors will not be found in any changes, enhancements, updates and new versions that we market or use. Even if new or modified solutions do not have performance problems, our technical and customer service personnel may have difficulties in installing them or in providing any necessary training and support to customers.

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

In addition, we also periodically implement efficiency measures and other cost saving initiatives to improve our operating performance. These efficiency measures and other cost saving initiatives may not provide the benefits anticipated or do so in the time frame expected. Implementation of these measures also may increase the risk of performance problems due to unforeseen impacts on our organization, systems and processes.

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

If the security measures protecting our information technology systems are breached or fail, we could be subject to liability, and customers may curtail or stop using our solutions.

Our business relies to a significant degree upon the secure electronic transmission, use and storage of sensitive information, including personal health information, financial information and other confidential data. Despite the implementation of security measures, our infrastructure, data centers and systems that we interface with, including the internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks, terrorist attacks or other attacks by third parties or similar disruptive problems. We cannot predict whether our security measures will be adequate to prevent all possible security threats. Any of these events, including the unauthorized access, misappropriation, disclosure or loss of sensitive information, including financial or personal health information, or a significant disruption of our network, could adversely affect our ability to provide our solutions and fulfill contractual demands, could require us to devote significant financial and other resources to mitigate such problems and could increase our future security costs, including through organizational changes, deploying additional personnel and protection technologies, further training of employees and engaging third party experts and consultants. Moreover, unauthorized access, use or disclosure of certain confidential information in our possession could result in civil or criminal liability or regulatory action, including potential fines and penalties, as well as costs relating to required notifications, credit monitoring services and other necessary expenses. In addition, any actual or perceived breach of our security measures may deter customers from using or purchasing our solutions in the future. The occurrence of any of these events could disrupt our business and operations or harm our brand and reputation, either of which could adversely affect our financial condition and operating results.

Recently, there have been a number of high profile security breaches involving the improper dissemination of personal information of individuals both within and outside of the healthcare industry. Lawsuits resulting from these security breaches have sought significant monetary damages, although many of these suits have yet to be resolved. While we maintain liability insurance coverage, claims could exceed the amount of our applicable insurance coverage, if any, or this coverage may not continue to be available on acceptable terms or in sufficient amounts.

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

Errors in the software and systems we use to provide services to customers also could cause serious problems for our customers. In addition, because of the large amount of data we collect and manage, it is possible that hardware failures and errors in our systems would result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers could regard as significant. For example, errors in our transaction processing systems can result in payers paying the wrong amount, making payments to the wrong payee or delaying payments. Since some of our solutions relate to laboratory ordering and reporting and electronic prescriptions, an error in our systems also could result in injury to a patient. If problems like these occur, our customers may seek compensation from us or may seek to terminate their agreements with us, withhold payments due to us, seek refunds from us of part or all of the fees charged under our agreements, request a loan or advancement of funds or initiate litigation or other dispute resolution procedures. In addition, we may be subject to claims against us by others affected by any such problems.

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

Almost all of our revenue is either derived from the healthcare industry or could be affected by changes in healthcare spending. The healthcare industry is highly regulated and subject to changing political, legislative, regulatory and other influences. For example, ACA changes how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced Medicare program spending and insurance market reforms. Most of the provisions of ACA that increase health insurance coverage became effective in 2014, including the Medicaid expansion, establishment of health insurance exchanges to facilitate the purchase of health insurance by individuals and small employers and imposing penalties on individuals who do not obtain health insurance. ACA’s employer mandate, which will require firms with 50 or more full-time employees to offer health insurance or pay fines, however, has been delayed until January 1, 2015 and will not be fully implemented until January 1, 2016. Because states may opt out of the Medicaid expansion provisions, the number of states that will ultimately participate and under what terms is not clear. ACA insurance market reforms include increased dependent coverage, prohibitions on excluding individuals based on pre-existing conditions and mandated minimum medical loss ratios for health plans. In addition, ACA provides for significant new taxes, including an industry user tax paid by health insurance companies, as well as an excise tax on health insurers and employers offering high cost health coverage plans. ACA also imposes significant Medicare Advantage funding cuts and material reductions to Medicare and Medicaid program spending. ACA further provides for additional resources to combat healthcare fraud, waste and abuse and also requires HHS to adopt additional standards for electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

While many of the provisions of ACA are not directly applicable to us, ACA will affect the business of our payer, provider and pharmacy customers and the Medicaid programs of the states with which we have contracts. The provisions of ACA that are designed to expand health coverage potentially could result in an overall increase in transactions for our business and demand for our solutions; however, our customers may attempt to reduce spending to offset the increased costs associated with meeting the various ACA insurance market reforms. Likewise, as the Medicare payment reductions and other reimbursement changes impact our customers, our customers may attempt to seek price concessions from us or reduce their use of our solutions. Thus, ACA may result in a reduction of expenditures by customers or potential customers in the healthcare industry, which could have an adverse effect on our business, financial condition and results of operations. Further, we may experience increased costs from responding to new standardized transaction and implementation rules and our customers’ needs. In addition, several states have announced their intent not to participate in the Medicaid expansion and are considering, or may consider, legislative proposals that could affect our business or that of our customers. As a result, the full impact of ACA, including its impact on our government eligibility and enrollment services offerings, is difficult to predict due to uncertainty regarding how many states will ultimately implement the Medicaid expansion, as well as the law’s complexity, lack of implementing regulations or interpretive guidance, remaining or new court challenges, implementation issues and the possibility of further delays, amendments or repeal.

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

In addition, other general reductions in expenditures by healthcare industry constituents could result from, among other things:

•	government regulation or private initiatives that affect the manner in which providers interact with patients, payers or other healthcare industry constituents, including changes in pricing or means of delivery of healthcare solutions;

•	reductions in governmental funding for healthcare, in addition to reductions required by ACA, such as reductions resulting from the BCA, which requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs, and the Bipartisan Budget Act of 2013, which extends these cuts through 2023; and

•	adverse changes in business or economic conditions affecting payers, providers, pharmaceutical companies, medical device manufacturers or other healthcare industry constituents.

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

The healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur. The timing and impact of developments in the healthcare industry are difficult to predict. Furthermore, we are unable to predict how providers, payers, pharmacies and other healthcare market participants will respond to the various reform provisions contained in ACA, some of which are not yet fully implemented and could be further delayed, repealed or blocked. We cannot be sure that the markets for our solutions will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

Government regulation, industry standards and other requirements creates risks and challenges with respect to our compliance efforts and our business strategies.

The healthcare industry is highly regulated and subject to frequently changing regulatory and other requirements. Many healthcare laws and regulations are complex, and their application to specific services and relationships may not be clear. Because our customers are required to comply with these requirements, we may be impacted as a result of our contractual obligations even when we are not directly subject to them. For many of these requirements, there is little history of regulatory or judicial interpretation upon which to rely. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information solutions that we provide, and these laws and regulations may be applied to our solutions in ways that we do not anticipate. ACA and other federal and state efforts to reform or revise aspects of the healthcare industry or to revise or create additional statutory and regulatory requirements could impact our operations, the use of our solutions and our ability to market new solutions, or could create unexpected liabilities for us. We also may be impacted by non-healthcare laws, industry standards and other requirements as a result of some of our solutions. For example, laws, regulations and industry standards regulating the banking and financial services industry may impact our operations as a result of the electronic payment and remittance services we offer directly or through third party vendors. We are unable to predict what changes to laws, regulations and other requirements might be made in the future or how those changes could affect our business or the costs of compliance.

We have attempted to structure our operations to comply with legal and other requirements applicable to us directly and to our customers and third party contractors, but there can be no assurance that our operations will not be challenged or impacted by enforcement initiatives. Any determination by a court or agency that our solutions violate, or cause our customers to violate, applicable laws, regulations or other requirements could subject us or our customers to civil or criminal penalties. Such a determination also could require us to change or terminate portions of our business, disqualify us from serving customers who are or do business with government entities or cause us to refund some or all of our service fees or otherwise compensate our customers. In addition, failure to satisfy laws, regulations or other requirements could adversely affect demand for our solutions and could force us to expend significant capital, research and development and other resources to address the failure. Even an unsuccessful challenge by regulatory and other authorities or private whistleblowers could result in loss of business, exposure to adverse publicity and injury to our reputation and could adversely affect our ability to retain and attract customers. Laws, regulations and other requirements impacting our operations include the following:

•	HIPAA Privacy and Security Requirements. There are numerous federal and state laws and regulations related to the privacy and security of personal health information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. We are directly subject to the HIPAA privacy and security regulations as a “Covered Entity” with respect to our operations as a healthcare clearinghouse and, as a result of ARRA, are directly subject to certain provisions of the regulations as a “Business Associate” through our relationships with customers. In January 2013, HHS published a final rule implementing many provisions of ARRA (the “HHS Final Rule”). Among other things, this rule required revisions to many of our business associate agreements with customers and our subcontractors. Compliance with this rule generally was required beginning September 23, 2013, except that existing business associate agreements may qualify for an extended compliance date of September 23, 2014.

The privacy regulations established under HIPAA also provide patients with rights related to understanding and controlling how their health information is used and disclosed. To the extent permitted by applicable privacy regulations and our contracts with our customers, we may use and disclose protected health information to perform our services and for other limited purposes, such as creating de-identified information, but other uses and disclosures, such as marketing communications, require written authorization from the individual or must meet an exception specified under the privacy regulations. Determining whether data has been sufficiently de-identified to comply with the HIPAA privacy standards and our contractual obligations may require complex factual and statistical analyses and may be subject to interpretation.

If we are unable to properly protect the privacy and security of protected health information entrusted to us, we could be found to have breached our contracts with our customers. Further, if we fail to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties. ARRA also increased the penalties for HIPAA violations and strengthened the enforcement provisions of HIPAA. HHS has the discretion to impose penalties without being required to attempt to resolve violations through informal means, such as implementing a corrective action plan, and is required to perform compliance audits, which may result in increased enforcement activity. Although we have implemented and maintain policies and processes to assist us in complying with these regulations and our contractual obligations, we cannot provide assurance regarding how these standards will be interpreted, enforced or applied to our operations.

•	Other Privacy and Security Requirements. In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of personal health information and healthcare provider information. Some states also are considering new laws and regulations that further protect the confidentiality, privacy and security of medical records or other types of medical information. In many cases, these state laws are not preempted by the HIPAA privacy standards and may be subject to interpretation by various courts and other governmental authorities. Further, the United States Congress and a number of states have considered or are considering prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the United States.

•	Data Protection and Breaches. In recent years, there have been a number of well-publicized data breaches involving the improper dissemination of personal information of individuals both within and outside of the healthcare industry. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals. In many cases, these laws are limited to electronic data, but states are increasingly enacting or considering stricter and broader requirements. Under ARRA, Covered Entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay but not to exceed 60 days following discovery of the breach by a Covered Entity or its agents. Notification also must be made to HHS and, in certain circumstances involving large breaches, to the media. Business Associates must report breaches of unsecured protected health information to Covered Entities within 60 days of discovery of the breach by the Business Associate or its agents. As a result of changes made by the HHS Final Rule, a non-permitted use or disclosure is presumed to be a breach unless the Covered Entity or Business Associate establishes that there is a low probability the protected health information has been compromised. This presumption and the standard for determining whether a non-permitted use or disclosure constitutes a breach will likely result in a greater number of incidents involving the non-permitted use and disclosure of unsecured protected health information being classified as breaches and, thus, a greater number of required notifications.

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

•	HIPAA Transaction and Identifier Standards. HIPAA and its implementing regulations mandate format and data content standards and provider identifier standards (known as the National Provider Identifier) that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. As required by ACA, HHS has established standards that health plans must use for electronic fund transfers with providers, has established operating rules for certain transactions and is in the process of establishing operating rules to promote uniformity in the implementation of the remaining types of covered transactions. ACA also requires HHS to establish standards for health claims attachment transactions. Further, HHS has published a final rule adopting updated standard code sets for diagnoses and procedures known as the ICD-10 code sets. The use of the ICD-10 code sets is required by October 1, 2014.

HHS has established a unique health plan identifier that health plans must obtain by November 5, 2014 and that Covered Entities must use to identify health plans in standardized transactions beginning on November 7, 2016. HHS also has established an “other entity identifier” that entities involved in healthcare transactions that are not health plans, providers or individuals may opt to obtain and use.

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

In addition, the FCA and some state false claims laws provide significant civil and criminal penalties for noncompliance and can be enforced by private individuals through “whistleblower” or qui tam actions on behalf of the government alleging that the defendant has defrauded the government. For example, the federal Civil Monetary Penalty Law provides for penalties ranging from $10,000 to $50,000 per prohibited act and assessments of up to three times the amount claimed or received. Further, violations of the FCA are punishable by treble damages and penalties of up to $11,000 per false claim, and whistleblowers may receive a share of amounts recovered. Under ACA, civil penalties also may be imposed for the failure to report and return an overpayment made by the federal government within 60 days of identifying the overpayment and also may result in liability under the FCA. ACA provides that submission of a claim for an item or service generated in violation of the Anti-Kickback Law constitutes a false or fraudulent claim under the FCA. Whistleblowers and the federal government have taken the position and some courts have held, that providers who allegedly have violated other statutes, such as the Stark Law, have thereby submitted false claims under the FCA. We rely on our customers to provide us with accurate and complete information.

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

•	Financial Services Related Laws and Rules. Financial services and electronic payment processing services are subject to numerous laws, regulations and industry standards. These laws may subject us, our vendors and our customers to liability as a result of our payment distribution and processing solutions. Although we do not act as a bank, we offer solutions that involve banks, or vendors who contract with banks and other regulated providers of financial services. As a result, we may be impacted by banking and financial services industry laws, regulations and industry standards, such as licensing requirements, solvency standards, requirements to maintain the privacy and security of nonpublic personal financial information and Federal Deposit Insurance Corporation deposit insurance limits. In addition, our patient billing and payment distribution and processing solutions may be impacted by payment card industry operating rules, certification requirements, state prompt payment laws and other rules governing electronic funds transfers. If we fail to comply with applicable payment processing rules or requirements, we may be subject to fines and changes in transaction fees and may lose our ability to process credit and debit card transactions or facilitate other types of billing and payment solutions. Moreover, payment transactions processed using the Automated Clearing House Network are subject to network operating rules promulgated by the National Automated Clearing House Association and to various federal laws regarding such operations, including laws pertaining to electronic funds transfers, and these rules and laws may impact our billing and payment solutions. Further, our solutions may impact the ability of our payer customers to comply with state prompt payment laws. These laws require payers to pay healthcare claims meeting the statutory or regulatory definition of a “clean claim” within a specified time frame.

•	United States Postal Service Laws and Regulations. Our patient billing and payment and payment distribution services solutions provide mailing services primarily delivered through the United States Postal Service (“USPS”). Although we generally pass these costs through to our customers, postage is the largest component of our costs of operations. Postage rates are dependent on the operating efficiencies of the USPS and legislative and regulatory mandates imposed on the USPS as a result of various fiscal and political factors. Accordingly, new USPS laws or regulations, including changes in the interpretation of existing regulations, changes in the operations of USPS and recent or future rate increases, may negatively impact our business and results of operations. For example, if measures taken by the USPS to reduce its operating costs are not effective, additional postage rate increases or other operational changes may occur. We also rely on significant discounts from the basic USPS postage rate structure, which could be changed or discontinued at any time. While we cannot predict the timing or magnitude of such changes, the current economic and political environment is likely to lead to further rate increases and/or changes in the operations, policies and regulatory interpretations of the USPS. Because we may be unable to implement changes mandated by the USPS in our operations or pass future rate increases through to our customers, any failure or alleged failure to comply with applicable laws and regulations, or any adverse applications of, or changes in, the USPS laws and regulations affecting our business, could have a material adverse effect on our operating results and/or financial condition.

Legislative changes and contractual limitations may impede our ability to utilize our offshore service capabilities.

In our operations, we have contractors located outside of the United States who may have access to personal health information in order to assist us in performing services for our customers. From time to time, the United States Congress considers legislation that would restrict the transmission of personal health information regarding a United States resident to any foreign affiliate, subcontractor or unaffiliated third party without adequate privacy protections or without providing notice to the identifiable individual of the transmission and an opportunity to opt out. Some of the proposals considered would have required patient consent and imposed liability on healthcare businesses arising from the improper sharing or other misuse of personal health information. Congress also has considered creating a private civil cause of action that would allow an injured party to recover damages sustained as a result of a violation of these proposed restrictions. Furthermore, a number of states have considered prohibitions or limitations on the disclosure of medical or other personal information to individuals or entities located outside of the United States. If legislation of this type is enacted, our ability to utilize offshore resources may be impeded, and we may be subject to sanctions for failure to comply with the new mandates of the legislation. In addition, the enactment of such legislation could result in such work being performed at a lower margin of profitability, or even at a loss. Further, as a result of concerns regarding the possible misuse of personal health information, some of our customers have contractually limited our ability to use our offshore resources. Use of offshore resources may increase our risk of violating our contractual obligations to our customers to protect the privacy and security of personal health information provided to us, which could adversely impact our reputation and operating results.

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

Among other things, our solutions include printing and mailing checks and/or facilitating electronic funds transfers for our payer customers and handling mail and payments from payers and from patients for many of our provider customers. These services frequently include handling original checks, payment card information, banking account information and may include currency. Even in those cases in which we do not facilitate payments or handle original documents or mail, our services also involve the use and disclosure of personal and business information that could be used to impersonate third parties or otherwise gain access to their data or funds. If any of our employees or contractors takes, converts or misuses such funds, documents or data, or we experience a data breach creating a risk of identity theft, we could be liable for damages, and our business reputation could be damaged or destroyed. In addition, we could be perceived to have facilitated or participated in illegal misappropriation of funds, documents or data and, therefore, be subject to civil or criminal liability. Federal and state regulators may take the position that a data breach or misdirection of data constitutes an unfair or deceptive act or trade practice. We also may be required to notify individuals affected by any data breaches. Further, a data breach or similar incident could impact the ability of our customers that are creditors to comply with the federal “red flags” rules, which require the implementation of identity theft prevention programs to detect, prevent and mitigate identity theft in connection with customer accounts.

Contractual relationships with customers that are governmental agencies or are funded by government programs may impose special burdens on us and provide special benefits to those customers.

A portion of our revenues comes from customers that are governmental agencies or are funded by government programs. Our contracts and subcontracts may be subject to some or all of the following:

•	termination when appropriated funding for the current fiscal year is exhausted;

•	termination for the governmental customer’s convenience, subject to a negotiated settlement for costs incurred and profit on work completed, along with the right to place contracts out for bid before the full contract term, as well as the right to make unilateral changes in contract requirements, subject to negotiated price adjustments;

•	compliance and reporting requirements related to, among other things, agency specific policies and regulations, information security, subcontracting requirements, equal employment opportunity, affirmative action for veterans and workers with disabilities and accessibility for the disabled;

•	broad audit rights; and

•	specialized remedies for breach and default, including setoff rights, retroactive price adjustments and civil or criminal fraud penalties, as well as mandatory administrative dispute resolution procedures instead of state contract law remedies.

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

We rely upon a combination of trade secret, copyright and trademark laws, license agreements, confidentiality procedures, nondisclosure agreements and technical measures to protect the intellectual property used in our business. The steps we have taken to protect and enforce our proprietary rights and intellectual property may not be adequate. For instance, we may not be able to secure trademark or service mark registrations for marks in the United States or in foreign countries or take similar steps to secure patents for our proprietary applications. Third parties may infringe upon or misappropriate our copyrights, trademarks, service marks, patents and other intellectual property rights. If we believe a third party has misappropriated our intellectual property, litigation may be necessary to enforce and protect those rights, which would divert management resources, would be expensive and may not effectively protect our intellectual property. As a result, if anyone infringes or misappropriates our intellectual property, it may have an adverse effect on our business, financial condition and results of operations.

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

A write-off of all or a part of our long-lived assets (including identifiable intangible assets and goodwill) would adversely affect our operating results and reduce our net worth.

We have significant long-lived assets which include property and equipment, identifiable intangible assets and goodwill. As of December 31, 2013, we had $269.5 million of property and equipment, $1,632.7 million of identifiable intangible assets and $1,502.4 million of goodwill on our balance sheet, which represented in excess of 90% of our total assets. We amortize property and equipment and identifiable intangible assets over their estimated useful lives which range from 1 to 20 years. Though we are not permitted to amortize goodwill under United States generally accepted accounting principles, we evaluate our goodwill for impairment at least annually. In the event an impairment of any of our long-lived assets is identified, a charge to earnings would be recorded. Although it would not affect our cash flow, a write-off in future periods of all or a part of these long-lived assets would adversely affect our financial condition and operating results. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Goodwill and Intangible Assets” of this Annual Report.

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

From time to time, we are a party to legal and regulatory proceedings, including matters involving governmental agencies and entities with whom we do business and other proceedings arising in the ordinary course of business. In addition, there are an increasing number of investigations and proceedings in the healthcare industry generally that seek recovery under HIPAA, the federal Anti-Kickback Law, the FCA and other statutes and regulations applicable to our business. We also may be subject to legal proceedings under non-healthcare laws affecting our business, such as employment, banking and financial services and USPS laws and regulations. We evaluate our exposure to these legal and regulatory proceedings and establish reserves for the estimated liabilities in accordance with United States generally accepted accounting principles. Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions and accompanying changes in established reserves, could have an adverse impact on our financial results.

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

We are a party to tax receivable agreements which obligate us to make payments to certain of our current and former owners, including affiliates of Blackstone, Hellman & Friedman and certain members of management, equal to 85% of the applicable cash savings that we realize as a result of tax attributes arising from certain previous transactions, including the 2011 Transactions (Blackstone, together with affiliates of Hellman & Friedman and certain current and former members of management, are hereinafter sometimes referred to collectively as the “TRA Members”).

The payments we are required to make under the tax receivable agreements could be substantial. The amount and timing of any payments under the tax receivable agreements will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and the tax rate then applicable. We expect that, assuming no material changes in tax law and that we earn sufficient taxable income to realize the full potential tax benefit, future payments will range from $0.9 million to $72.8 million per year over the next 15 years. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding payments due under the tax receivable agreements. As of December 31, 2013, we expected total remaining payments under the tax receivable agreements of approximately $359.2 million. $151.5 million of this amount, which included the initial fair value of the tax receivable agreement obligations at the time of the Merger plus accretion to date, was reflected as an obligation on the balance sheet at December 31, 2013.

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

As of December 31, 2013, our total debt was $2,063.4 million (before the deduction of unamortized debt discount of $33.1 million), comprised of $1,278.3 million of senior secured indebtedness under our Term Loan Facility, $375.0 million of indebtedness under the 2019 Notes, $375.0 million of indebtedness under the 2020 Notes and $35.1 million of indebtedness under our data sublicense agreement and other financing arrangements. Additionally, we had $119.9 million of unutilized capacity under our Revolving Facility. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis or on terms satisfactory to us or at all.

Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on the Senior Credit Facilities and the Senior Notes;

•	increasing our vulnerability to general economic and industry conditions;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as our borrowings under our Senior Credit Facilities are at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged; and

•	increasing our cost of borrowing.

Borrowings under our Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness may increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Due to a floor on the floating rate index of 1.25% under the Term Loan Facility, a 0.125% increase in the floating rates on the funded amounts under our Senior Credit Facilities would have had only a negligible impact on our annual cash interest expense. Assuming all revolving loans are drawn under the Revolving Facility, a 0.125% change in the floating rate would result in an additional $0.2 million increase in our annual cash interest expense. In January 2012, we entered into interest rate swaps that involve the exchange of floating for fixed rate interest payments that partially reduced our exposure to interest rate volatility. However, we may not maintain these interest rate swaps as currently structured with respect to our variable rate indebtedness, and any future additional swaps we enter into may not fully mitigate our interest rate risk.

Despite our substantial indebtedness, we may still be able to incur significantly more debt. The incurrence of additional debt could increase the risks associated with our substantial leverage, including our ability to service our indebtedness.

We and our subsidiaries may be able to incur significant additional indebtedness in the future, including additional tranches of term loans, increased commitments under the Revolving Facility or the Term Loan Facility or one or more incremental Revolving Facility tranches. Although the indentures governing the Senior Notes and the credit agreement (as amended, the “Senior Credit Agreement”) governing the Senior Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If we incur additional indebtedness or other obligations, the current risks related to our substantial leverage would increase and could have a negative impact on us or our credit ratings.

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

The Senior Credit Agreement requires us to comply with a quarterly maximum consolidated first lien net leverage ratio test. In addition, our Senior Credit Facilities include negative covenants that, among other things and subject to certain significant exceptions, limit our ability and the ability of our restricted subsidiaries to:

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

Our ability to borrow additional amounts under our Senior Credit Facilities depends upon satisfaction of these and numerous additional covenants related to our financial condition covenant. Events beyond our control can affect our ability to meet these covenants.

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

We also lease approximately 93,000 square feet of office space at a facility in Toledo, Ohio for our patient billing and payment services operations subject to a lease agreement due to expire in February 2015. In addition, in early 2013, we moved certain of our payment distribution services to a new location in Bridgeton, Missouri, a suburb of St. Louis, of approximately 116,000 square feet subject to a lease agreement due to expire in November 2023.

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

The following table sets forth our selected historical consolidated financial data at the dates and for the periods indicated. The selected historical consolidated financial data as of December 31, 2013 and 2012, and for the years ended December 31, 2013 and 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 presented in this table, have been derived from the historical audited consolidated financial statements included in this Annual Report. The selected historical consolidated financial data as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 presented in this table have been derived from our historical audited consolidated financial statements not included in this Annual Report.

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

	Successor			Predecessor
	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012	November 2, 2011 through December 31, 2011	January 1, 2011 through November 1, 2011 2011	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009
			(In thousands)
Statement of Operations Data:(1)
Revenues(4)	$1,242,567	$1,152,313	$187,116	$913,779	$1,002,152	$918,448
Costs and expenses:
Cost of operations(4)	758,025	693,819	111,905	544,407	605,429	556,461
Development and engineering	32,612	34,591	5,268	26,828	31,291	30,218
Sales, marketing, general and administrative	180,637	151,137	23,910	123,361	123,232	125,492
Depreciation and amortization	183,839	187,225	29,094	128,761	124,721	105,321
Accretion	26,470	8,666	2,459	—	—	—
Transaction related costs	—	1,250	17,857	66,625	—	—

Total costs and expenses	1,181,583	1,076,688	190,493	889,982	884,673	817,492

Operating income (loss)	60,984	75,625	(3,377)	23,797	117,479	100,956
Interest expense, net	153,169	172,253	29,343	43,202	61,017	70,171
Loss on extinguishment of debt	23,160	21,853	—	—	—	—
Other	(4,202)	—	(5,841)	(8,023)	(9,284)	(519)

Income (loss) before income taxes	(111,143)	(118,481)	(26,879)	(11,382)	65,746	31,304
Income tax provision	(36,685)	(40,146)	(10,185)	8,201	32,579	17,301

Net income (loss)	(74,458)	(78,335)	(16,694)	(19,583)	33,167	14,003
Net income attributable to noncontrolling interest	—	—	—	5,109	13,621	4,422

Net income (loss) attributable to Emdeon Inc.	$(74,458)	$(78,335)	$(16,694)	$(24,692)	$19,546	$9,581

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:(1)
Cash and cash equivalents	$76,538	$31,763	$37,925	$99,188	$211,999
Total assets	3,747,882	3,769,118	3,832,067	2,491,565	2,229,413
Total debt(2)	2,030,356	2,017,010	1,961,108	946,243	840,682
Tax receivable obligations to related parties(3)	150,496	125,003	117,810	142,279	142,044
Total equity	$968,546	$1,032,151	$1,103,789	$1,055,288	$979,869

(1)	As a result of our history of business combinations, our financial position and results of operations may not be comparable for each of the periods presented.
(2)	Our debt at December 31, 2013, 2012, 2011, 2010 and 2009 is reflected net of unamortized debt discount of approximately $33.1 million, $51.3 million, $58.5 million, $42.6 million and $53.3 million, respectively, related to original loan fees and purchase accounting adjustments to discount the debt to fair value. Total debt as of December 31, 2013, 2012, 2011, 2010 and 2009 includes an obligation of approximately $22.5 million, $26.9 million, $30.6 million $40.3 million and $37.6 million, respectively related to our data sublicense agreement.
(3)	In connection with the Merger, the tax receivable obligation to related parties was recorded at fair value. In the Predecessor periods, the liability was recorded at total expected payments.
(4)	Rebates to channel partners who are also customers are presented as a reduction of revenue for the years ended December 31, 2013 and 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, and are generally presented within cost of operations for the years ended December 31, 2010 and 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During 2013, we delivered our solutions and operated our business in four operating segments: (i) payer services, which provides solutions to commercial insurance companies, third party administrators and governmental payers; (ii) provider revenue cycle solutions, which provides solutions primarily to hospitals and large physician practices; (iii) ambulatory provider services, which provides solutions, both directly and through our channel partners, primarily to small physician practices, dentists, labs and other healthcare providers; and (iv) pharmacy services, which provides solutions to pharmacies, pharmacy benefit management companies, government agencies and other payers. Through our payer services segment, we provide payment cycle solutions that simplify the administration of healthcare related to insurance eligibility and benefit verification, claims management, payment integrity and payment distribution. Additionally, we provide consulting services through our payer services segment. Through our provider revenue cycle solutions segment, we provide revenue cycle management solutions, government program eligibility and enrollment services and revenue optimization solutions that simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow. Through our ambulatory provider services segment, we provide, both directly and through our channel partners, revenue cycle management solutions and patient billing and payment services that simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow. Through our pharmacy services segment, we provide electronic prescribing and other electronic solutions related to prescription benefit claim filing, adjudication and management.

There are a number of company-specific initiatives and industry trends that may affect our transaction volumes, revenues, cost of operations and margins. As part of our strategy, we encourage our customers to migrate from paper-based claim, patient billing and payment, payment distribution and other transaction processing to electronic, automated processing in order to improve efficiency. Our business is aligned with our customers to support this transition, and as they migrate from paper-based transaction processing to electronic processing, even though our revenues for an applicable customer generally will decline, our margins and profitability will typically increase. For example, because the cost of postage is included in our revenues for patient billing and payment services (which is then also deducted as a cost of operations), when our customers transition to electronic processing, our revenues and costs of operations are expected to decrease as we will no longer incur or be required to charge for postage. As another example, as our payer customers migrate to comprehensive management services agreements with us, our electronic transaction volume usually increases while the rebates we pay and the per transaction rates we charge under these agreements are typically reduced.

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

We also expect to continue to be affected by general economic, regulatory and demographic factors affecting the healthcare industry. For several years, there has been pricing pressure in our industry, particularly as it relates to our claims management solutions, which has led and is expected to continue to lead to reduced prices for the same services. We have sought in the past and will continue to seek to mitigate pricing pressure by providing additional value-added solutions, increasing the volume of solutions we provide and managing our costs. In addition, significant changes in regulatory schemes, such as HIPAA, ARRA, ACA and other federal healthcare policy initiatives, impact our customers’ healthcare activities and can result in increased operating costs and capital expenditures for us. In particular, we believe the ACA will significantly affect the regulatory environment in which we and our customers operate by changing how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced federal healthcare program spending, increased efforts to link federal healthcare program payments to quality and efficiency and insurance market reforms. Also, changes in federal and state reimbursement patterns and rates can impact the revenues in certain of our business lines. We are unable to predict how providers, payers, pharmacies and other healthcare market participants will respond to the various reform provisions of ACA, and we cannot be sure that the markets for our solutions, particularly our government program eligibility and enrollment services solutions, will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

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

Recent Developments

We reorganized our segments as payer services, provider services and pharmacy services effective January 1, 2014. This discussion and analysis reflects our segments as managed during the periods presented.

In February 2014, we acquired all of the equity interests of Vieosoft Inc., a development stage enterprise, for initial cash consideration contingent cash consideration that varies based on the performance of the acquired business in each of the four years following the acquisition. Such contingent consideration payments are limited to a maximum of $42.0 million on a cumulative basis over the respective periods.

Our Revenues and Expenses

We generate virtually all of our revenue by using technology solutions to provide our customers services that automate and simplify business and administrative functions for payers, providers and pharmacies generally on either a per transaction, per document, per communication, per member per month, monthly flat-fee, contingent fee or hourly basis.

Cost of operations consists primarily of costs related to services we provide to customers and costs associated with the operation and maintenance of our networks. These costs primarily include postage and materials costs related to our patient billing and payment and payment distribution services, rebates paid to our channel partners (net of rebates to certain customers that offset revenue) and data communications costs, all of which generally vary with our revenues and/or volumes. Cost of operations also includes personnel costs associated with production, network operations, customer support and other personnel, facilities expenses and equipment maintenance, all of which vary less directly with our revenue and/or volumes due to the fixed or semi-fixed nature of these expenses.

The largest component of our cost of operations is postage, which is incurred in our patient billing and payment and payment distribution services businesses and which is also a component of our revenue in those businesses. Our postage costs increase as our patient billing and payment services volumes increase and also when the USPS increases postage rates. Postage rate increases, while generally billed as pass-through costs to our customers, affect our cost of operations as a percentage of revenue. In prior years, we have offset the impact of postage rate increases on cost of operations as a percentage of revenue through cost reductions from efficiency measures, including data communication expense reductions and production efficiencies. Though we plan to implement additional efficiency measures, we may not be able to offset the impact of postage rate increases in the future and, as a result, cost of operations as a percentage of revenue may increase if postage rate increases continue. Although the USPS historically has increased postage rates annually in most recent years, including in January 2013 and 2014, the frequency and nature of such annual increases may not occur as regularly in the future.

Rebates are paid to channel partners for electronic and other volumes delivered through our network to certain payers and can be impacted by the number of comprehensive management services agreements we execute with payers, the associated rate structure with our payer customers, the success of our direct sales efforts to providers and the extent to which direct connections to payers are developed by our channel partners. While these rebates are generally a component of our cost of operations, in cases where the channel partners are also our customers, these rebates generally are recognized as an offset to revenue.

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

Our development and engineering expense, sales, marketing, general and administrative expense and corporate expense, while related to our current operations, also are affected and influenced by our future plans, including the development of new solutions, business strategies and enhancement and maintenance of our infrastructure.

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

Our income taxes consist of federal and state income taxes. These amounts include current income taxes payable, as well as income taxes for which the payment is deferred to future periods and dependent on the occurrence of future events. Our income tax expense historically has varied from the expense that would be expected based on statutory rates due principally to our organizational structure and differences in the book and tax basis of our investment in EBS Master LLC (“EBS Master”). The recognition of valuation allowances related to certain net operating loss carryovers and other items also can affect our income tax expense. For additional information, see the discussion of income taxes in the section “Significant Items Affecting Comparability-Income Taxes”.

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

•

Reduction in the carrying value of our tax receivable agreement obligations to fair value. For periods prior to the Merger, our tax receivable agreement obligations were reported at the amount that was both probable of payment and reasonably estimable. In connection with the Merger, we were required to adjust these obligations to their fair value. Our tax receivable agreement obligations fair value reflects three significant factors that were not previously considered in the carrying value: (i) the impact of a restructuring, effective December 31, 2011, to simplify our corporate structure, (ii) the exchange of units of EBS Master (“EBS Units”) for cash or stock of Parent and (iii)

discounting of the tax receivable agreement obligations for the time value of money. The effect of these additional factors resulted in a significant increase in the total payments due under the tax receivable agreements. We currently expect the remaining payments to total $359.2 million. After discounting the obligations for the time value of money, however, the fair value of the obligations at the time of the Merger was $115.0 million. As a result, our consolidated statement of operations for periods following the Merger will reflect accretion expense to adjust the fair value of our tax receivable agreement obligations to the total expected payments. Such accretion expense for the years ended December 31, 2013 and 2012 and for the period from November 2, 2011 to December 31, 2011 totaled approximately $26.5 million, $8.7 million and $2.5 million, respectively.

•	Reduction to fair value of our deferred revenue related to outstanding products and services to be provided in periods following the Merger. In connection with the Merger, we reduced our deferred revenue to the amount attributable to our remaining contractual obligations at the time of the Merger. As a result of this reduction, our revenue in periods following the Merger will be reduced, as compared to what would have been recognized without this adjustment. This reduction of revenue for the years ended December 31, 2013 and 2012 and for the period from November 2, 2011 to December 31, 2011 was approximately $0.8 million, $4.9 million and $2.2 million, respectively.

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

Acquisitions and Divestitures

We actively evaluate opportunities to improve and expand our business through targeted acquisitions that are consistent with our strategy. On occasion, we also may dispose of certain components of our business that no longer fit within our overall strategy. Because of our acquisition and divestiture activity as well as the shifting revenue mix of our business due to this activity, our results of operations may not be directly comparable among periods. The following summarizes our acquisition transactions since January 1, 2011 and affected segments:

Date	Business	Description	Affected Segment
May 2011	EquiClaim, LLC (“EquiClaim”)	Technology-enabled provider of healthcare audit and recovery solutions	Payer Services
May 2012	TC3 Health, Inc. (“TC3”)	Technology-enabled provider of cost containment and payment integrity solutions	Payer Services
June 2013	Goold Health Systems (“Goold”)	Technology-enabled provider of pharmacy benefit and related services primarily to state Medicaid agencies	Pharmacy Services

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

Efficiency Measures

We evaluate and implement efficiency measures and other cost savings initiatives on an ongoing basis to improve our financial and operating performance through reorganization, cost savings, productivity improvements and other process improvements. For instance, we continue to consolidate our data centers, operations and networks and outsource certain information technology and operations functions. The implementation of these measures often involve upfront costs related to severance, professional fees, contractor costs and/or capital expenditures, with the cost savings or other improvements not realized until the measures are successfully completed.

Income Taxes

Our blended statutory federal and state income tax rate ranges from 37% to 40%. Our effective income tax rate, however, is affected by several factors. The following table and subsequent commentary reconciles our federal statutory rate to our effective income tax rate and the subsequent commentary describes the more significant of the reconciling factors:

	Successor			Predecessor
	Fiscal	Fiscal	November 2	January 1
	Year end	Year end	through	through
	December 31,	December 31,	December 31,	November 1,
	2013	2012	2011	2011
Statutory U.S. federal tax rate	35.00%	35.00%	35.00%	35.00%
State income taxes (net of federal benefit)	(1.89)	(2.95)	3.68	52.49
Meals and entertainment	(0.88)	(0.29)	(0.65)	(3.36)
2011 Transactions related costs	—	—	(0.49)	(34.77)
Other	(1.18)	(0.05)	(0.64)	1.55
Tax credits	0.02	0.16	0.53	11.14
Equity compensation	—	—	—	(62.26)
Non-timing basis differences	0.95	0.19	0.37	(89.58)
Noncontrolling interest	—	—	—	15.71
Domestic production	—	2.85	—	—
Uncertain tax positions	(0.32)	(1.23)	—	—
Foreign loss not benefited	0.23	0.20	0.09	2.03
Change in valuation allowance	1.06	—	—	—

Effective income tax rate	32.99%	33.88%	37.89%	(72.05)%

Equity compensation—Prior to the Company’s August 2009 initial public offering (the “IPO”), certain members of our senior management team and board of directors held profits interest in EBS Master which had only a nominal, if any, value at the date they were originally granted. Because of this nominal value, each of the profits interest holders made an election to pay income taxes based on the fair value of the profits interest on the grant date. As a result, while the Company recognized compensation expense related to these awards as they vested, the Company received no tax deduction related to these awards.

Non-timing basis differences— Due to our organizational structure prior to the 2011 Transactions, certain items, including a portion of our equity compensation, other comprehensive income and income of corporate consolidated subsidiaries of EBS Master, affected our book basis in EBS Master without similarly affecting our tax basis in EBS Master. In the case of our corporate consolidated subsidiaries, the Company recognized income tax expense both at the subsidiary and the parent company level for the same income (once as it was earned at the subsidiary level and once as a result of the tax effect of the difference in tax and book basis of the limited liability company which controlled those corporate subsidiaries). As a result, in periods prior to the 2011 Transactions, our effective income tax rates were impacted by these matters. In connection with the 2011 Transactions, our organizational structure was simplified such that the impact of these factors has been less than periods prior to the 2011 Transactions. In January 2014, the Company effected a change in the tax status of EBS Master from a partnership to a corporation.

Noncontrolling interest— Prior to the 2011 Transactions, a portion of the interests of EBS Master were held by entities not under our control. Accordingly, we historically recognized income tax expense only for the portion of the income generated by EBS Master that was attributable to us. In connection with the 2011 Transactions, EBS Master became a wholly owned subsidiary of the Company.

Change in valuation allowance—We record valuation allowances or reverse existing valuation allowances related to assumed future income tax benefits depending on circumstances and factors related to our business. During 2013, we recognized a capital gain associated with the sale of an equity investment that resulted in a partial reversal of our valuation allowance related to a previously recognized capital loss.

State Income Taxes— Our effective tax rate for state income tax was impacted by changes in our uncertain tax positions, valuation allowances, regulatory environment and apportionment. Additionally, during 2013, we changed our methodology of estimating income taxes from a separate return basis to, where permitted by the state taxing authorities, a consolidated state return basis. During the period from January 1, 2011 to November 1, 2011, we recognized an income tax benefit of approximately $8.0 million related to an interpretive change by regulatory authorities in the state of Tennessee.

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

Parent assumed the 2009 Plan in connection with the 2011 Transactions, by adopting the Beagle Parent Corp. Amended and Restated 2009 Equity Incentive Plan (the “Parent Equity Plan”). Pursuant to the Parent Equity Plan, 150,000 shares of Parent common stock have been reserved for the issuance of equity awards to employees, directors and consultants of Parent and its affiliates.

Parent grants equity-based awards of Parent common stock to certain employees and directors under the Parent Equity Plan. Grants under the Parent Equity Plan consist of one, or a combination, of time-vested and/or performance-based equity awards. In each case, the equity awards are subject to certain call rights by Parent in the event of termination of service by the equity award holder and put rights by the equity award holder or his/her beneficiaries in the event of death or disability.

Related to the equity arrangements described above, we incurred equity compensation expense of $7.0 million, $6.8 million, $0.0 million and $54.9 million (including $35.3 million associated with the acceleration of vesting of equity-based awards) for the years ended December 31, 2013 and 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively.

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

The financial statement effects of our interest rate swap agreements vary based on whether the agreements are designated as a hedge of future cash flows. Beginning in the fourth quarter of 2010, our prior interest rate swap agreement was not designated as a hedge, and as such, interest expense for the period from January 1, 2011 to November 1, 2011 was reduced by $8.0 million due to changes in the fair value of this interest rate swap agreement. In connection with the 2011 Transactions, we terminated this interest rate swap agreement and no interest rate swap agreement was in place for the period from November 2, 2011 to December 31, 2011.

In January 2012, we executed three new interest rate swap agreements to reduce the variability of interest payments associated with the Term Loan Facility. These current interest rate swap agreements were designated as cash flow hedges so that changes in the fair value of the interest rate swap agreements were included within other comprehensive income.

Amendments of the Senior Credit Agreement

Our interest expense primarily is affected by the amount of debt funding and the applicable variable interest rates, including a fixed spread, under our Senior Credit Agreement. In April 2012, we amended the Senior Credit Agreement to reprice the Senior Credit Facilities and borrow $80.0 million of additional term loans for general corporate purposes, including acquisitions. As a result of these amendments, the LIBOR-based interest rate applicable to the Senior Credit Facilities was generally reduced by 175 basis points. The Senior Credit Agreement was also amended in April 2013 to further reduce the LIBOR-based interest rate by an additional 125 basis points, and to modify certain financial covenants.

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

Revenue for transaction services, payment distribution services, patient billing and payment services and consulting services are recognized as the services are provided. Postage fees related to our payment distribution services and patient billing and payment services volumes are recorded on a gross basis. Revenue for our government eligibility and enrollment services and accounts receivable management services generally are recognized at the time that our provider customer receives notice from the payer of a pending payment. Revenue for payment integrity services that include customer acceptance provisions are recognized at the time that notice of customer acceptance is received.

Cash receipts or billings in advance of revenue recognition are recorded as deferred revenues in our consolidated balance sheets.

We exclude sales and use tax from revenue in our consolidated statements of operations.

Business Combinations

We recognize the consideration transferred (i.e. purchase price) in a business combination as well as the acquired business’ identifiable assets, liabilities and noncontrolling interests at their acquisition date fair value. The excess of the consideration transferred over the fair value of the identifiable assets, liabilities and noncontrolling interest, if any, is recorded as goodwill. Any excess of the fair value of the identifiable assets acquired and liabilities assumed over the consideration transferred, if any, is generally recognized within earnings as of the acquisition date. To the extent that our initial accounting for a business combination is incomplete at the end of a reporting period, provisional amounts are reported for those items which are incomplete. We retroactively adjust such provisional amounts as of the acquisition date once new information is received about facts and circumstances that existed as of the acquisition date.

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

Goodwill and Intangible Assets

Goodwill and intangible assets from our acquisitions are accounted for using the acquisition method of accounting. Intangible assets with definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets generally as follows:

Customer relationships	9 to 20 years
Trade names	3 to 20 years
Data sublicense agreement	6 years
Non-compete agreements	3 to 5 years
Backlog	1 to 4 years

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

We assess our goodwill for impairment annually (as of October 1 of each year) or whenever significant indicators of impairment are present. We first assess whether we can reach a more likely than not conclusion that goodwill is not impaired via qualitative analysis alone. To the extent, such a conclusion cannot be reached based solely on a qualitative assessment, we (using the assistance of a valuation specialist as appropriate) compare the fair value of each reporting unit to its associated carrying value. If the fair value of the reporting unit is less than the carrying value, then a hypothetical acquisition method allocation is performed to determine the amount of the goodwill impairment to recognize.

During 2013, we identified payer services, provider revenue cycle solutions, ambulatory provider services and pharmacy services operating segments as our reporting units. We estimate the fair value of our reporting units using a methodology that considers both income and market approaches. Specifically, for 2013, we estimated fair value of our reporting units based on the weighted average of fair value measures estimated under the income and market approaches.

Each approach requires the use of certain assumptions. The income approach requires management to exercise judgment in making assumptions regarding the reporting unit’s future income stream, a discount rate and a constant rate of growth after the initial five year forecast period utilized. These assumptions are subject to change based on business and economic conditions and could materially affect the indicated values of our reporting units. For example, a 100 basis point increase in our selected discount rate would result in a decrease in the indicated value of our payer services, provider revenue cycle solutions, ambulatory provider services and pharmacy services reporting units of approximately $147.0 million, $62.0 million, $56.0 million and $34.0 million, respectively. However, as the indicated fair value of each reporting unit exceeded their respective carrying values in the most recent annual impairment test by approximately $837.0 million, $186.0 million, $275.0 million and $46.0 million, respectively, we do not believe that any of our reporting units are at risk of failing step one of our annual impairment test.

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

Tax Receivable Agreement Obligations

The Company is a party to tax receivable agreements which obligate us to make payments to certain current and former owners of the Company, including affiliates of Blackstone, Hellman & Friedman and certain members of management (collectively, the “TRA Members”), equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from certain previous transactions, including the 2011 Transactions.

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

Results of Operations

The following table summarizes our consolidated results of operations for the years ended December 31, 2013 and 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively (amounts in thousands).

	Successor						Predecessor
	Fiscal Year Ended		Fiscal Year Ended		November 2, 2011 through		January 1, 2011 through
	December 31, 2013		December 31, 2012		December 31, 2011		November 1, 2011
		% of		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenues	$1,242,567	100.0%	$1,152,313	100.0%	$187,116	100.0%	$913,779	100.0%
Cost and expenses:
Cost of operations (exclusive of depreciation and amortization below)	758,025	61.0	693,819	60.2	111,905	59.8	544,407	59.6
Development and engineering	32,612	2.6	34,591	3.0	5,268	2.8	26,828	2.9
Sales, marketing, general and administrative	180,637	14.5	151,137	13.1	23,910	12.8	123,361	13.5
Depreciation and amortization	183,839	14.8	187,225	16.2	29,094	15.5	128,761	14.1
Accretion	26,470	2.1	8,666	0.8	2,459	1.3	—	—
Transaction related costs	—		1,250		17,857		66,625

Operating income	60,984	4.9	75,625	6.6	(3,377)	(1.8)	23,797	2.6
Interest expense, net	153,169	12.3	172,253	14.9	29,343	15.7	43,202	4.7
Loss on extinguishment of debt	23,160	1.9	21,853	1.9	—	—	—	—
Other	(4,202)	(0.3)	—	—	(5,841)	(3.1)	(8,023)	(0.9)

Income (loss) before income tax provision (benefit)	(111,143)	(8.9)	(118,481)	(10.3)	(26,879)	(14.4)	(11,382)	(1.2)
Income tax provision (benefit)	(36,685)	(3.0)	(40,146)	(3.5)	(10,185)	(5.4)	8,201	0.9

Net income (loss)	$(74,458)	(6.0)%	$(78,335)	(6.8)%	$(16,694)	(8.9)%	$(19,583)	(2.1)%

Year Ended December 31, 2013 Compared to Ended Year December 31, 2012

Revenues

Our total revenues were $1,242.6 million for the year ended December 31, 2013 as compared to $1,152.3 million for the year ended December 31, 2012, an increase of $90.3 million, or 7.8%.

On an overall basis, revenues were adversely affected during the years ended December 31, 2013 and 2012 by the continued impact of lower healthcare utilization driven by high unemployment and other economic factors. These negative impacts on revenue for the years ended December 31, 2013 and 2012 were offset partially by acquisition accounting adjustments in connection with the 2011 Transactions, which reduced the revenue that would have otherwise been recognized in the prior year period. Additional factors affecting our revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $758.0 million for the year ended December 31, 2013 as compared to $693.8 million for the year ended December 31, 2012, an increase of $64.2 million, or 9.3%. As a percentage of revenue, our cost of operations was 61.0% for the year ended December 31, 2013 as compared to 60.2% for the year ended December 31, 2012. The increase in our cost of operations and as a percentage of revenue is primarily due to volume growth, including the impact of the USPS postage rate increases effective in January 2012 and January 2013, the inclusion of the acquired TC3 and Goold businesses and increased strategic growth initiative, acquisition-related and non-employee labor costs.

Development and Engineering Expense

Our total development and engineering expense was $32.6 million for the year ended December 31, 2013 as compared to $34.6 million for the year ended December 31, 2012, a decrease of $2.0 million, or 5.7%. The decrease in our development and engineering expense is primarily due to labor utilization and other efficiencies.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $180.6 million for the year ended December 31, 2013 as compared to $151.1 million for the year ended December 31, 2012, an increase of $29.5 million, or 19.5%. The increase in our sales, marketing, general and administrative expense was primarily due to increased equity compensation expense, increased severance costs related to the departure of our former chief executive officer and other executives, the inclusion of the acquired TC3 and Goold businesses, a charge related to canceling a product development project, an estimated potential loss associated with a vendor fee dispute and increased strategic growth initiative costs. These increases were partially offset by a reduction in fees associated with the April 2012 and April 2013 amendments of the Senior Credit Agreement, other professional fees and software maintenance costs.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $183.8 million for the year ended December 31, 2013 as compared to $187.2 million for the year ended December 31, 2012, a decrease of $3.4 million, or 1.8%. This decrease was primarily due to the full amortization of our backlog intangible assets that were initially recorded in connection with the 2011 Transactions, partially offset by additional expense attributable to increased capital expenditures and acquisition activity.

Accretion Expense

Our accretion expense was $26.5 million for the year ended December 31, 2013 as compared to $8.7 million for the year ended December 31, 2012. The amount recognized as accretion expense can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in leverage, operations or other factors. The increase for the year ended December 31, 2013 was related to changes in estimate caused by the Goold acquisition, as well as the April 2013 repricing of our Senior Credit Agreement.

Interest Expense

Our interest expense was $153.2 million for the year ended December 31, 2013 as compared to $172.3 million for the year ended December 31, 2012, a decrease of $19.1 million, or 11.1%. Interest expense for the year ended December 31, 2013 includes the effect of lower interest rates on the Senior Credit Agreement as a result of the April 2012 and April 2013 repricing transactions, partially offset by additional borrowings in connection with the TC3 acquisition.

Income Taxes

Our income tax benefit was $36.7 million for the year ended December 31, 2013 as compared to an income tax benefit of $40.1 million for the year ended December 31, 2012. Our effective tax rate was 33.0% for the year ended December 31, 2013 as compared to 33.9% for the year ended December 31, 2012. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to an increase in state tax rates and a change in methodology of estimating state income taxes from a separate return basis to, where permitted by the state taxing authorities, a consolidated state return basis.

Segment Revenues and Adjusted EBITDA

During 2013, we operated our business in four operating segments: payer services, provider revenue cycle solutions, ambulatory provider services and pharmacy services. In addition, we maintain a corporate function which includes management, administrative and other shared corporate services such as information technology, legal, finance, human resources, marketing and product management.

Financial information for each of our segments is set forth in Note 19 to the consolidated financial statements included in Item 15 of this Annual Report. The segment profit measure primarily utilized by management is adjusted EBITDA which is defined as EBITDA (defined as net income before income tax provision (benefit), net interest expense and depreciation and amortization), plus certain other non-cash or non-operating items. The non-cash or other non-operating items affecting the segment profit measure generally include equity compensation; acquisition accounting adjustments; acquisition-related costs; and strategic initiatives, duplicative and transition costs. Adjusted EBITDA for the respective segments excludes all costs and adjustments associated with the above-referenced corporate functions.

Payer Services

Our payer services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012	$ Change
Revenue:
Claims management	$286,057	$246,048	$40,009
Payment distribution services	262,415	254,844	7,571
Intersegment revenue	4,673	4,227	446

	$553,145	$505,119	$48,026

Adjusted EBITDA	$220,925	$202,355	$18,570

Claims management revenue for the year ended December 31, 2013 increased by $40.0 million, or 16.3%, as compared to the year ended December 31, 2012. Claims management revenue for the year ended December 31, 2013 included $47.0 million related to the TC3 acquisition as compared to $25.4 in the year ended December 31, 2012. Excluding this revenue, claims management revenue for the year ended December 31, 2013 increased by $18.4 million, or 8.4%, as compared to the prior year period. This increase was primarily due to new sales and implementations, partially offset by the impact of market pricing pressures on our transaction rates.

Payment distribution services revenue for the year ended December 31, 2013 increased by $7.6 million, or 3.0%, as compared to the year ended December 31, 2012. This increase was primarily driven by new sales and implementations and the impact of the USPS postage rate increases effective in January 2012 and January 2013, partially offset by customer attrition.

Payer services adjusted EBITDA for the year ended December 31, 2013 increased by $18.6 million, or 9.2%, as compared to the year ended December 31, 2012. As a percentage of revenue, payer services adjusted EBITDA was 39.9% for the year ended December 31, 2013 as compared to 40.1% for the year ended December 31, 2012. The increase in payer services adjusted EBITDA was primarily due to the impact of the revenue items described above, including the TC3 acquisition, partially offset by increased strategic growth initiative costs.

Provider Revenue Cycle Solutions

Our provider revenue cycle solutions segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012	$ Change
Revenue:
Revenue cycle technology	$120,641	$108,728	$11,913
Revenue cycle services	123,471	114,487	8,984
Intersegment revenue	1,333	889	444

	$245,445	$224,104	$21,341

Adjusted EBITDA	$101,174	$102,299	$(1,125)

Revenue cycle technology revenue for the year ended December 31, 2013 increased by $11.9 million, or 11.0%, as compared to the year ended December 31, 2012 primarily due to new sales and implementations, partially offset by customer attrition.

Revenue cycle services revenue for the year ended December 31, 2013 increased by $9.0 million, or 7.8%, as compared to the year ended December 31, 2012 primarily due to new sales and implementations, partially offset by contracted service modifications and the effects of changing reimbursement patterns and rates of federal and state payers related to our government program eligibility and enrollment services.

Provider revenue cycle solutions adjusted EBITDA for the year ended December 31, 2013 decreased by $1.1 million, or 1.1%, as compared to the year ended December 31, 2012. As a percentage of revenue, provider revenue cycle solutions adjusted EBITDA was 41.2% for the year ended December 31, 2013 as compared to 45.6% for the year ended December 31, 2012. The decrease in provider revenue cycle solutions adjusted EBITDA and as a percentage of revenue was primarily due to increased labor costs in advance of related revenues, contracted service modifications and the effects of changing reimbursement patterns and rates of federal and state payers related to our government program eligibility and enrollment services and increased strategic growth initiative costs, partially offset by the impact of the other revenue items described above.

Ambulatory Provider Services

Our ambulatory provider services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012	$ Change
Revenue:
Patient billing and payment services	$252,830	$254,182	$(1,352)
Physician services	77,697	73,314	4,383
Dental	32,375	31,586	789

	$362,902	$359,082	$3,820

Adjusted EBITDA	$96,899	$98,058	$(1,159)

Patient billing and payment services revenue for the year ended December 31, 2013 decreased by $1.4 million, or 0.5%, as compared to the year ended December 31, 2012 primarily due to customer attrition and lower volumes, partially offset by new sales and implementations and the impact of the USPS postage rate increases effective in January 2012 and January 2013.

Physician services revenue for the year ended December 31, 2013 increased by $4.4 million, or 6.0%, as compared to the year ended December 31, 2012 primarily due to new sales and implementations, partially offset by customer attrition.

Dental revenues for the year ended December 31, 2013 were generally consistent with those reflected in the year ended December 31, 2012.

Ambulatory provider services adjusted EBITDA for the year ended December 31, 2013 decreased by $1.2 million, or 1.2%, as compared to the prior year period. As a percentage of revenue, ambulatory provider services adjusted EBITDA was 26.7% for the year ended December 31, 2013 as compared to 27.3% for the year ended December 31, 2012. The decrease in ambulatory provider services adjusted EBITDA was primarily due to increased strategic growth initiative costs. The decrease as a percentage of revenue is primarily due to increased strategic initiative growth costs and the impact of the USPS postage rate increases effective in January 2012 and January 2013.

Pharmacy Services

Our pharmacy services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012	$ Change
Revenue:
Pharmacy services	$112,083	$95,079	$17,004
Intersegment revenue	334	350	(16)

	$112,417	$95,429	$16,988

Adjusted EBITDA	$51,987	$48,932	$3,055

Pharmacy services revenue for the year ended December 31, 2013 increased by $17.0 million, or 17.9%, as compared to the year ended December 31, 2012. Pharmacy services revenue for the year ended December 31, 2013 included $11.7 million related to the Goold acquisition. Excluding this revenue, pharmacy services revenue for the year ended December 31, 2013 increased by $5.3 million, or 5.6%, as compared to the prior year period. This increase was primarily due to new sales and implementations.

Pharmacy services adjusted EBITDA for the year ended December 31, 2013 increased by $3.1 million, or 6.2%, as compared to the year ended December 31, 2012. The increase in pharmacy services adjusted EBITDA is primarily due to the impact of the revenue items described above. As a percentage of revenue, pharmacy services adjusted EBITDA was 46.2% for the year ended December 31, 2013 as compared to 51.3% for the year ended December 31, 2013. The decrease as a percentage of revenue was primarily due to increased strategic growth initiative and channel partner costs and the impact of the Goold acquisition, partially offset by the impact of the revenue items discussed above.

Year Ended December 31, 2012 (Successor) Compared to the Periods from November 2, 2011 to December 31, 2011 (Successor) and January 1, 2011 to November 1, 2011 (Predecessor)

Revenues

Our total revenues were $1,152.3 million for the year ended December 31, 2012 as compared to $187.1 million for the period from November 2, 2011 to December 31, 2011 and $913.8 million for the period from January 1, 2011 to November 1, 2011.

On an overall basis, revenues were adversely affected by the continued impact of lower healthcare utilization driven by continued high unemployment and other economic factors. Our revenues for the year ended December 31, 2012 and the period from November 2, 2011 to December 31, 2011 were further adversely impacted by acquisition method adjustments in connection with the 2011 Transactions which reduced the revenue that would otherwise have been recognized during the period. Additional factors affecting our revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $693.8 million for the year ended December 31, 2012 as compared to $111.9 million and $544.4 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. As a percentage of revenue, our cost of operations was 60.2% for the year ended December 31, 2013 as compared to 59.8% and 59.6% for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. Cost of operations for the year ended December 31, 2012 as compared to the prior year periods reflect changes in revenue mix, the inclusion of the acquired Equiclaim and TC3 businesses and the impact of USPS postage rate increases.

Development and Engineering Expense

Our total development and engineering expense was $34.6 million for the year ended December 31, 2012 as compared to $5.3 million and $26.8 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively, reflecting increased strategic growth initiative costs.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $151.1 million for the year ended December 31, 2013 as compared to $23.9 million and $123.4 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. Sales, marketing, general and administrative expense for the year ended December 31, 2012 reflects the inclusion of the infrastructure associated with acquired businesses and monitoring and advisory fees paid to affiliates of Blackstone and Hellman & Friedman as a result of the 2011 Transactions.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $187.2 million for the year ended December 31, 2012 as compared to $29.1 million and $128.8 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. Depreciation and amortization for the year ended December 31, 2012 includes additional expense attributable to capital expenditures and acquisition activity, as well as the increased value of the tangible and intangible assets acquired in connection with the Merger.

Accretion Expense

Our accretion expense was $8.7 million for the year ended December 31, 2012 as compared to $2.5 million and $0.0 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. The amount recognized as accretion expense can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in leverage, operations or other factors.

Transaction Related Costs

Transaction related costs were $1.3 million for the year ended December 31, 2012 and $17.9 million and $66.6 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. The transaction related costs in all periods primarily consisted of professional and other advisory fees incurred and the immediate expensing of all previously unrecognized equity compensation of $35.3 million related to the accelerated vesting of equity awards in connection with the 2011 Transactions.

Interest Expense

Our interest expense was $172.3 million for the year ended December 31, 2012 as compared to $29.3 million and $43.2 million for the periods from November 2, 2011 to December 31, 2011and January 1, 2011 to November 1, 2011, respectively. Interest expense for the year ended December 31, 2012 includes the effect of additional debt and higher interest rates following the 2011 Transactions as compared to the prior year periods.

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

Segment Revenues and Adjusted EBITDA

Payer Services

Our payer services revenue and adjusted EBITDA is summarized in the following table (in thousands):

	Successor		Predecessor
	Fiscal	November 2	January 1
	Year Ended	through	through
	December 31,	December 31,	November 1,
	2012	2011	2011
Revenue:
Claims management	$246,048	$36,305	$177,568
Payment distribution services	254,844	41,140	201,982
Intersegment revenue	4,227	514	2,845

	$505,119	$77,959	$382,395

Adjusted EBITDA	$202,355	$30,456	$149,741

Claims management revenue for the year ended December 31, 2012 included $52.0 million related to the TC3 and Equiclaim acquisitions as compared to $4.3 million and $12.2 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively, related to the EquiClaim acquisition. Market pricing pressures on our average transaction rates continued to adversely impact our claims management revenues for all such periods.

Payment distribution services revenue for the year ended December 31, 2012 as compared to the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 reflect new sales and implementations, as well as the impact of the USPS postage rate increases effective in April 2011 and January 2012.

Payer services adjusted EBITDA for the year ended December 31, 2012 was $202.4 million as compared to $30.5 million and $149.7 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. As a percentage of revenue, payer services adjusted EBITDA was 40.1% the year ended December 31, 2012 as compared to 39.1% and 39.2% for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. Payer services adjusted EBITDA for the year ended December 31, 2012 reflects the impact of the revenue items described above, including the TC3 and Equiclaim acquisitions, partially offset by increased strategic growth initiative costs.

Provider Revenue Cycle Solutions

Our provider revenue cycle solutions segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	Successor		Predecessor
	Fiscal	November 2	January 1
	Year Ended	through	through
	December 31,	December 31,	November 1,
	2012	2011	2011
Revenue:
Revenue cycle technology	$108,728	$16,750	$86,916
Revenue cycle services	114,487	18,760	92,045
Intersegment revenue	889	107	450

	$224,104	$35,617	$179,411

Adjusted EBITDA	$102,299	$15,325	$82,218

Revenue cycle technology revenue for the year ended December 31, 2012 as compared to the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 reflect the impact of new sales and implementations, partially offset by customer attrition.

Revenue cycle services revenue for the year ended December 31, 2012 as compared to the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 reflect the impact of new sales and implementations, partially offset by contracted service modifications and the effects of changing reimbursement patterns and rates of federal and state payers related to our government program eligibility and enrollment services.

Provider revenue cycle solutions adjusted EBITDA for the year ended December 31, 2012 was $102.3 million as compared to $15.3 million and $82.2 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. As a percentage of revenue, provider revenue cycle solutions adjusted EBITDA was 45.6% for the year ended December 31, 2013 as compared to 43.0% and 45.8% for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. Provider revenue cycle solutions adjusted EBITDA and as a percentage of revenue for all such periods reflects the impact of the revenue items described above and increased strategic growth initiative costs.

Ambulatory Provider Services

Our ambulatory provider services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	Successor		Predecessor
	Fiscal	November 2	January 1
	Year Ended	through	through
	December 31,	December 31,	November 1,
	2012	2011	2011
Revenue:
Patient billing and payment services	$254,182	$42,024	$213,846
Physician services	73,314	15,338	60,672
Dental	31,586	5,167	25,926

	$359,082	$62,529	$300,444

Adjusted EBITDA	$98,058	$17,664	$82,591

Patient billing and payment services revenue for the year ended December 31, 2012 as compared to the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 reflect the impact of customer attrition, partially offset by new sales and implementations and the impact of the USPS postage rate increases effective in April 2011 and January 2012.

Physician services revenue for the year ended December 31, 2012 as compared to the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 reflect customer attrition, partially offset by new sales and implementations.

Dental revenues for the year ended December 31, 2012 were generally consistent with those reflected in the prior year periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011.

Ambulatory provider services adjusted EBITDA for the year ended December 31, 2012 was $98.1 million as compared to $17.7 million and $82.6 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. As a percentage of revenue, ambulatory provider services adjusted EBITDA was 27.3% for the year ended December 31, 2012 as compared to 28.2% and 27.5% for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. Ambulatory provider services adjusted EBITDA and as a percentage of revenue for all such periods were impacted by the USPS postage rate increases effective in April 2011 and January 2012 and increased labor and strategic growth initiative costs.

Pharmacy Services

Our pharmacy services revenue and adjusted EBITDA is summarized in the following table (in thousands):

	Successor		Predecessor
	Fiscal	November 2	January 1
	Year Ended	through	through
	December 31,	December 31,	November 1,
	2012	2011	2011
Revenue:
Pharmacy services	$95,079	$14,899	$70,309
Intersegment revenue	350	62	—

	$95,429	$14,961	$70,309

Adjusted EBITDA	$48,932	$7,528	$34,156

Pharmacy services revenue was $95.4 million for the year ended December 31, 2012 as compared to $14.9 million and $70.3 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. The increase over the prior year periods reflect new sales and implementations.

Pharmacy services adjusted EBITDA for the year ended December 31, 2012 was $48.9 million as compared to $7.5 million and $34.2 million for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. As a percentage of revenue, pharmacy services adjusted EBITDA was 51.3% for the year ended December 31, 2012 as compared to 50.3% and 48.6% for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. Pharmacy services adjusted EBITDA and as a percentage of revenue for all such periods reflect the impact of the revenue items discussed above.

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

Cash Flows

Operating Activities

Cash provided by operating activities was $150.4 million and $78.9 million for the years ended December 31, 2013 and 2012, respectively. The $71.5 million increase for 2013 as compared to 2012 is primarily due to business growth, the timing and reduction of interest payments under our Senior Credit Facilities and the timing of collections and disbursements.

Cash used in operating activities was $28.8 million for the period from November 2, 2011 to December 31, 2011. Cash provided by operating activities was $208.9 million for the period from January 1, 2011 to November 1, 2011. Cash used in operating activities for the period from November 2, 2011 to December 31, 2011 included payment of transaction related costs of $48.2 million in connection with the 2011 Transactions. Cash provided by operations for the period from January 1, 2011 to November 1, 2011 includes significantly less interest expense associated with our capital structure prior to the 2011 Transactions.

Cash provided by operating activities can be significantly impacted by our non-cash working capital assets and liabilities, which may vary based on the timing of cash receipts that fluctuate by day of week and/or month and also may be impacted by cash management decisions.

Investing Activities

Cash used in investing activities was $83.6 million for the year ended December 31, 2013, $121.1 million for the year ended December 31, 2012, $1,951.5 million for the period from November 2, 2011 to December 31, 2011 and $91.3 million for the period from January 1, 2011 to November 1, 2011. Cash used in investing activities for all such periods primarily consisted of capital expenditures for property and equipment and cash consideration paid for acquisitions including payments of $1,932.9 million related to the 2011 Transactions. In addition, the Company received proceeds of $5.8 million during the year ended December 31, 2013 related to the sale of its equity interest in a cost method investment.

Financing Activities

Cash used in financing activities was $22.1 million for the year ended December 31, 2013. Cash used in financing activities for the year ended December 31, 2013 primarily consisted of principal payments under our Senior Credit Facilities and deferred financing arrangements.

Cash provided by financing activities was $36.0 million for the year ended December 31, 2012 and $1,811.8 million for the period from November 2, 2011 to December 31, 2011. Cash provided by financing activities for the year ended December 31, 2012 primarily consisted of net proceeds of additional term loans received in connection with the April 2012 amendment of our Senior Credit Agreement, partially offset by principal payments under our Senior Credit Facilities. In connection with the 2011 Transactions, during the period from November 2, 2011 to December 31, 2011, we received capital contributions from Parent of $852.9 million and borrowed approximately $1,903.6 million (net of borrowing costs and discount) which we used to fund the Merger and repay amounts outstanding under our prior credit facilities. Cash used in financing activities was $10.4 million for the period from January 1, 2011 to November 1, 2011. During the period from January 1, 2011 to November 1, 2011, we made regularly scheduled principal payments under our prior credit facilities.

Long-term Debt

In November 2011, we entered into the Senior Credit Agreement which was comprised of the Term Loan Facility and the Revolving Facility, $375.0 million of 2019 Notes and $375.0 million of 2020 Notes

Long-term debt as of December 31, 2013 and 2012 consisted of the following:

	2013	2012
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $15,826 and $32,426 at December 31, 2013 and December 31, 2012, respectively (effective interest rate of 4.21% and 5.82% at December 31, 2013, and December 31, 2012 respectively)	$1,262,445	$1,258,758
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $7,664 and $8,506 at December 31, 2013 and December 31, 2012, respectively (effective interest rate of 11.53% at December 31, 2013 and December 31, 2012, respectively)	367,336	366,494
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $9,560 and $10,393 at December 31, 2013 and December 31, 2012 respectively (effective interest rate of 11.86% at December 31, 2013 and December 31, 2012, respectively)	365,440	364,607
Obligation under data sublicense agreement	22,543	26,863
Other	12,592	288
Less current portion	(31,330)	(17,595)

Long-term debt	$1,999,026	$1,999,415

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

In April 2013, we again amended the Senior Credit Agreement to further reprice, and also to modify certain financial covenants under, the Senior Credit Facilities. Following this amendment, the interest rate on the Term Loan Facility is LIBOR plus 2.50%, compared to the previous interest rate of LIBOR plus 3.75%. The new interest rate on the Revolving Facility is LIBOR plus 2.50%, compared to the previous interest rate of LIBOR plus 3.50% (or 3.25% based on a specified first lien net leverage ratio). The Term Loan Facility remains subject to a LIBOR floor of 1.25%, and there continues to be no LIBOR floor on the Revolving Facility. In connection with the April 2013 repricing, the Senior Credit Agreement also was amended to, among other things, eliminate the financial covenant in the Senior Credit Facilities related to the consolidated cash interest coverage ratio and modify the financial covenant related to the net leverage test by maintaining the required first lien net leverage ratio at its current level of 5.35 to 1.00 for the remaining term of the Senior Credit Facilities.

These amendments to the Senior Credit Agreement resulted in a loss on extinguishment of debt of $23.2 million and $21.9 million and other expenses related to fees paid to third parties of $1.2 million and $3.6 million, for the years ended December 31, 2013 and 2012, respectively, which have been reflected within sales, marketing, general and administrative expense in the accompanying consolidated statements of operations.

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

Certain of our United States wholly-owned restricted subsidiaries, together with the Company, are co-borrowers and jointly and severally liable for all obligations under the Senior Credit Facilities. Such obligations of the co-borrowers are unconditionally guaranteed by Beagle Intermediate Holdings, Inc. (“Holdings”), a direct wholly-owned subsidiary of Parent, the Company and each of our existing and future United States wholly-owned restricted subsidiaries (with certain exceptions including immaterial subsidiaries). These obligations are secured by a perfected security interest in substantially all of the assets of the co-borrowers and guarantors now owned or later acquired, including a pledge of all of the capital stock of the Company and our United States wholly-owned restricted subsidiaries and 65% of the capital stock of our foreign restricted subsidiaries, subject in each case to the exclusion of certain assets and additional exceptions.

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

Summary Disclosures about Contractual Obligations and Commercial Commitments

Contractual Obligations

The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of December 31, 2013:

	Payments by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(in thousands)
Senior Credit Facilities and other long-term obligations(1)	$1,313,407	$31,330	$48,596	$1,233,481	$—
2019 Notes(2)	375,000	—	—	—	375,000
2020 Notes(3)	375,000	—	—	—	375,000
Expected interest(4)	777,143	134,590	265,118	251,810	125,625
Tax receivable agreement obligations to related parties(5)	359,243	974	14,512	139,750	204,007
Operating lease obligations(6)	56,944	10,224	17,965	14,693	14,062
Contingent consideration obligation(7)	5,484	5,484	—	—	—
Purchase obligations and other(8)	64,819	12,346	23,489	12,151	16,833
Interest rate swap agreements(9)	4,842	2,585	2,257	—	—

Total contractual obligations(10)	$3,331,881	$197,533	$371,937	$1,651,884	$1,110,527

(1)	Represents the principal amount of indebtedness under the Senior Credit Facilities, deferred financing obligations and our data sublicense agreement.
(2)	Represents the principal amount of indebtedness under the 2019 Notes without reduction for any original issue discount.
(3)	Represents the principal amount of indebtedness under the 2020 Notes without reduction for any original issue discount.
(4)	Consists of both interest payable under the Senior Credit Facilities, Senior Notes and imputed interest payable under our data sublicense agreement. Interest related to the Senior Credit Facilities is based on our interest rates in effect as of December 31, 2013 and assumes that we make no optional or mandatory prepayments of principal prior to their maturity. Because the interest rates under the Senior Credit Facilities are variable, actual payments may differ.

(5)	Represents amount due based on facts and circumstances existing as of December 31, 2013 (without reduction for any fair value adjustment recognized in acquisition method accounting). The timing and/or amount of the aggregate payments due may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and the portion of payments under the tax receivable agreements constituting imputed interest or amortizable basis.
(6)	Represents amounts due under existing operating leases related to our offices and other facilities.
(7)	Contingent consideration transferred in connection with the Goold acquisition includes a contingent obligation to make additional payments based on the achievement of certain future performance objectives. Because the ultimate timing and amount of payments are dependent on the outcome of future events, the timing and/or amount of these additional payments may vary from this estimate.
(8)	Represents contractual commitments under the transaction and advisory fee agreement we entered into with affiliates of Blackstone and Hellman & Friedman in connection with the 2011 Transactions, certain telecommunication and other supply contracts, and certain other obligations. Where our purchase commitments are cumulative over a period of time (i.e. no specified annual commitment), the table above assumes such commitments will be fulfilled on a ratable basis over the commitment period.
(9)	Under our interest rate swap agreements, we receive a three-month LIBOR rate and pay a fixed rate of 1.6485% on a $640.0 million notional amount. The amounts in the above table represent the net amounts we expect to pay (including interest) in the respective periods based upon the three-month LIBOR yield curve in effect as of December 31, 2013.
(10)	Total contractual obligations exclude liabilities for uncertain tax positions of $1.4 million and commitments of a maximum of $8.2 million potentially due under the Company’s long term incentive plans from the above table due to the high degree of uncertainty regarding the ultimate amount, if any, and timing of future cash payments.

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

As of December 31, 2013, we had outstanding borrowings of $1,278.3 million (before unamortized debt discount) under the Senior Credit Agreement. The LIBOR-based interest rate on the Term Loan Facility is LIBOR plus 2.50%. The LIBOR-based interest rate on the Revolving Facility is LIBOR plus 2.50%. The Term Loan Facility is subject to a LIBOR floor of 1.25% and there is no LIBOR floor on the Revolving Facility.

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

In January 2012, we executed three interest rate swap agreements with an aggregate notional amount of $640.0 million to reduce the variability of interest payments associated with the Term Loan Facility. For the year ended December 31, 2013, our interest rate swap agreements were designated as a cash flow hedge so that changes in the fair market value of the interest rate swap agreements were included within other comprehensive income.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. However, due to a floor on the floating rate index of 1.25% under the Term Loan Facility, as of December 31, 2013, our interest rates must increase by more than 100 basis points before our interest expense or cash flows are affected. Based on our outstanding debt as of December 31, 2013, and assuming that our mix of debt instruments, interest rate swaps and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have no impact on our earnings and cash flows.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process that is designed under the supervision of our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

i.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures recorded by us are being made only in accordance with authorizations of our management and board of directors; and

iii.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting.

Management reviewed the results of the assessment with the audit committee of the board of directors. Based on its assessment and review with the audit committee, management concluded that, at December 31, 2013, we maintained effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information with respect to current members of our board of directors as well as information relating to our current executive officers (ages are as of March 1, 2014).

Name	Age	Position
Neil E. de Crescenzo	52	Chief Executive Officer, Director
Bob A. Newport, Jr.	54	Chief Financial Officer
Randy Giles	56	Executive Vice President — Finance
T. Ulrich Brechbühl	50	Executive Vice President — Provider Services
Kevin Mahoney	52	Executive Vice President — Pharmacy Services
Gregory T. Stevens	48	Executive Vice President, General Counsel and Secretary
Gary D. Stuart	48	Executive Vice President — Payer Services
Howard L. Lance	58	Chairman of the Board of Directors
Philip M. Pead	61	Director
Pamela J. Pure	53	Director
Neil P. Simpkins	47	Director
Justin Sunshine	31	Director
Allen Thorpe	43	Director

Neil E. de Crescenzo. Mr. de Crescenzo, 52, has been our Chief Executive Officer and a member of our board of directors since September 2013. Prior to that, Mr. de Crescenzo served as the Senior Vice President and General Manager of the Global Health Sciences business of Oracle Corporation from June 2008 to September 2013. Prior to joining Oracle in 2006, Mr. de Crescenzo spent 10 years at IBM Corporation, including his last role as senior executive for Global Healthcare Business Consulting Services. Mr. de Crescenzo received a B.A. in Political Science from Yale University and an M.B.A. from Northeastern University. As a member of Emdeon’s senior management team, Mr. de Crescenzo provides our board of directors significant management and leadership experience gained by having served in multiple management and leadership positions within large providers of software and technology products and services. In addition, our board of directors benefits from Mr. de Crescenzo’s many years of experience in the healthcare software and information technology industries.

Bob A. Newport, Jr. Mr. Newport, 54, has been our Chief Financial Officer since April 2006. Prior to that, Mr. Newport served as our Vice President of Financial Planning & Analysis from January 2005 to March 2006 and our Vice President of Finance from December 2003 to December 2004. From October 2002 to December 2003, Mr. Newport served as Chief Financial Officer of Medifax EDI, Inc. Prior to joining Medifax, Mr. Newport was with Lattimore Black Morgan & Cain, a regional CPA firm, where he practiced approximately 20 years, including the last ten as a principal. Mr. Newport is a certified public accountant and received a B.S. in Accounting from Carson-Newman College. Mr. Newport will remain in his position as Chief Financial Officer until March 31, 2014 or such earlier date as we determine following the completion of Mr. Newport’s transition duties (the “Transition Date”).

Randy Giles. Mr. Giles, 56, has been our Executive Vice President — Finance since February 2014, and, effective as of the Transition Date, Mr. Giles will assume the role of Chief Financial Officer. Prior to joining Emdeon, Mr. Giles was an Executive Vice President from November 2010 to April 2011 and Executive Vice President, Chief Financial Officer and Treasurer for Coventry Health Care, Inc. from May 2011 to June 2013, when Coventry was acquired by Aetna. Prior to joining Coventry, Mr. Giles held numerous executive positions for UnitedHealthcare, the health benefits division of UnitedHealth Group, Inc., including serving as CEO of two of UnitedHealthcare’s health plans in Texas and Division/Region CFO for several markets from August 1993 to October 2010. Prior to joining UnitedHealthcare, Mr. Giles held senior level positions at various health plans and began his career at Ernst & Young. Mr. Giles received a B.A. in Political Science and Economics from the University of North Carolina and an M.B.A. with concentrations in Finance and Accounting from Emory University.

T. Ulrich Brechbühl. Mr. Brechbühl, 50, has been our Executive Vice President — Provider Services since May 2012. Prior to that, Mr. Brechbühl served as our Senior Vice President and Chief Operating Officer, Chamberlin Edmonds Division since October 2010 when Emdeon acquired CEA. Prior to the acquisition by Emdeon, Mr. Brechbühl served as the Chief Executive Officer of Chamberlin Edmonds from 2007 to October 2010 and was its Chief Operating Officer from 2004 through 2006. Previously, Mr. Brechbühl served as the Chief Financial Officer and then as the President and Chief Executive Officer of MigraTEC, Inc., a publicly traded software business. Mr. Brechbühl attended the United States Military Academy at West Point, earning a Bachelor of Science degree in 1986. After six years of active duty as a cavalry officer, Mr. Brechbühl left the military in 1992 to attend Harvard Business School, from which he received his M.B.A. in 1994.

Kevin Mahoney. Mr. Mahoney, 52, has been our Executive Vice President — Pharmacy Services since August 2012. Prior to that, Mr. Mahoney served as our Senior Vice President — Pharmacy Services since April 2012. In addition, Mr. Mahoney served as our Vice President, Finance/Operations — Pharmacy Services from July 2009 when Emdeon acquired eRx until April 2012. Prior to the acquisition by Emdeon, Mr. Mahoney served as Vice President and Chief Financial Officer of eRx from 2003 to 2009. Mr. Mahoney received a B.A. in Accounting from Belmont Abbey College and an M.B.A. from Pace University.

Gregory T. Stevens. Mr. Stevens, 48, has been our Executive Vice President, General Counsel and Secretary since July 2008. Prior to joining us, Mr. Stevens served as Chief Administrative Officer, General Counsel, Secretary and Chief Compliance Officer of Spheris Inc. from July 2003 to June 2008. During February 2010, Spheris filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in order to facilitate the sale of Spheris pursuant to Section 363 thereunder to MedQuist Holdings, Inc. From March 2002 to June 2003, Mr. Stevens served as Acting General Counsel and Secretary of Luminex Corporation. From 1996 to 2002, Mr. Stevens served as the Senior Vice President and General Counsel for Envoy Corporation. Prior to joining Envoy, Mr. Stevens practiced corporate and securities law with Bass, Berry & Sims PLC. Mr. Stevens received a B.A. in Economics and History and a J.D. from Vanderbilt University.

Gary D. Stuart. Mr. Stuart, 48, has been our Executive Vice President — Payer Services since March 2006. Prior to that, Mr. Stuart served as our Executive Vice President of Payer and Vendor Strategy from August 2005 until March 2006. Mr. Stuart also served as Senior Vice President of Sales in the Transaction Services Division of WebMD Envoy from July 2002 to February 2005 and in various other capacities with WebMD since July 1998. Mr. Stuart received a B.A. in Business Administration from Texas State University.

Howard L. Lance. Mr. Lance, 58, has served on our board of directors since November 2012 and became the chairman of our board of directors in February 2013. He served as the Chairman, President and Chief Executive Officer of Harris Corporation, an international communications and information technology company serving government and commercial markets in more than 150 countries, from January 2003 until December 2011. Mr. Lance serves as a director of Eastman Chemical Company, Stryker Corporation and Summit Materials LLC. Mr. Lance served as a director of Harris Stratex Networks (now Aviat Networks, Inc.) from 2007 to 2009. Mr. Lance received a B.S. in Industrial Engineering from Bradley University and an M.S. in Management from Purdue University. Mr. Lance brings to our board of directors extensive leadership and management skills developed through his prior service as a senior executive officer and director of large, public companies.

Philip M. Pead. Mr. Pead, 61, rejoined our board of directors in November 2012, having previously served on our board from February 2009 through August 2011. Mr. Pead has served as President and Chief Executive Officer of Progress Software Corp. since December 2012. Mr. Pead previously served as Executive Chairman and Interim Chief Executive Officer of Progress Software Corp. from November 2012 to December 2012, and as Non-Executive Chairman beginning in July 2012, having joined the Progress Software Corp. board of directors in July 2011. Prior to such time, Mr. Pead served as Chairman of the board of directors of Allscripts Healthcare Solutions, Inc. from August 2010 through April 2012 following Allscripts’s acquisition of Eclipsys Corporation where he had served as President and Chief Executive Officer since May 2009. Mr. Pead also served as a director of Eclipsys since February 2009. Previously, Mr. Pead served as the managing partner of Beacon Point Partners LLC from March 2007 to May 2009. Mr. Pead received a B.S. in Economics from the University of London and a Business Administration Diploma from Harrow College of Technology. As the former chairman of the board of directors and executive officer of publicly-traded healthcare technology companies, Mr. Pead brings to Emdeon and our board of directors his leadership skills and intimate knowledge of the industry. Mr. Pead also has significant and varied management expertise, developed in roles of increasing responsibility throughout his career, including the integration of acquired companies, improving operating efficiencies and margins, managing complex regulatory compliance matters and growing the business, all of relevance to Emdeon.

Pamela J. Pure. Ms. Pure, 53, has served on our board of directors since January 2012. Ms. Pure has served as Chief Executive Officer of HealthMEDX, LLC, a supplier of software solutions to the extended care industry, since December 2011. Prior to that, Ms. Pure held numerous executive positions for McKesson Corporation and its affiliates since 2001, including her last role as Executive Vice President, McKesson Corporation and President, McKesson Technology Solutions from April 2004 to March 2009. Ms. Pure received a B.S. in Public Health from the University of North Carolina. Ms. Pure brings to our board of directors more than 25 years of experience in healthcare information technology and services industry.

Neil P. Simpkins. Mr. Simpkins, 47, became a member of our board of directors in November 2011 and served as the chairman of our board of directors through February 2013. Mr. Simpkins has served as a Senior Managing Director in the Private Equity Group of Blackstone since December 1999. From 1993 until the time he joined Blackstone, Mr. Simpkins was a Principal at Bain Capital. Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in London and in the Asia Pacific region. He currently serves, or since February 1, 2008 has served, as chairman and then lead director of TRW Automotive Holdings Corp., as lead director of Vanguard Health Systems, as a member of the board of representatives of Team Finance LLC and as a member of the board of directors of Apria Healthcare Group Inc., Summit Materials, LLC and Team Health Holdings, Inc. Mr. Simpkins graduated with honors from Oxford University and received an M.B.A. from Harvard Business School. Mr. Simpkins has significant financial and investment experience and possesses executive management and strategic skills gained through his experience with other Blackstone portfolio companies. Mr. Simpkins also brings to us his additional board experience with several public and private companies which helps us informally benchmark our practices.

Justin Sunshine. Mr. Sunshine, 31, joined our board of directors in March 2014. Mr. Sunshine is a Principal in the Private Equity Group at Blackstone, with a focus on the healthcare services and chemicals sectors. Mr. Sunshine has worked in both the New York and London offices, and has been involved in the execution of Blackstone’s investments in the Intertrust Group and the ATC Group. Prior to joining the Private Equity Group, Mr. Sunshine was an Associate within Blackstone Advisory Partners from August 2009 to September 2011. Prior to Blackstone, Mr. Sunshine worked as a consultant in the strategy practice at Accenture. Mr. Sunshine received a B.B.A. in Finance from the University of Texas at Austin and an M.B.A. from the University of Chicago Booth School of Business. Mr. Sunshine has been engaged in the private equity industry for several years and brings to us his financial and investment experience that he gained while working on complex transactions related to Blackstone portfolio companies.

Allen R. Thorpe. Mr. Thorpe, 43, has been a member of our board of directors since September 2008. Mr. Thorpe joined Hellman & Friedman in 1999 and has served as a Managing Director of Hellman & Friedman since 2004. At Hellman & Friedman, his primary areas of focus are healthcare and financial services. Prior to joining Hellman & Friedman in 1999, Mr. Thorpe was a Vice President with Pacific Equity Partners and a Manager at Bain & Company. Mr. Thorpe serves as a director of Artisan Partners Asset Management Inc., Pharmaceutical Product Development, Inc. and Sheridan Holdings, Inc. and is a member of the advisory board of Grosvenor Capital Management Holdings, LLLP. He was formerly a director of Mitchell International, Gartmore Investment Management Limited, Mondrian Investment Partners Ltd., Vertafore Inc., Activant Solutions and LPL Financial Holdings Inc. Mr. Thorpe received an A.B. from Stanford University and an M.B.A. from Harvard Business School. As a member of our board of directors, Mr. Thorpe contributes his strategic, financial, healthcare and capital markets expertise through his career with equity investment firms. Mr. Thorpe also contributes insights on board leadership developed through his service on several boards of Hellman & Friedman’s portfolio companies.

Section 16(a) Beneficial Ownership Reporting Compliance

None of our directors, executive officers or beneficial owners of more than 10% of our equity securities is required to file reports pursuant to Section 16(a) of the Exchange Act with respect to their relationship with us because we do not have equity securities registered pursuant to Section 12 of the Exchange Act.

Governance Matters

Composition of our Board of Directors

Pursuant to the stockholders’ agreement among Emdeon, Parent, the Investor Group and the other equity holders of Parent, including certain members of our senior management (“Stockholders’ Agreement”), Parent’s board of directors must be comprised of at least five members, three of whom are designated by Blackstone, one of whom is designated by Hellman & Friedman and one of whom is our chief executive officer. Blackstone may increase the size of Parent’s board of directors to seven directors at any time to accommodate the election of two independent directors to be selected by Blackstone in consultation with Hellman & Friedman. According to the terms of the Stockholders’ Agreement, we are required to take all necessary action to cause the persons constituting Parent’s board of directors to be appointed as members of our board of directors unless Blackstone or Hellman & Friedman otherwise elects. In the event that Hellman & Friedman ceases to hold 25% or more of its initial ownership interest in Parent, it will no longer be entitled to designate a director for election to Parent’s or our board of directors or to a consultation right with respect to the election of independent directors. Blackstone has the right to appoint and remove (in consultation with Hellman & Friedman) all independent directors on Parent’s and our boards of directors and fill vacancies created by reason of death, removal or resignation of all such independent directors. In addition, for so long as certain investment funds associated with Goldman, Sachs & Co. continue to hold, together with their affiliates, at least 10% of the 2020 Notes, we have granted GS Mezzanine Partners V Institutional, L.P. a right to (i) designate a non-voting observer to our board of directors, (ii) consult with our management on matters relating to our operations, (iii) access our facilities, properties, books and records and (iv) receive additional information as it may reasonably request from time to time.

The current size of Parent’s and our board of directors is seven. Mr. Thorpe serves on the board of directors of both entities as a designee of Hellman & Friedman. In March 2014, Mr. Sunshine was elected to each of Parent’s and our board of directors and serves as a designee of Blackstone, along with Messrs. Lance and Simpkins. Ms. Pure and Mr. Pead serve as independent directors on each board of directors, in addition to Mr. de Crescenzo, our chief executive officer.

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

The audit committee is currently comprised of Messrs. Pead (chair), Sunshine and Thorpe. During 2013, the audit committee was comprised of Messrs. Pead, Thorpe and Michael Dal Bello until his resignation in November 2013. Because we do not have and are not currently seeking to list any securities on a national securities exchange or on an automated quotation system, our board of directors is not required to have on the audit committee a person who qualifies under the rules of the SEC as an “audit committee financial expert” or as having accounting or financial management expertise under the similar rules of the national securities exchanges. While the audit committee has not designated any of its members as an audit committee financial expert, we believe that each of the current members of the audit committee is fully qualified to address any accounting, financial reporting or audit issues that may come before the audit committee.

Compensation Committee. The compensation committee (i) reviews and recommends policies relating to compensation and benefits of our directors, employees and certain other persons providing services to us and (ii) is responsible for reviewing and approving the compensation of our senior management. The compensation committee is currently comprised of Messrs. Simpkins (chair), Lance and Thorpe. During 2013, our compensation committee consisted of Messrs. Simpkins, Thorpe and Dal Bello until Mr. Lance replaced Mr. Dal Bello in June 2013.

Nominating Committee. The nominating committee (i) assists our board of directors in identifying and recommending individuals qualified to serve as directors of the Company, (ii) recommends to our board of directors director nominees for each committee of our board of directors, (iii) reviews and considers candidates who may be suggested by any of our directors or executive officers, or by any of our stockholders, if made in accordance with the Stockholders’ Agreement, our certificate of incorporation, bylaws and applicable law and (iv) reviews succession plans relating to senior management. The nominating committee is currently comprised of Messrs. Simpkins (chair), Lance and Thorpe. The same individuals comprised the nominating committee during 2013.

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

Compensation Discussion and Analysis

Overview

The following discussion analyzes our executive compensation program with respect to our named executive officers for the year ended December 31, 2013 and the material elements of the compensation packages awarded to such officers. The individuals whose compensation is discussed below are our Chief Executive Officer, Neil E. de Crescenzo, IV; our Executive Vice President — Chief Financial Officer, Bob A. Newport, Jr.; our Executive Vice President — Provider Solutions, T. Ulrich Brechbühl; our Executive Vice President, General Counsel and Secretary, Gregory T. Stevens; our Executive Vice President — Payer Services, Gary D. Stuart and our former Chief Executive Officer, George I. Lazenby, IV. Mr. Lazenby resigned from the Company in September 2013. See the discussion under the heading “— George Lazenby Separation Agreement” below for additional details. We collectively refer to these individuals in the following discussion as our “named executive officers.”

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

During 2013, the base salary for Messrs. Newport, Brechbühl, Stevens, Stuart and Lazenby was $340,000, $365,000, $340,000, $350,000 and $700,000, respectively. When Mr. de Crescenzo was appointed as the Chief Executive Officer effective September 30, 2013, his base salary also was set at $700,000. For 2013, base salaries comprised 2%, 53%, 52%, 53%, 46% and 20% of the total compensation for Messrs. de Crescenzo, Newport, Brechbühl, Stevens, Stuart and Lazenby, respectively. To date, none of the named executive officers has received a salary increase in 2014.

Annual Cash Bonuses

We provide our named executive officers with the opportunity to share in our success through annual bonuses awarded under our bonus program for management employees (the “Management Bonus Program”). The Management Bonus Program provides Emdeon’s senior management and certain key employees the opportunity to earn compensation in addition to their base salaries up to a target bonus potential. The compensation committee has general authority for oversight and interpretation of the Management Bonus Program. The compensation committee, with the recommendations of our chief executive officer (other than with respect to himself), is responsible for (i) setting annual objective performance targets, (ii) reviewing actual performance and (iii) determining the amount of the compensation payable to each named executive officer.

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

2013

The compensation committee determined that 60% of the 2013 objective performance measures were based on Adjusted EBITDA targets and 40% were based on revenue targets under the Management Bonus Program. For the year ended December 31, 2013, annual cash bonuses were linked to achievement of Adjusted EBITDA within a range of $308 million to $343 million and achievement of revenue from $1.21 billion to $1.33 billion. We believe the combination of these performance factors and the proportionate weighting assigned to each reflected our overall Company goals for 2013, which balanced the achievement of revenue growth and improving our operating efficiency. These measures were calculated in the same manner as reported in our financial results.

For 2013, our named executive officers’ target annual cash bonuses as a percentage of base salary were 85% for each of Messrs. Brechbühl and Stuart, 80% for each of Messrs. Newport and Stevens and 100% for Mr. Lazenby. When Mr. de Crescenzo was appointed as our Chief Executive Officer in September 2013, pursuant to his employment agreement, it was agreed that Mr. de Crescenzo would receive a cash bonus for 2013 based on a target annual cash bonus as a percentage of base salary of 100%, to be prorated for the number of days Mr. de Crescenzo was employed during 2013. Pursuant to his separation agreement in connection with his resignation, Mr. Lazenby remained eligible to receive a bonus under the Management Bonus Program for 2013 without regard to the fact that he would not be employed by the Company at the time such bonus would be paid.

At the compensation committee’s first quarter 2014 meetings, the compensation committee reviewed the Company and individual performance results for 2013. The compensation committee, without input from Mr. de Crescenzo, determined the actual amount of cash bonuses to be paid to Messrs. de Crescenzo and Lazenby, and, together with Mr. de Crescenzo’s input, determined the bonus payment for each other named executive officer. Based upon both achievement of Adjusted EBITDA of $324 million and revenue of $1.27 billion under the Management Bonus Program and each named executive officer’s performance review, Messrs. Newport, Brechbühl, Stevens and Stuart received bonuses of $297,590, $332,996, $297,590 and $400,171, respectively, for 2013. In accordance with his employment agreement, Mr. de Crescenzo received a bonus of $187,600, which amount included his target annual cash bonus of 100% of his base salary, prorated for the number of days Mr. de Crescenzo was employed during 2013. In addition, the compensation committee determined to award Mr. de Crescenzo a $25,000 discretionary cash bonus in recognition of his significant contributions to the Company during 2013. In accordance with his separation agreement, Mr. Lazenby received a bonus of $745,068.

2014

In November 2013, the compensation committee determined the objective performance measures for 2014 under the Management Bonus Program. For the year ending December 31, 2014, 50% of the objective performance measures will be based on Adjusted EBITDA targets and 50% will be based on revenue targets. After the objective performance measures are calculated, adjustments to the annual cash bonuses payable for 2014 will be made based on the executive’s achievement of individual objectives and contributions to us during the year. For 2014, our named executive officers’ target annual cash bonuses as a percentage of base salary are 100% for Mr. de Crescenzo, 85% for each of Messrs. Brechbühl and Stuart and 80% for Mr. Stevens. In connection with his resignation effective as of the Transition Date (as defined above) and pursuant to a transition letter agreement with Mr. Newport, the Company will pay Mr. Newport a lump sum cash payment of $100,000, which payment is intended to represent the prorated portion of Mr. Newport’s target annual cash bonus in respect of the 2014 fiscal year.

Equity-Based Awards

Parent Equity Plan

In addition to base salary and cash bonus compensation, each of our named executive officers is provided equity-based award compensation. Parent adopted the Parent Equity Plan, which amended and restated the 2009 Plan, in connection with the 2011 Transactions. Pursuant to the Parent Equity Plan, 150,000 shares of Parent common stock have been reserved for issuance of equity awards to employees, directors and consultants of Parent and its affiliates. Parent has the authority to grant awards, to set the terms and conditions of such awards and to adopt, alter and repeal rules, guidelines and practices relating to the Parent Equity Plan and any awards granted thereunder. Because we are an indirect wholly owned subsidiary of Parent, awards under the Parent Equity Plan represent an indirect ownership interest in Emdeon.

In September 2013, Parent granted a stock option award to purchase shares of Parent common stock under the Parent Equity Plan to Mr. de Crescenzo. No other equity-based awards were made to our named executive officers during 2013. Pursuant to an individual award agreement entered into by Mr. de Crescenzo, he was granted options to purchase an aggregate of 20,000 shares of Parent common stock as follows:

(1) 10,000 Tier 1 Time-Vesting Options, which have an exercise price per share equal to $1,020 (the grant date fair market value as determined by Parent) and vest in equal 20% annual installments on the first through the fifth anniversary of the grant date, subject to the optionee’s continued employment through each vesting date;

(2) 2,500 Tier 2 Time-Vesting Options, which have an exercise price of $2,500, and vest in equal 20% annual installments on the first through the fifth anniversary of the grant date, subject to the optionee’s continued employment through each vesting date;

(3) 3,750 2x Exit-Vesting Options, which have an exercise price per share equal to $1,020, and vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least 2.0 times Blackstone’s cumulative invested capital (measured on a per Parent share basis) in Parent (the “2x MOIC Hurdle”) or (ii) sufficient to result in an annual internal rate of return on Blackstone’s cumulative invested capital in Parent of at least 20% (the “20% IRR Hurdle”); and

(4) 3,750 2.5x Exit-Vesting Options, which have an exercise price per share equal to $1,020, and vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least 2.5 times Blackstone’s cumulative invested capital (measured on a per Parent share basis) in Parent (the “2.5x MOIC Hurdle”) or (ii) sufficient to result in an annual internal rate of return on Blackstone’s cumulative invested capital in Parent of at least 25% (the “25% IRR Hurdle”).

Co-Investment

Another component of equity based awards is that certain members of senior management and the board of directors have been provided with the opportunity to invest in the common stock of Parent. We consider this investment opportunity an important part of our equity program because it encourages stock ownership and aligns the investing executive officer’s financial interests with those of our stockholders. In February 2014, Mr. de Crescenzo purchased 980 shares of Parent common stock at $1,020 per share for $999,600.

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

In 2013, we paid $25,000 to Mr. de Crescenzo for relocation expenses and to establish a permanent residence in the greater Nashville metropolitan area. The only other perquisite or other compensation benefits deemed to be other compensation to our named executive officers for purposes of the Summary Compensation Table below were matching contributions made by Emdeon on their behalf to our 401(k) Savings Plan. Our named executive officers participate in and make elective contributions under our 401(k) Savings Plan in the same manner as our other employees. See “— Summary Compensation Table” below.

Severance and Change in Control Protection

Each of our named executive officers is party to an employment agreement with us governing the terms of their employment with us and future separation, as applicable. Pursuant to these employment agreements, we provide salary continuation and other benefits in the event of involuntary or, in certain cases, constructive termination of employment without cause. Each such employment agreement was negotiated with the respective named executive officer and specifies certain terms of compensation, including an annual rate of base salary and eligibility for an annual cash bonus. Pursuant to these employment agreements, each named executive officer is subject to restrictive covenants, including confidentiality, non-competition and non-solicitation obligations. The employment of each named executive officer under these employment agreements continues in effect until terminated by us or by the named executive officer.

Pursuant to the award agreements under the Parent Equity Plan, the awards granted to each named executive officer include acceleration of vesting features in connection with a change of control (as defined in the Stockholders’ Agreement). All outstanding unvested (i) Tier 1 and Tier 2 Time-Vesting Options will vest in full to the extent not previously forfeited; (ii) 2x Exit-Vesting Options will become fully vested if either the 2x MOIC Hurdle or the 20% IRR Hurdle is satisfied in connection with the change of control; and (iii) 2.5x Exit-Vesting Options will become fully vested if either the 2.5x MOIC Hurdle or 25% IRR Hurdle is satisfied in connection with the change of control.

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

Because we became a privately-owned company following the 2011 Transactions, we are no longer subject to the limitations imposed by Section 162(m). The compensation committee, however, intends to continue to take actions that are deemed to be in the best interest of the Company and its stockholders and to maximize the effectiveness of the Company’s executive compensation plans. Accordingly, we presently consider the tax, accounting and disclosure consequences to be influential but not determining factors in the design of our named executive officer compensation packages.

Compensation Committee Interlocks and Insider Participation

During 2013, none of our executive officers served as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our board of directors or the compensation committee.

Compensation Committee Report

The compensation committee has reviewed the foregoing Compensation Discussion and Analysis and discussed it with management and, based on such review and discussion, recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report.

Submitted by the compensation committee of the board of directors,

Howard Lance

Neil P. Simpkins

Allen R. Thorpe

Summary Compensation Table

The following table summarizes the compensation earned by each of our named executive officers for the years ended December 31, 2013, 2012 and 2011. In addition, there are certain contractual arrangements that exist between us and certain named executive officers, including a tax receivable agreement, that are not compensatory and are described in Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

For purposes of the following tables and other disclosures regarding executive compensation below, references to “2011” refer to the combination of the Predecessor period of January 1, 2011 through November 1, 2011 and the Successor period of November 2, 2011 through December 31, 2011.

								Non-Equity
					Stock	Option		Incentive Plan		All Other
		Salary		Bonus	Awards	Awards		Compensation		Compensation	Total
Name and Principal Position	Year	($)		($) (1)	($)	($) (2)		($) (3)		($) (4)	($)
Neil E. de Crescenzo (5)	2013	175,000	(6)	25,000	—	9,876,423		187,600	(7)	27,019	10,291,042
Chief Executive Officer	2012	—		—	—	—		—		—	—
	2011	—		—	—	—		—		—	—
Bob A. Newport, Jr.	2013	337,404		—	—	—		297,590		6,375	641,369
Chief Financial Officer	2012	325,000		—	—	2,943,420		215,000		6,250	3,489,670
	2011	323,462		—	185,040	403,200		150,000		4,493,984	5,555,686
T. Ulrich Brechbühl (5)	2013	362,404		—	—	—		332,996		6,375	701,775
Executive Vice President —	2012	350,000		—	—	3,392,797		225,000		6,250	3,974,047
Provider Services	2011	—		—	—	—		—		—	—
Gregory T. Stevens (5)	2013	337,404		—	—	—		297,590		6,375	641,369
Executive Vice President—	2012	—		—	—	—		—		—	—
General Counsel and Secretary	2011	—		—	—	—		—		—	—
Gary D. Stuart	2013	345,673		—	—	—		400,171		6,375	752,219
Executive Vice President —	2012	325,000		—	—	2,943,420		250,000		6,250	3,524,670
Payer Services	2011	321,154		—	154,200	336,000		150,000		4,829,083	5,790,437
George I. Lazenby, IV	2013	493,077		—	—	970,238	(8)	745,068		308,372	2,516,755
Former Chief Executive	2012	500,000		—	—	9,419,125		475,000		5,000	10,399,125
Officer	2011	500,000		—	231,300	504,000		287,000		11,954,844	13,477,144

(1)	The amounts reported in this column for 2013 reflect a special bonus paid to Mr. de Crescenzo in recognition of significant contributions to the Company.
(2)	The amounts reported in this column represent the aggregate grant date fair value of the stock options computed in accordance with FASB ASC Topic 718. Additional information regarding the awards is set forth in the tables and notes in the sections entitled “— Grants of Plan-Based Awards During 2013” and “— Outstanding Equity Awards at December 31, 2013.” Please see Note 14 to the consolidated financial statements for the year ended December 31, 2013 included elsewhere in this Annual Report for more information on how amounts in this column are calculated.
(3)	The amounts reported in this column were paid under our annual cash bonus program.
(4)	For 2013, each named executive officer’s additional compensation includes matching contributions to our 401(k) Savings Plan. In addition, Mr. de Crescenzo’s additional compensation includes a $25,000 allowance to establish a permanent residence in the greater Nashville metropolitan area, and Mr. Lazenby’s additional compensation includes $303,272 in severance payments paid during 2013 pursuant to Mr. Lazenby’s separation agreement. See the discussion contained under the heading “— George Lazenby Separation Agreement” below for a description of these amounts.
(5)	Messrs. de Crescenzo and Stevens were not named executive officers for the years ended December 31, 2012 and 2011 and Mr. Brechbühl was not a named executive officer for the year ended December 31, 2012. Therefore, only compensation for the applicable years are included in the chart.
(6)	Mr. de Crescenzo joined the Company as Chief Executive Officer in September 2013. Mr. de Crescenzo’s annual base salary for 2013 was set at $700,000. The amount in this Summary Compensation Table reflects his prorated base salary for his service to the Company from September 30, 2013 through December 31, 2013.
(7)	This amount consists of $187,600 paid under the annual cash bonus program for 2013 pursuant to Mr. de Crescenzo’s employment agreement.
(8)	This amount represents the incremental fair value of the stock options computed in accordance with FASB ASC Topic 718 related to a modification of such stock options allowing for certain options to remain outstanding until the third anniversary of Mr. Lazenby’s date of termination. Additional information regarding the awards is set forth in the tables and notes in the sections entitled “— Outstanding Equity Awards at December 31, 2013.” Please see Note 14 to the consolidated financial statements for the year ended December 31, 2013 included elsewhere in this Annual Report for more information on how amounts in this column are calculated. For additional details regarding Mr. Lazenby’s resignation from the Company and the terms and conditions of his separation agreement, see the section entitled “— George Lazenby Separation Agreement” below.

Grants of Plan-Based Awards During 2013

The following table summarizes (i) awards granted under our Management Bonus Program and (ii) awards of options to purchase shares of Parent common stock.

Grant of Plan Awards During 2013

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards-1				Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities		Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)(2)	Target ($)		Maximum ($)(3)	Threshold (#)	Target (#)		Maximum or (#)	Units (#)	Underlying Options		Awards ($/Sh)	Awards ($)(4)
Neil E. de Crescenzo	9/30/2013	—	187,600	(5)	—	—	—		—	—	—		—	—
Chief Executive Officer	9/30/2013	—	—		—	—	3,750	(6)	—	—			1,020	1,499,438
	9/30/2013	—	—		—	—	3,750	(7)	—	—			1,020	1,287,600
	9/30/2013	—	—		—	—	—		—	—	2,500	(8)	2,500	997,685
	9/30/2013	—	—		—	—	—		—	—	10,000	(9)	1,020	6,091,700
Bob A. Newport, Jr.	2/21/2013	68,000	272,000		544,000	—	—		—	—	—		—	—
Chief Financial Officer
T. Ulrich Brechbühl	2/21/2013	77,563	310,250		620,500	—	—		—	—	—		—	—
Executive Vice President — Provider Services
Gregory T. Stevens	2/21/2013	68,000	272,000		544,000	—	—		—	—	—		—	—
Executive Vice President, General Counsel & Secretary
Gary D. Stuart	2/21/2013	74,375	297,500		595,000	—	—		—	—	—		—	—
Executive Vice President — Payer Services
George I. Lazenby, IV (10)	2/21/2013	175,000	700,000		1,400,000	—	—		—	—	—		—	—
Former Chief Executive Officer

(1)	The amounts reported in these columns reflect amounts payable pursuant to our Management Bonus Program for 2013 at various points within the range of Company performance goals, assuming the satisfaction of individual performance criteria. For a description of the material terms of these awards and actual payouts made, see “Compensation Discussion and Analysis — Annual Cash Bonuses.”
(2)	The “threshold” represents the amount payable upon achievement at the starting point of the targeted ranges of Adjusted EBITDA and revenue, as calculated under the Management Bonus Program for 2013.
(3)	The “maximum” represents the amount payable upon achievement at the top of the targeted ranges of Adjusted EBITDA and revenue, as calculated under the Management Bonus Program for 2013.
(4)	The amounts reported in this column represent the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718. Please see Note 14 to the consolidated financial statements for the year ended December 31, 2013 included elsewhere in this Annual Report for more information on how these amounts were calculated.
(5)	Mr. de Crescenzo joined the Company as Chief Executive Officer in September 2013. This amount represents the amount payable to Mr. de Crescenzo under the Management Bonus Program for 2013 pursuant to his employment agreement.
(6)	Represents the 2x Exit-Vesting Options, which vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least the 2x MOIC Hurdle or (ii) sufficient to meet the 20% IRR Hurdle.
(7)	Represents the 2.5x Exit-Vesting Options, which vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least the 2.5x MOIC Hurdle or (ii) sufficient to meet the 25% IRR Hurdle.
(8)	Represents the Tier 2 Time-Vesting Options which vest in equal 20% annual installments on the first through the fifth anniversary of the grant date, subject to the optionee’s continued employment through each vesting date.
(9)	Represents the Tier 1 Time-Vesting Options which vest in equal 20% annual installments on the first through the fifth anniversary of the grant date, subject to the optionee’s continued employment through each vesting date.
(10)	Mr. Lazenby’s eligibility to receive non-equity incentive awards with respect to 2013 following his resignation from the Company is described below under the heading “— George Lazenby Separation Agreement.”

Outstanding Equity Awards at December 31, 2013

The following table provides information regarding outstanding equity awards held by each of our named executive officers as of December 31, 2013.

	Option Awards
						Equity
						Incentive
		Number				Plan Awards:
		of		Number of		Number of
		Securities		Securities		Securities
		Underlying		Underlying		Underlying
		Unexercised		Unexercised		Unexercised		Option
	Option	Options		Options		Unearned		Exercise	Option
	Grant	Exercisable		Unexercisable		Options		Price	Expiration
Name	Date	(#)		(#)		(#)		($)	Date
Neil E. de Crescenzo Chief Executive Officer	9/30/2013	—		—		3,750.00	(3)	1,020.00	9/30/2023
	9/30/2013	—		—		3,750.00	(4)	1,020.00	9/30/2023
	9/30/2013	—		2,500.00	(5)	—		2,500.00	9/30/2023
	9/30/2013	—		10,000.00	(6)	—		1,020.00	9/30/2023
Bob A. Newport, Jr. Chief Financial Officer	11/2/2011	460.00	(1)	—		—		250.00	8/11/2019	(2)
	7/17/2012	—		—		1,183.75	(3)	1,000.00	7/17/2022
	7/17/2012	—		—		1,183.75	(4)	1,000.00	7/17/2022
	7/17/2012	600.00	(5)	900.00	(5)	—		2,500.00	7/17/2022
	7/17/2012	947.00	(6)	1,420.50	(6)	—		1,000.00	7/17/2022
T. Ulrich Brechbühl Executive Vice President — Provider Services	11/2/2011	240.00	(1)	—		—		250.00	10/1/2020	(2)
	7/17/2012	—		—		1,370.00	(3)	1,000.00	7/17/2022
	7/17/2012	—		—		1,370.00	(4)	1,000.00	7/17/2022
	7/17/2012	680.00	(5)	1,020.00	(5)	—		2,500.00	7/17/2022
	7/17/2012	1,096.00	(6)	1,644.00	(6)	—		1,000.00	7/17/2022
Gregory T. Stevens Executive Vice President, General Counsel & Secretary	11/2/2011	425.00	(1)	—		—		250.00	8/11/2019	(2)
	7/17/2012	—		—		1,071.25	(3)	1,000.00	7/17/2022
	7/17/2012	—		—		1,071.25	(4)	1,000.00	7/17/2022
	7/17/2012	500.00	(5)	750.00	(5)	—		2,500.00	7/17/2022
	7/17/2012	857.00	(6)	1,285.50	(6)	—		1,000.00	7/17/2022
Gary D. Stuart Executive Vice President — Payer Services	11/2/2011	550.00	(1)	—		—		250.00	8/11/2019	(2)
	7/17/2012	—		—		1,183.75	(3)	1,000.00	7/17/2022
	7/17/2012	—		—		1,183.75	(4)	1,000.00	7/17/2022
	7/17/2012	600.00	(5)	900.00	(5)	—		2,500.00	7/17/2022
	7/17/2012	947.00	(6)	1,420.50	(6)	—		1,000.00	7/17/2022
George I. Lazenby, IV Former Chief Executive Officer	7/17/2012	—		—		1,500.00	(3)	1,000.00	9/30/2016
	7/17/2012	—		—		1,500.00	(4)	1,000.00	9/30/2016
	7/17/2012	3,000.00	(6)	—		—		1,000.00	9/30/2016

(1)	In connection with the 2011 Transactions, the Company’s outstanding stock options became fully vested immediately prior to the closing of the Merger and, for certain members of senior management, were exchanged for the Rollover Options. The exercise price and number of shares subject to the Rollover Options were determined in accordance with applicable tax rules governing the conversion of options in the context of a change in control transaction. These amounts reflect the shares of Parent common stock underlying vested Rollover Options.
(2)	The Rollover Options have a 10-year term from the grant date of the original option which was granted under the 2009 Plan and rolled into the Parent Equity Plan. All or a portion of a Rollover Option may expire prior to its stated expiration date in the event of the optionee’s termination of employment.
(3)	Represents the 2x Exit-Vesting Options, which vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least the 2x MOIC Hurdle or (ii) sufficient to meet the 20% IRR Hurdle. See the discussion contained under the heading “— George Lazenby Separation Agreement” below for additional details regarding Mr. Lazenby’s ability to exercise 2x Exit-Vesting Options held by him following his resignation.
(4)	Represents the 2.5x Exit-Vesting Options, which vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least the 2.5x MOIC Hurdle or (ii) sufficient to meet the 25% IRR Hurdle. See the discussion contained under the heading “— George Lazenby Separation Agreement” below for additional details regarding Mr. Lazenby’s ability to exercise 2.5x Exit-Vesting Options held by him following his resignation.
(5)	Represents the Tier 2 Time-Vesting Options which vest in equal 20% annual installments on the first through the fifth anniversary of the Merger (or the grant date in the case of Mr. de Crescenzo), subject to the optionee’s continued employment through each vesting date.
(6)	Represents the Tier 1 Time-Vesting Options which vest in equal 20% annual installments on the first through the fifth anniversary of the Merger (or the grant date in the case of Mr. de Crescenzo), subject to the optionee’s continued employment through each vesting date. See the discussion contained under the heading “— George Lazenby Separation Agreement” below for additional details regarding Mr. Lazenby’s ability to exercise Tier 1 Time-Vesting Options held by him following his resignation.

Equity Awards Exercised During the Year Ended December 31, 2013

The following table provides information about the value realized by each of our named executive officers during the year ended December 31, 2013 upon the exercise of stock options.

EQUITY AWARDS EXERCISED DURING THE YEAR ENDED DECEMBER 31, 2013

	Option Awards
	Number of Shares Acquired on Exercise		Value Realized on Exercise
Name	(#)		($)
George I. Lazenby, IV	1,350	(1)	1,039,500	(2)
Former Chief Executive Officer

(1)	Mr. Lazenby exercised his Rollover Options on October 4, 2013, and Parent, pursuant to the Stockholders’ Agreement, intends to exercise its right to repurchase such shares approximately six months after the exercise of the options for the fair market value on the date of repurchase.
(2)	This valuation is based on a fair value of $1,020 per share and an exercise price of $250 per share.

Potential Payments Upon Termination or Change in Control

The following summaries and table describe and quantify the potential payments and benefits that we would provide to our named executive officers in connection with their termination of employment and/or change in control. In determining amounts payable, we have assumed in all cases that the terms of the executive’s current employment and equity award agreements (including the terms of Mr. Lazenby’s separation agreement) with us were in effect on, and the termination of employment and/or change in control occurred on December 31, 2013.

Severance Benefits-Employment Agreements

The employment of each named executive officer may be terminated by us or by the executive at any time, with or without “cause.” Pursuant to each named executive officer’s employment agreement in effect at the end of 2013, the applicable named executive officer is entitled to receive severance benefits upon termination by us without “cause,” upon his resignation for “good reason,” or upon his termination due to his death or permanent disability. Upon an eligible termination, each named executive officer is entitled to continued payment of his base salary for one year (two years in the case of Mr. de Crescenzo and 18 months in the case of Mr. Stevens) and a lump sum equal to that portion of the health insurance premiums that would have been paid for active employees with similar coverage (up to the amount we pay for active employees) for one year (18 months in the case of Messrs. de Crescenzo and Stevens). In addition, Mr. de Crescenzo is entitled to be paid, in equal installments over two years, an amount equal to two times his target bonus. The executive’s entitlement to these severance payments and benefits is generally conditioned on continued compliance with his obligations not to compete with us and not to solicit our employees or customers for 18 months following termination of employment (two years in the case of Mr. de Crescenzo) and his release of all claims against us.

A termination for “cause” generally includes any of the following: failure to comply with our employment policies; misconduct or dishonesty in connection with his duties; or conviction of a felony or crime involving moral turpitude. Resignation for “good reason” generally includes: a reduction in the executive’s base salary; a reduction in the executive’s title, authority or duties or a relocation by more than fifty miles of the executive’s principal place of employment. For Messrs. Brechbühl and Stuart, severance benefits are payable only upon resignation for “good reason” within 24 months following a “change in control.” A transaction prior to a future initial public offering that results in a “change in control” generally includes a sale or merger of Emdeon or its parent companies in which our stockholders do not hold a majority of the surviving or successor corporation; an event that causes Parent to cease to own indirectly 100% of Emdeon’s operating subsidiary; or a sale of all or substantially all of the assets of Emdeon, its parent companies or its operating subsidiary. A transaction following a future initial public offering that results in a “change in control” generally includes the acquisition by any person (other than a member of the Investor Group) of 35% or more of voting stock of our public company successor (the “Public Company”); a change in the control of at least a majority of the outstanding voting power of the Public Company as a result of any tender or exchange offer, merger or other business combination transaction; a majority change in the composition of the Public Company’s board of directors members as a result of a proxy contest or material transaction; or stockholder approval of a liquidation, sale, or other disposition of substantially all the Public Company’s assets. Under the terms of their employment agreements, Messrs. Newport and Stevens are entitled to severance benefits in the event of resignation for “good reason” without regard to whether a “change in control” transaction has or will occur.

No named executive officer has any right to receive a “gross up” for any excise tax imposed by Section 4999 of the Code, or any other federal, state and local income tax.

Accelerated Vesting of Equity-Based Awards

As discussed above, (i) all outstanding unvested Tier 1 and Tier 2 Time-Vesting Options will vest upon a change in control and (ii) the 2x Exit-Vesting Options and 2.5x Exit-Vesting Options will vest upon the occurrence of certain “exit” transactions described above which may coincide with a change in control. The provisions governing the equity awards held by certain of our named executive officers pursuant to the Parent Equity Plan are described in further detail in the section entitled “Executive Compensation — Severance and Change in Control Protection.”

Calculations of Benefits to Which Executives Would be Entitled

Assuming termination of employment occurred on December 31, 2013, the dollar value of the payments and other benefits to be provided to each named executive officer under his employment agreement are estimated to be as follows:

Estimated Payments And Benefits Upon Termination

	Termination by us Without		Resignation for “Good
	“Cause” or Upon Death	Resignation for	Reason” Following a
Name	Or Disability	“Good Reason”	“Change in Control”
Neil E. de Crescenzo Chief Executive Officer	Salary Continuation $1,400,000 Bonus Payment $1,400,000 Insurance Coverage $20,813	Salary Continuation $1,400,000 Bonus Payment $1,400,000 Insurance Coverage $20,813	Salary Continuation $1,400,000 Bonus Payment $1,400,000 Insurance Coverage $20,813

Bob A. Newport, Jr. (1) Chief Financial Officer	Salary Continuation $340,000 Insurance Coverage $14,358	Salary Continuation $340,000 Insurance Coverage $14,358	Salary Continuation $340,000 Insurance Coverage $14,358

T. Ulrich Brechbühl Executive Vice President — Provider Solutions	Salary Continuation $365,000 Insurance Coverage $14,240	—	Salary Continuation $365,000 Insurance Coverage $14,240

Gregory T. Stevens Executive Vice President, General Counsel & Secretary	Salary Continuation $510,000 Insurance Coverage $20,984	Salary Continuation $510,000 Insurance Coverage $20,984	Salary Continuation $510,000 Insurance Coverage $20,984

Gary D. Stuart Executive Vice President — Payer Services	Salary Continuation $350,000 Insurance Coverage $14,369	—	Salary Continuation $350,000 Insurance Coverage $14,369

George I. Lazenby, IV (2) Former Chief Executive Officer	Salary Continuation $2,400,000 Annual Cash Bonus $745,068 Insurance Coverage $26,349	—	—

(1)	In February 2014, the Company and Mr. Newport entered into a transition letter agreement with respect to Mr. Newport’s termination and transition of employment. For additional details regarding Mr. Newport’s termination and transition of employment from the Company, see the section entitled “— Bob Newport Transition Letter Agreement” below.
(2)	In September 2013, Mr. Lazenby resigned from the Company. In connection with his resignation, Mr. Lazenby entered into a separation agreement with the Company. The amounts represented in the table above reflect the total payments to be made pursuant to a separation agreement entered into with Mr. Lazenby in connection with his resignation. For additional details regarding Mr. Lazenby’s resignation from the Company and the terms and conditions of his separation agreement, see the section entitled “— George Lazenby Separation Agreement” below.

George Lazenby Separation Agreement

On September 30, 2013, Mr. Lazenby resigned from the Company. In connection with his resignation, Mr. Lazenby entered into a separation agreement with the Company that provided him with certain severance benefits in lieu of those he would have been entitled to under his employment agreement. Under the terms of the separation agreement, the Company will pay to Mr. Lazenby (i) $2,400,000 in equal monthly installments over the twenty-four months following his termination, (ii) an annual bonus in respect of the 2013 year based on actual performance as though Mr. Lazenby remained employed with the Company through the payment date of the annual bonus, and (iii) a lump sum cash payment equal to $26,349 representing the health insurance premiums that would have been paid for active employees with similar coverage (up to the amount we pay for active employees) for 18 months. Mr. Lazenby’s continued receipt of these payments is conditioned upon his continued compliance with his obligation not to compete with us and not to solicit our employees or customers for two years following his termination of employment.

In addition, under the terms of the separation agreement, outstanding stock options to purchase shares of Parent common stock held by Mr. Lazenby at the time of his resignation were modified or forfeited as described below:

•	Mr. Lazenby exercised his Rollover Options for 1,350 shares on October 4, 2014, at an exercise price of $250 per share, and Parent, pursuant to the Stockholders’ Agreement, intends to exercise its right to repurchase such shares approximately six months after the exercise of the options for the fair market value on the date of repurchase;

•	3,000 Tier 1 Time-Vesting Options with an exercise price of $1,000 will be vested and will remain outstanding and eligible for exercise until the third anniversary of the date of his resignation;

•	1,500 2x Exit-Vesting Options with an exercise price of $1,000 per share will remain outstanding and will vest and become exercisable on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least the 2.0x MOIC Hurdle or (ii) sufficient to meet the 20% IRR Hurdle, provided that such options will expire if not previously vested and exercised on the third anniversary of the date of his resignation;

•	1,500 2.5x Exit-Vesting Options with an exercise price of $1,000 per share will remain outstanding and will vest and become exercisable on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least the 2.5x MOIC Hurdle or (ii) sufficient to meet the 25% IRR Hurdle, provided that such options will expire if not previously vested and exercised on the third anniversary of the date of his resignation; and

•	All other options to purchase shares of Parent common stock were forfeited and expired as of the date of his resignation from the Company.

Bob Newport Transition Letter Agreement

In February 2014, the Company and Mr. Newport entered into a transition letter agreement with respect to Mr. Newport’s termination and transition of employment. The transition letter agreement provided that Mr. Newport will continue as our Chief Financial Officer until the Transition Date of March 31, 2014, or such earlier date as determined by the Company. The termination letter agreement also provided that Mr. Newport’s departure will constitute a termination without “cause” for purposes of the terms and conditions of his employment agreement and that Mr. Newport would receive the severance benefits provided by his employment agreement following a termination without “cause”, including the payment of Mr. Newport’s earned and unpaid base salary, accrued health and retirement benefits, accrued but unreimbursed expenses, the continuation of his base salary as severance payments for a period of one year, to be paid in accordance with the Company’s regular payroll practices, and a lump sum payment equivalent to that portion of applicable health insurance premiums that would have been paid by the Company for a period of one year. In addition, pursuant to the termination letter agreement, Emdeon agreed to pay Mr. Newport a lump sum payment of $100,000 which payment represents the prorated portion of Mr. Newport’s annual bonus in respect of the 2014 fiscal year. The terms of the transition letter agreement are subject to Mr. Newport’s continued employment through the Transition Date and his execution of a standard release. Mr. Newport’s receipt of these payments is conditioned upon his continued compliance with his obligation not to compete with us and not to solicit our employees or customers for eighteen months following his termination of employment.

DIRECTOR COMPENSATION

This section describes the compensation we provided to our non-employee directors in 2013. Directors who are employed by us are not compensated by us for their services as directors. The table below shows amounts paid to our non-employee directors for the year ended December 31, 2013.

DIRECTOR COMPENSATION FOR THE YEAR ENDED DECEMBER 31, 2013

Name(2)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Equity- Based Awards ($)(1)	All Other Compensation ($)	Total ($)
Pamela J. Pure	100,000	—	237,864	—	337,864
Howard L. Lance	187,500	—	993,775	—	1,181,275
Philip M. Pead	100,000	—	—	—	100,000

(1)	The amounts reported in this column represent the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718. Please see Note 14 to the consolidated financial statements for the year ended December 31, 2013 included elsewhere in this Annual Report for more information on how these amounts were calculated.
(2)	During 2013, our board of directors also included Allen R. Thorpe, Michael Dal Bello and Neil P. Simpkins as non-employee directors. Because these directors received no compensation for serving as directors, such directors are not included in this table.

Pursuant to the Stockholders’ Agreement, Ms. Pure and Mr. Pead serve as independent directors on Parent’s and our boards of directors based on their respective nominations by Blackstone, in consultation with Hellman & Friedman, and Mr. Lance serves as a member of Parent’s and our boards of directors based on his nomination by Blackstone as a Blackstone nominee. A $100,000 annual retainer was approved for each of Ms. Pure and Messrs. Pead.

In May 2013, Ms. Pure was granted options to purchase 400 shares of Parent common stock pursuant to Parent Equity Plan. The options vest in equal annual installments over a four-year period, subject to continued membership on Parent’s and our boards of directors, and are subject to accelerated vesting in connection with a change of control (as defined in the Stockholders’ Agreement).

In connection with his appointment as our chairman of the board in February 2013, Mr. Lance’s annual retainer was increased from $100,000 to $250,000 and he was granted 2,000 stock appreciation rights (SARs). Pursuant to the individual award agreement entered into by Mr. Lance, the SAR award is divided into three tranches as follows:

(1) Tier 1 Time-Vesting SARs, which have a grant price per share equal to $1,020 (the grant date fair market value as determined by Parent) and vest in equal 20% annual installments on the first through the fifth anniversary of the grant date, subject to continued membership on Parent’s and our board of directors through each vesting date;

(2) 2x Exit-Vesting SARs, which have a grant price per share equal to $1,020, and vest, subject to continued membership on Parent’s and our board of directors through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least the 2x MOIC Hurdle or (ii) sufficient to meet the 20% IRR Hurdle; and

(3) 2.5x Exit-Vesting SARs, which have a grant price per share equal to $1,020, and vest, subject to continued membership on Parent’s and our board of directors through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least the 2.5x MOIC Hurdle or (ii) sufficient to meet the 25% IRR Hurdle.

As another component of equity based awards, certain directors have been provided with the opportunity to invest in the common stock of Parent. In December 2013, Mr. Lance purchased 1,470 shares of Parent common stock at $1,020 per share for $1,499,400 and Mr. Pead purchased 490 shares of Parent common stock at $1,020 per share for $499,800.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Parent owns 100% of the issued and outstanding shares of common stock of Holdings, which, in turn, owns 100% of the issued and outstanding shares of common stock of Emdeon. The issued and outstanding capital stock of Parent consists of 1,215,675.75 shares of Parent common stock. The holders of Parent common stock are generally entitled to one vote per share on all matters submitted for action by the stockholders, to receive ratably such dividends and distributions as may be declared or paid from time to time by the board of directors and to pro rata distribution of any available and remaining assets upon a liquidation or dissolution of Holdings.

The following table sets forth certain information as of March 1, 2014 with respect to shares of Parent common stock beneficially owned by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group and (iv) each person known to us to be the beneficial owner of more than 5% of the outstanding Parent common stock as of such date.

Except as indicated in the footnotes to the table, each of the stockholders listed below has sole voting and investment power with respect to shares of Parent common stock owned by such stockholder. Unless otherwise noted, the address of each beneficial owner of is c/o Emdeon Inc., 3055 Lebanon Pike, Suite 1000, Nashville, Tennessee 37214, (615) 932-3000.

	Shares of Parent		Percentage of Parent
	Common Stock		Common Stock Beneficially
Name and Address of Beneficial Owner	Beneficially Owned		Owned
Principal Stockholders:
Blackstone (1)	966,041.75		79.47%
Hellman & Friedman (2)	245,000		20.15%
Directors and Named Executive Officers:
Neil de Crescenzo	980	(3)	*
Bob A. Newport, Jr.	2,007	(3)	*
T. Ulrich Brechbühl	2,016	(3)	*
Greg Stevens	1,782	(3)	*
Gary D. Stuart	2,097	(3)	*
George I. Lazenby, IV	3,663	(3)	*
Howard L. Lance	1,770	(3)	*
Philip M. Pead	590	(3)	*
Pamela J. Pure	166.66	(3)	*
Neil P. Simpkins (4)	—		—
Justin Sunshine (5)	—		—
Allen Thorpe (6)	—		—
All directors and executive officers as a group (13 persons) (7)	11,875.66		*

*	Less than 1%.
(1)	Shares of Parent common stock shown as beneficially owned by Blackstone are held by the following entities: Blackstone Capital Partners VI L.P. (545,297.50 shares); Blackstone Family Investment Partnership VI L.P. (88.00 shares); Blackstone Family Investment Partnership VI- ESC L.P. (4,614.50 shares); Blackstone Eagle Principal Transaction Partners L.P. (406,041.75 shares); and GSO COF Facility LLC (10,000.00 shares). The address of each of the entities listed in this note is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.
(2)	Shares of Parent common stock shown as beneficially owned by Hellman & Friedman are held by the following entities: H&F Harrington AIV II, L.P. (83,320.24 shares); HFCP VI Domestic AIV, L.P. (159,987.45 shares); Hellman & Friedman Investors VI, L.P. (896.06 shares); Hellman & Friedman Capital Executives VI, L.P. (715.40 shares); Hellman & Friedman Capital Associates VI, L.P. (80.85 shares). The address of each of the entities listed in this note is c/o Hellman & Friedman LLC, One Maritime Plaza, 12th Floor, San Francisco, California 94111.
(3)	Includes shares of Parent common stock issuable upon the exercise of equity awards that are or will become vested within 60 days after March 1, 2014.
(4)	Mr. Simpkins is a Senior Managing Director in Blackstone’s Private Equity Group. Mr. Simpkins disclaims beneficial ownership of any shares of Parent common stock owned directly or indirectly by Blackstone, except to the extent of his indirect pecuniary interest therein, if any. Mr. Simpkins’s address is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.
(5)	Mr. Sunshine is an employee of Blackstone, but has no investment or voting control over the shares beneficially owned by Blackstone. Mr. Sunshine disclaims beneficial ownership of any shares of Parent common stock owned directly or indirectly by Blackstone, except to the extent of his indirect pecuniary interest therein, if any. Mr. Sunshine’s address is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.
(6)	Mr. Thorpe is a Managing Director of Hellman & Friedman, but is not a member of its investment committee. Mr. Thorpe disclaims beneficial ownership of any shares of Parent common stock owned directly or indirectly by Hellman & Friedman, except to the extent of his pecuniary interests therein, if any. The address for Mr. Thorpe is c/o Hellman & Friedman LLC, 390 Park Avenue, 21st Floor, New York, New York 10022.
(7)	Excludes Mr. Lazenby, who was not an executive officer as of March 1, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Company’s RPT Policy requires that the audit committee review all “interested transactions” and either ratify, approve or disapprove our entry into the transaction. In determining whether to approve or ratify an “interested transaction,” the audit committee is required to consider all relevant information and take into account necessary factors, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under same or similar circumstances and the benefits to the Company of the transaction. In addition, the following “interested transactions” are deemed pre-approved by the audit committee: (i) any employment relationship or transaction involving an executive officer and any related compensation resulting solely from that employment relationship; (ii) any director compensation; (iii) any transactions with another company at which a related party’s only relationship is as a director or beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved does not exceed $100,000; or (iv) any transaction where the related party’s interest arises solely from the ownership of the Company’s securities and all holders of such securities received the same benefit on a pro rata basis.

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

Tax Receivable Agreement Obligations to Related Parties

        General

In connection with our IPO, we entered into two tax receivable agreements (the “Investors Tax Receivable Agreements”) with an entity referred to herein as the “Tax Receivable Entity,” which is currently controlled by affiliates of the Investor Group. In connection with the 2011 Transactions, we entered into amended and restated Investors Tax Receivable Agreements. We also entered into a third tax receivable agreement (the “Management Tax Receivable Agreement” and, together with the Investors Tax Receivable Agreements, the “Tax Receivable Agreements”) with certain members of our current and former senior management and directors (“Management Members”) in connection with our IPO. Except as otherwise discussed below under “— Certain Provisions of Tax Receivable Agreements,” the Tax Receivable Agreements generally provide for the payment by us to the Tax Receivable Entity or the Management Members of 85% of the amount of cash savings, if any, in United States federal, state and local income tax or franchise tax that we actually realize as a result of certain tax benefits (i) in existence at the time of our IPO, (ii) created in connection with our IPO, (iii) resulting from the 2011 Transactions, (iv) resulting from certain payments made under the Tax Receivable Agreements and (v) related to imputed interest deemed to be paid by us in connection with the Tax Receivable Agreements. In addition, our December 31, 2011 corporate restructuring should result in additional tax benefits that are covered by the Tax Receivable Agreements, and thereby have the effect of increasing the amounts payable by us under such agreements.

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

The Company made cumulative payments to the Tax Receivable Entity and the Management Members of $1.1 million during the year ended December 31, 2013.

Transaction and Advisory Fee Agreement

In connection with the 2011 Transactions, we entered into a transaction and advisory fee agreement with Blackstone Management Partners L.L.C., an affiliate of Blackstone (“BMP”), and Hellman & Friedman, L.P., an affiliate of Hellman & Friedman (“HFLP,” and, together with BMP, the “Managers”), for a term of 12 years. Pursuant to the agreement, we are obligated to pay the Managers at the beginning of each fiscal year an aggregate advisory fee of $6.0 million or an agreed upon amount not to exceed 2% of consolidated EBITDA (as defined in the Senior Credit Agreement) for such fiscal year in consideration for certain advisory services provided by the Managers. Pursuant to the agreement, the Managers also are entitled to receive transaction fees equal to 1% of the aggregate transaction value upon the consummation of any acquisition, divestiture, disposition, merger, consolidation, restructuring or recapitalization, issuance of private or public debt or equity securities (including an initial public offering of equity securities), financing or similar transaction involving us.

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

During the period from January 1, 2013 to December 31, 2013, we paid $6.0 million (approximately $4.4 million to BMP and $1.7 million to HFLP) in advisory fees and approximately $0.1 million as reimbursement to BMP for their out of pocket expenses.

The transaction and advisory fee agreement also contains certain indemnification provisions, including those relating to the indemnification of Managers and their respective affiliates and representatives from liabilities relating to the services contemplated thereunder.

2019 Notes and Term Loans Held by Related Party

In connection with the 2011 Transactions, certain investment funds managed by GSO Capital Partners LP (the “GSO-managed funds”) purchased a portion of the 2019 Notes and the Senior Credit Facilities. GSO Advisor Holdings LLC (“GSO Advisor”) is the general partner of GSO Capital Partners LP. Blackstone, indirectly through its subsidiaries, holds all of the issued and outstanding equity interests of GSO Advisor. As of December 31, 2013, the GSO-managed funds held $100.0 million in principal amount of the 2019 Notes and $43.7 million in principal amount of the Senior Credit Facilities.

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

Employer Healthcare Program Agreement with Equity Healthcare

Effective as of January 1, 2014, we entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of Blackstone, pursuant to which Equity Healthcare provides to us certain negotiating, monitoring and other services in connection with our health benefit plans. In consideration for Equity Healthcare’s services, we will pay Equity Healthcare a fee of $2.70 per participating employee per month for benefit plans beginning on or after January 1, 2014, $2.80 per participating employee per month for plans beginning on or after January 1, 2015, and $2.90 per participating employee per month for plans beginning on or after January 1, 2016. As of January 1, 2014, we had approximately 3,450 employees enrolled in health benefit plans covered under the Equity Healthcare agreement.

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

In October 2009 and April 2010, Emdeon acquired certain additional rights to specified uses of its data from WebMD in order to broaden Emdeon’s ability to pursue business intelligence and data analytics solutions for payers and providers. Emdeon previously licensed exclusive rights to this data to WebMD pursuant to the Data License Agreement.

During 2013, the Company received cumulative royalty payments of $2.4 million from WebMD related to the Data License Agreement.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Non-Audit Fees

The following table presents the aggregate fees billed by Ernst & Young LLP for the two most recent years ended December 31, 2013 and 2012.

	2013	2012
Audit Fees (1)	$1,202,302	$1,141,735
Audit-Related Fees (2)	126,315	38,010
Tax Fees (3)	—	86,245
All Other Fees (4)	1,995	1,995

Total Fees	$1,330,612	$1,267,985

(1)	Fees for audit services include fees relating to the audit of annual consolidated financial statements, review of quarterly financial statements and audit services performed in connection with the registration of our Senior Notes.
(2)	Fees for audit-related services include fees relating to service organization control reports and accounting consultations.
(3)	Fees for tax services include fees for tax compliance, tax advice and tax planning related to, among other things, the 2011 Transactions and our corporate structure.
(4)	All other fees consist of subscription fees for global accounting and auditing research software tool.

Pre-Approval Policies and Procedures

Pursuant to our audit committee’s charter, the audit committee reviews and pre-approves audit and non-audit services performed by Emdeon’s independent registered public accounting firm, as well as the terms and fees charged for such services. Additionally, the audit committee reviews and discusses with the firm documentation supplied by the firm as to the nature and scope of any tax services to be approved, as well as the potential effects of the provision of such services on the firm’s independence. The audit committee may delegate to one or more designated committee members the authority to grant pre-approvals of audit and permitted non-audit services, provided that any decisions to pre-approve shall be presented to the full audit committee at its next scheduled meeting. For 2013, all of the audit and non-audit services provided by Emdeon’s independent registered public accounting firm were pre-approved by the audit committee in accordance with the audit committee charter. The audit committee has determined that the provision of non-audit services, including tax and other services, by Ernst & Young LLP is compatible with maintaining the independence of Ernst & Young LLP.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed

	1.	Financial Statements

All financial statements are set forth under “Item 8—Financial Statements and Supplementary Data” of this Annual Report

	2.	Financial Statement Schedules

All financial statement schedules are set forth under “Item 8—Financial Statements and Supplementary Data” of this Annual Report

	3.	Exhibits

The list of exhibits filed as part of this Annual Report is submitted in the Exhibit Index and is incorporated herein by reference.

(b)	Exhibits

The list of exhibits filed as part of this Annual Report is submitted in the Exhibit Index and is incorporated herein by reference.

(c)	None.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3
Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011	F-4

Consolidated Statements of Comprehensive Income (Loss) for the years ended December  31, 2013 and 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011

F-5
Consolidated Statements of Equity for the years ended December 31, 2013 and 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011	F-7
Notes to Consolidated Financial Statements	F-8
Schedule II	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder

Emdeon Inc.

We have audited the accompanying consolidated balance sheets of Emdeon Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the year ended December 31, 2013, the year ended December 31, 2012, for the period from November 2, 2011 to December 31, 2011, and for the period from January 1, 2011 to November 1, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emdeon Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013, and 2012, for the period from November 2, 2011 to December 31, 2011, and for the period from January 1, 2011 to November 1, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

March 17, 2014

Emdeon Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$76,538	$31,763
Accounts receivable, net of allowance for doubtful accounts of $3,856 and $3,585 at December 31, 2013 and 2012, respectively	214,247	192,243
Deferred income tax assets	6,317	4,184
Prepaid expenses and other current assets	27,019	28,159

Total current assets	324,121	256,349
Property and equipment, net	269,470	264,852
Goodwill	1,502,434	1,488,134
Intangible assets, net	1,632,688	1,730,089
Other assets, net	19,169	29,694

Total assets	$3,747,882	$3,769,118

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,367	$6,223
Accrued expenses	131,149	104,026
Deferred revenues	10,881	9,342
Current portion of long-term debt	31,330	17,595

Total current liabilities	181,727	137,186
Long-term debt, excluding current portion	1,999,026	1,999,415
Deferred income tax liabilities	436,263	466,921
Tax receivable agreement obligations to related parties	150,496	125,003
Other long-term liabilities	11,824	8,442
Commitments and contingencies
Equity:
Common stock (par value, $.01), 100 shares authorized, issued and outstanding at December 31, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	1,139,375	1,130,968
Accumulated other comprehensive loss	(1,343)	(3,789)
Accumulated deficit	(169,486)	(95,028)

Total equity	968,546	1,032,151

Total liabilities and equity	$3,747,882	$3,769,118

See accompanying notes.

Emdeon Inc.

Consolidated Statements of Operations

(amounts in thousands)

	Successor			Predecessor
	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012	November 2 through December 31, 2011	January 1 through November 1, 2011
Revenue	$1,242,567	$1,152,313	$187,116	$913,779
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	758,025	693,819	111,905	544,407
Development and engineering	32,612	34,591	5,268	26,828
Sales, marketing, general and administrative	180,637	151,137	23,910	123,361
Depreciation and amortization	183,839	187,225	29,094	128,761
Accretion	26,470	8,666	2,459	—
Transaction related costs	—	1,250	17,857	66,625

Operating income (loss)	60,984	75,625	(3,377)	23,797
Interest expense, net	153,169	172,253	29,343	43,202
Loss on extinguishment of debt	23,160	21,853	—	—
Other	(4,202)	—	(5,841)	(8,023)

Income (loss) before income tax provision (benefit)	(111,143)	(118,481)	(26,879)	(11,382)
Income tax provision (benefit)	(36,685)	(40,146)	(10,185)	8,201

Net income (loss)	(74,458)	(78,335)	(16,694)	(19,583)
Net income attributable to noncontrolling interest	—	—	—	5,109

Net income (loss) attributable to Emdeon Inc.	$(74,458)	(78,335)	$(16,694)	$(24,692)

See accompanying notes.

Emdeon Inc.

Consolidated Statements of Comprehensive Income (Loss)

(amounts in thousands)

	Successor			Predecessor
	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012	November 2 through December 31, 2011	January 1 through November 1, 2011
Net income (loss)	$(74,458)	$(78,335)	$(16,694)	$(19,583)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	2,583	(3,662)	—	—
Other comprehensive income amortization, net of taxes	—	—	—	2,762
Foreign currency translation adjustment	(137)	67	(194)	101

Other comprehensive income (loss)	2,446	(3,595)	(194)	2,863

Total comprehensive income (loss)	(72,012)	(81,930)	(16,888)	(16,720)
Comprehensive income attributable to non-controlling interest	—	—	—	5,719

Comprehensive income (loss) attributable to Emdeon Inc.	$(72,012)	$(81,930)	$(16,888)	$(22,439)

See accompanying notes.

Emdeon Inc.

Consolidated Statements of Equity

(amounts in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Contingent	Retained Earnings	Accumulated Other Comprehensive	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Consideration	(Deficit)	Income (Loss)	Interest	Equity
Predecessor Balances:
Balance at January 1, 2011	91,064,486	1	24,689,142	—	738,888	1,955	53,250	(2,569)	263,763	1,055,288
Equity compensation expense	—	—	—	—	43,525	—	—	—	11,407	54,932
Issuance of shares in connection with equity compensation plans, net of taxes	208,399	—	—	—	2,303	—	—	—	(1,085)	1,218
Tax receivable agreements with related parties, net of taxes	—	—	—	—	(59)	—	—	—	—	(59)
Adjustment to contingent consideration for stock acquisitions, net of taxes	—	—	—	—	(845)	(1,955)	—	—	—	(2,800)
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	(24,691)	—	5,109	(19,582)
Foreign currency translation adjustment	—	—	—	—	—	—	—	80	21	101
Other comprehensive income amortization, net of taxes	—	—	—	—	—	—	—	2,173	589	2,762
Elimination of Predecessor equity in connection with merger (see Note 1)	(91,272,885)	(1)	(24,689,142)	—	(783,812)	—	(28,559)	316	(279,804)	(1,091,860)

Predecessor Balances Subsequent to Merger	—	$—	—	$—	$—	$—	$—	$—	$—	$—

Successor capital contribution, net	100	$—	—	$—	$1,120,676	$—	$—	$—	$—	$1,120,676
Comprehensive income:										—
Net loss	—	—	—	—	—	—	(16,693)	—	—	(16,693)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(194)	—	(194)

Successor Balances:
Balance at December 31, 2011	100	—	—	—	1,120,676	—	(16,693)	(194)	—	1,103,789
Reclassification of liability awards to equity awards	—	—	—	—	3,675	—	—	—	—	3,675
Equity compensation expense	—	—	—	—	6,842	—	—	—	—	6,842
Issuance of shares in connection with equity compensation plans, net of taxes	—	—	—	—	317	—	—	—	—	317
Repurchase of Parent common stock	—	—	—	—	(436)	—	—	—	—	(436)
Other	—	—	—	—	(106)	—	—	—	—	(106)
Net loss	—	—	—	—	—	—	(78,335)	—	—	(78,335)
Foreign currency translation adjustment	—	—	—	—	—	—	—	67	—	67
Change in fair value of interest rate swap, net of taxes	—	—	—	—	—	—	—	(3,662)	—	(3,662)

Balance at December 31, 2012	100	$—	—	$—	$1,130,968	$—	$(95,028)	$(3,789)	$—	$1,032,151

Equity compensation expense	—	—	—	—	7,021	—	—	—	—	7,021
Repurchase of Parent common stock	—	—	—	—	(613)	—	—	—	—	(613)
Successor capital contribution, net	—	—	—	—	1,999	—	—	—	—	1,999
Net loss	—	—	—	—	—	—	(74,458)	—	—	(74,458)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(137)	—	(137)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	—	—	—	2,583	—	2,583

Balance at December 31, 2013	100	$—	—	$—	$1,139,375	$—	$(169,486)	$(1,343)	$—	$968,546

See accompanying notes.

Emdeon Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Successor			Predecessor
	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012	November 2 through December 31, 2011	January 1 through November 1, 2011
Operating activities
Net Income (loss)	$(74,458)	$(78,335)	$(16,694)	$(19,583)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	183,839	187,225	29,094	128,761
Equity compensation expense	7,021	6,842	—	54,932
Deferred income tax expense (benefit)	(39,555)	(38,447)	(6,397)	(15,045)
Accretion expense	26,470	8,666	2,459	—
Loss on extinguishment of debt	22,828	18,293	—	—
Amortization of debt discount and issuance costs	8,475	10,185	1,642	11,673
Amortization of discontinued cash flow hedge from other comprehensive loss	—	—	—	3,167
Change in fair value of interest rate swap (not subject to hedge accounting)	—	—	(2,755)	(7,983)
Change in contingent consideration	(69)	—	(5,843)	(8,036)
Impairment of property and equipment	10,619	1,865	—	—
Gain on sale of cost method investment	(2,925)	—	—	—
Other	(1,962)	820	489	1,119
Changes in operating assets and liabilities:
Accounts receivable	(20,791)	1,601	(13,447)	660
Prepaid expenses and other	1,442	(12,096)	3,126	6,638
Accounts payable	1,335	(2,149)	(2,912)	8,505
Accrued expenses, deferred revenue, and other liabilities	29,273	(25,216)	(17,544)	47,613
Tax receivable agreement obligations to related parties	(1,142)	(334)	—	(3,519)

Net cash provided by (used in) operating activities	150,400	78,920	(28,782)	208,902

Investing activities
Purchases of property and equipment	(71,086)	(62,054)	(8,279)	(51,902)
Payments for acquisitions, net of cash acquired	(18,291)	(59,011)	—	(39,422)
Purchase of Emdeon Inc, net of cash acquired	—	—	(1,943,218)	—
Proceeds from sale of cost method investment	5,820	—	—	—

Net cash used in investing activities	(83,557)	(121,065)	(1,951,497)	(91,324)

Financing activities
Proceeds from issuance of stock	—	—	863,245	—
Proceeds from Term Loan Facility	—	—	1,185,114	—
Proceeds from Revolving Facility	—	—	25,000	—
Proceeds from Senior Notes	—	—	729,375	—
Payments on Revolving Facility	—	(15,000)	(10,000)	—
Payment of debt issue costs	(2,178)	(2,060)	(35,901)	—
Proceeds from incremental term loan	—	70,351	—	—
Payment on Term Loan	(12,912)	(12,817)	(937,248)	(10,128)
Data sublicense and deferred financing obligation payments	(7,564)	(3,796)	(4,890)	—
Capital contribution from Parent	1,999	—	—	—
Repurchase of Parent common stock	(613)	(317)	—	—
Other	(800)	(376)	(2,868)	(263)

Net cash provided by (used in) financing activities	(22,068)	35,985	1,811,827	(10,391)

Net increase (decrease) in cash and cash equivalents	44,775	(6,160)	(168,452)	107,187
Cash and cash equivalents at beginning of period	31,763	37,923	206,375	99,188

Cash and cash equivalents at end of period	$76,538	$31,763	$37,923	$206,375

Supplemental disclosures of cash flow information
Cash paid for interest	$140,771	$171,879	$16,969	$35,119

Cash paid during the period for income taxes	$847	$7,545	$4,392	$5,554

Supplemental disclosures of noncash transactions
Deferred Financing Obligations:
Property & Equipment	$12,722	$—	$—	$—

Other Assets	$2,646	$—	$—	$—

Current portion of long-term debt	$6,377	$—	$—	$—

Long-term debt	$8,991	$—	$—	$—

Contingent Consideration:
Goodwill	$5,553	$—	$—	$—

Accrued expenses	$5,553	$—	$—	$—

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

The following transaction-related costs were incurred as a result of the 2011 Transactions and subsequent refinancing transactions and are included in the accompanying consolidated statements of operations for the respective periods indicated.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

	Successor			Predecessor
	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012	November 2 through December 31, 2011	January 1 through November 1, 2011
Accelerated vesting of equity compensation	$—	$—	$—	$35,285
Professional and other advisory fees	—	—	—	27,573
Expenses incurred in connection with the refinancing of existing debt	—	1,250	16,857	—
Transaction-related bonuses and severance	—	—	1,000	3,767

Total	$—	$1,250	$17,857	$66,625

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

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. In 2013, the Company changed the classification of rebate payments to its channel partners from costs of operations to a reduction of revenue to the extent that such rebate payments for any given channel partner were less than or equal to revenue otherwise earned from the respective channel partner. To conform to the current period presentation, rebate payments to channel partners resulted in a reduction of revenue of $25,002, $25,955, $3,267 and $15,485 for the years ended December 31, 2013 and 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively.

Noncontrolling Interest

For periods prior to the Merger, noncontrolling interest represents the noncontrolling stockholders’ proportionate share of equity and net income of EBS Master, a former majority owned subsidiary of the Company that became wholly-owned as a result of the 2011 Transactions.

Accounting Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors and various other assumptions that the Company believes are necessary to consider in order to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses and disclosure of contingent assets

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

and liabilities. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in the reported results of operations; and if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Estimates and assumptions by management affect: the allowance for doubtful accounts; the fair value assigned to assets acquired and liabilities assumed in business combinations; tax receivable agreement obligations; the fair value of interest rate swap obligations; contingent consideration; loss accruals; the carrying value of long-lived assets (including goodwill and intangible assets); the amortization period of long-lived assets (excluding goodwill); the carrying value, capitalization and amortization of software development costs; the provision and benefit for income taxes and related deferred tax accounts; certain accrued expenses; revenue recognition; contingencies; and the value attributed to equity awards.

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

Software Development Costs

The Company generally provides services to its customers using software developed for internal use. The costs that are incurred to develop such software are expensed as incurred during the preliminary project stage. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. Training, maintenance and data conversion costs are expensed as incurred. Capitalized software costs are included in property and equipment in the accompanying consolidated balance sheets and are amortized over a three-year period.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation, including that related to assets under capital lease, is computed using the straight-line method over the estimated useful lives of the related assets. The useful lives for newly acquired assets are generally as follows:

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

Goodwill and Intangible Assets

Goodwill and intangible assets resulting from the Company’s acquisitions are accounted for using the acquisition method of accounting. Intangible assets with definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets generally as follows:

Customer relationships	9-20 years
Tradenames	3-20 years
Data sublicense agreement	6 years
Non-compete agreements	3-5 years
Backlog	1-4 years

The Company assesses its goodwill for impairment annually (as of October 1 of each year) or whenever significant indicators of impairment are present. The Company first assesses whether it can reach a more likely than not conclusion that goodwill is not impaired via qualitative analysis alone. To the extent such a conclusion cannot be reached based on a qualitative assessment alone, the Company, using the assistance of a valuation specialist as appropriate, compares the fair value of each reporting unit to its associated carrying value. If the fair value of the reporting unit is less than the carrying value, then a hypothetical acquisition method allocation is performed to determine the amount of the goodwill impairment to recognize. The Company recognized no impairment in conjunction with its most recent goodwill impairment analysis.

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

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Other Assets

Other assets consist primarily of debt issuance costs and other miscellaneous items. Debt issuance costs are generally amortized using the effective interest method over the term of the debt. The amortization is included in interest expense in the accompanying consolidated statements of operations.

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

Revenue for transaction-related services, payment distribution services, patient billing and payment services and consulting services are recognized as the services are provided. Postage fees related to the Company’s payment distribution services and patient billing and payment services volumes are recorded on a gross basis. Revenue for our government eligibility and enrollment and accounts receivable management services generally are recognized at the time that our provider customer receives notice from the payer of a pending payment. Revenue for payment integrity services that include customer acceptance provisions are recognized at the time that notice of customer acceptance is received.

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

Recent Accounting Pronouncements

In January 2013, the Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2013-02, which requires an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of its income statement or in its notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. This update is effective for periods beginning after December 15, 2012. The adoption of this update had no material impact on the Company’s consolidated financial statements.

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

4. Business Combinations

Successor Acquisitions

On November 2, 2011, Merger Sub merged with and into the Company with the Company surviving the Merger. The Merger was accounted for as a reverse acquisition, and as such, the Company’s assets and liabilities were adjusted to their fair values as of the Merger date.

In connection with the 2011 Transactions, the majority owner of the Company prior to the 2011 Transactions assigned its rights under the Company’s tax receivable agreements to affiliates of Blackstone. This assignment did not affect the Company’s overall payment obligations under the tax receivable agreements; however, because this assignment involved a transaction among owners apart from the consideration transferred for the shares of the Predecessor, the Company reduced the gross consideration transferred in the Merger by $54,525, the fair value of these rights assigned to affiliates of Blackstone.

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

Predecessor Acquisitions

In May 2011, the Company acquired all of the equity interests of EquiClaim, LLC (“EquiClaim”), a technology-enabled provider of healthcare audit and recovery solutions.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

The following table summarizes certain information related to these acquisitions.

	Successor			Predecessor
	Goold	TC3	Merger	EquiClaim
Total Consideration Fair Value at Acquisition Date:
Cash paid at closing	$19,391	$61,351	$1,943,218	$39,758
Parent common stock fair value	—	—	245,000	—
Parent options fair value	—	—	4,125	—
Contingent consideration	5,553	—	—	—
Other	(5)	383	—	(350)

	$24,939	$61,734	$2,192,343	$39,408

Fair Value of Assets and Liabilities Acquired:
Cash	$1,101	$2,340	$206,376	$—
Accounts receivable	3,435	2,662	175,514	1,983
Deferred income tax assets	—	348	1,739	—
Prepaid expenses and other current assets	647	155	20,226	74
Property and equipment	7,695	10,414	278,122	2,331
Other assets	—	—	4,205	—
Identifiable intangible assets:
Tradename	—	530	156,000	160
Noncompetition agreements	280	1,300	11,500	100
Customer relationships	5,160	18,810	1,623,000	14,030
Data sublicense	—	—	31,000	—
Backlog	460	—	19,000	3,680
Goodwill	14,300	38,634	1,443,574	18,079
Accounts payable	(541)	—	(12,346)	(98)
Accrued expenses	(2,076)	(4,783)	(149,480)	(931)
Deferred revenues	(101)	—	(4,340)	—
Current maturities of long-term debt	(218)	—	(11,861)	—
Long-term debt	—	—	(960,936)	—
Deferred income tax liabilities	(5,203)	(8,592)	(515,725)	—
Tax receivable obligations to related parties	—	—	(115,237)	—
Other long-term liabilities	—	(84)	(7,988)	—

Net assets acquired	$24,939	$61,734	$2,192,343	$39,408

Acquisition costs in sales, marketing, general and administrative expense:
For the year ended December 31, 2013	$255	$513	$—	$—
For the year ended December 31, 2012	$176	$—	$—	$—
For the period from January 1, 2011 to November 1, 2011	$—	$—	$—	$351

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

	Successor			Predecessor
	Goold	TC3	Merger	EquiClaim
Other Information:
Total consideration Parent common stock (in shares)	—		245,000	—
Gross contractual accounts receivable	$3,435	$2,943	$181,398	$2,094
Amount not expected to be collected	$—	$—	$5,884	$111
Goodwill expected to be deductible for tax purposes	$—	$—	$—	$39,483
Contingent Consideration Information:
Contingent consideration range	$0-$15,000	N/A	N/A	N/A
Measurement period	July 1, 2013 to September 30, 2014	N/A	N/A	N/A
Type of measurement	Level 3	N/A	N/A	N/A
Key assumptions at the acquisition date:
Probability of winning new contracts	10%-50%	N/A	N/A	N/A
Probability of retaining contracts that expire during the measurement period	90%	N/A	N/A	N/A
Range of baseline revenue retention for existing customers	75%-125%	N/A	N/A	N/A
Expected payment date	12/15/2014	N/A	N/A	N/A
Discount rate	15.40%	N/A	N/A	N/A
Increase (decrease) to net income:
For the year ended December 31, 2013	$69	$—	$—	$—

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

Pro Forma Information

The following represents the unaudited pro forma results of consolidated operations as if the Merger had been reflected in the operating results beginning January 1, 2010.

For the
Fiscal Year Ended
December 31, 2011
Revenues	$1,103,198

Net loss attributable to Emdeon Inc.	$(54,412)

The supplemental pro forma earnings for the year ended December 31, 2011 were adjusted to exclude 2011 Transaction related costs of $84,482.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

5. Property and Equipment

Property and equipment as of December 31, 2013 and 2012, consisted of the following:

	2013	2012
Computer equipment	$61,348	$41,985
Production equipment	20,870	19,901
Office equipment, furniture and fixtures	10,661	6,288
Software	117,265	75,588
Technology	156,107	149,287
Leasehold improvements	35,700	23,555
Construction in process	29,272	33,155

	431,223	349,759
Less accumulated depreciation	(161,753)	(84,907)

Property and equipment, net	$269,470	$264,852

Depreciation expense was $80,538, $74,777, $10,490 and $51,878 for the years ended December 31, 2013 and 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively.

During the year ended December 31, 2013, the Company recognized impairment charges of $10,580 related to the abandonment of certain products that were classified within sales, marketing, general and administrative expense on the accompanying statements of operations. Of this amount, $1,837 affected the payer services segment and $229 affected the ambulatory services segment.

6. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill for the indicated periods.

	Payer	Ambulatory Provider	Provider Revenue Cycle Solutions	Pharmacy	Total
Balance at December 31,2011 (Successor)	$674,103	$289,874	$315,122	$170,720	$1,449,819
Acquisitions	38,634	—	—	—	38,634
Other	(152)	(62)	(68)	(37)	(319)

Balance at December 31, 2012	712,585	289,812	315,054	170,683	1,488,134
Acquisition	—	—	—	14,300	14,300

Balance at December 31, 2013 (Successor)	$712,585	$289,812	$315,054	$184,983	$1,502,434

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Intangible assets subject to amortization as of December 31, 2013 consisted of the following:

	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	17.4	$1,646,970	$(181,010)	$1,465,960
Tradenames	17.5	156,530	(17,194)	139,336
Data sublicense agreement	3.8	31,000	(11,347)	19,653
Non-compete agreements	2.6	13,080	(5,737)	7,343
Backlog	3.4	460	(64)	396

Total		$1,848,040	$(215,352)	$1,632,688

Amortization expense was $103,301, $112,448, $18,603 and $76,883 for the years ended December 31, 2013 and 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. Aggregate future amortization expense for intangible assets is estimated to be:

2014	$100,522
2015	100,116
2016	99,529
2017	96,254
2018	92,229
Thereafter	1,144,038

$1,632,688

7. Debt Issuance Costs

As of December 31, 2013 and 2012, the total unamortized debt issuance costs were $13,572 and $24,422, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

8. Accrued Expenses

Accrued expenses as of December 31, 2013 and 2012 consisted of the following:

	2013	2012
Customer deposits	$28,202	$27,773
Accrued compensation	28,448	21,205
Accrued rebates	6,165	5,668
Accrued telecommunications	4,141	5,121
Accrued outside services	10,566	9,138
Accrued insurance	4,779	3,778
Accrued income, sales and other taxes	3,271	2,816
Accrued interest	1,935	1,968
Interest rate swap agreement	2,575	2,563
Accrued liabilities for purchases of property and equipment	6,462	4,383
Current portion of tax receivable agreement obligations to related parties	974	1,140
Pass-through payments	10,821	5,552
Other accrued liabilities	22,810	12,921

	$131,149	$104,026

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

Long-term debt as of December 31, 2013 and 2012 consisted of the following:

	2013	2012
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $15,826 and $32,426 at December 31, 2013 and December 31, 2012, respectively (effective interest rate of 4.21% and 5.82% at December 31, 2013, and December 31, 2012 respectively)	$1,262,445	$1,258,758
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $7,664 and $8,506 at December 31, 2013 and December 31, 2012, respectively (effective interest rate of 11.53% at December 31, 2013 and December 31, 2012, respectively)	367,336	366,494
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $9,560 and $10,393 at December 31, 2013 and December 31, 2012 respectively (effective interest rate of 11.86% at December 31, 2013 and December 31, 2012, respectively)	365,440	364,607
Obligation under data sublicense agreement	22,543	26,863
Other	12,592	288
Less current portion	(31,330)	(17,595)

Long-term debt	$1,999,026	$1,999,415

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

These amendments to the Senior Credit Agreement resulted in a loss on extinguishment of debt of $23,160 and $21,853 and other expenses related to fees paid to third parties of $1,151 and $3,558, for the years ended December 31, 2013 and 2012, respectively, which have been reflected within sales, marketing, general and administrative expense in the accompanying consolidated statements of operations.

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

Obligation Under Data Sublicense Agreement

In October 2009 and April 2010, the Company acquired certain additional rights to specified uses of its data from the former owner of the Company’s business, in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to the former owner of the Company’s business. In connection with these data rights acquisitions, the Company recorded amortizable intangible assets and corresponding obligations at inception based on the present value of the scheduled annual payments through 2018, which totaled $65,000 in the aggregate (approximately $30,000 remained payable at December 31, 2013). In connection with the Merger, the Company was required to adjust this obligation to its fair value.

Other

During the year ended December 31, 2013, the Company entered into deferred financing arrangements with certain vendors. The obligations were recorded at the present value of the scheduled payments. Such future payments totaled $13,384 at December 31, 2013.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Aggregate Future Maturities

The aggregate amounts of future maturities under long-term debt arrangements are as follows:

Years Ending December 31,
2014	$31,330
2015	24,359
2016	24,237
2017	15,953
2018	1,217,528
Thereafter	750,000

$2,063,407

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Prior to the Merger, the Company entered into an interest rate swap agreement with an original maturity of December 2011. In connection with the 2011 Transactions, this prior interest rate swap was terminated. In January 2012, the Company executed three new interest rate swap agreements to hedge the variable cash flows associated with existing variable-rate debt pursuant to the Term Loan Facility. As of December 31, 2013, the Company had outstanding interest rate derivatives with a combined notional amount of $640,000 that were designated as cash flow hedges of interest rate risk.

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

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

The following table summarizes the fair value of the Company’s derivative instruments at December 31, 2013 and 2012, respectively:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
	Balance Sheet Location	2013	2012
Derivatives designated as hedging instruments:
Interest rate swap	Other assets	$899	$—
Interest rate swap	Accrued expenses	(2,575)	(2,563)
Interest rate swap	Other long-term liabilities	—	(3,258)

		$(1,676)	$(5,821)

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The effect of the derivative instruments on the accompanying consolidated statements of operations for the years ended December 31, 2013 and 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, respectively, is summarized in the following table:

	Successor			Predecessor
	Fiscal Year end December 31, 2013	Fiscal Year end December 31, 2012	November 2 through December 31, 2011	January 1 through November 1, 2011
Derivatives in Cash Flow Hedging Relationships
(Gain)/loss related to effective portion of derivative recognized in other comprehensive loss	$(1,559)	$8,194	$—	$—

Gain/(loss) related to effective portion of derivative reclassified from accumulated other comprehensive loss to interest expense	$(2,586)	$(2,373)	$—	$(11,645)

Derivatives Not Designated as Hedging Instruments
Gain recognized in interest expense	$—	$—	$2,755	$7,983

Credit Risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company also could be declared in default on its derivative obligations.

As of December 31, 2013, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2,423. If the Company had breached any of these provisions at December 31, 2013, the Company could have been required to settle its obligations under the agreements at this termination value. The Company does not offset any derivative instruments and the derivative instruments are not subject to collateral posting requirements.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

11. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the Company’s derivative financial instruments and contingent consideration associated with business combinations. The table below summarizes these items as of December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

Description	Balance at December 31, 2013	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap	$(1,676)	$—	$(1,676)	$—
Contingent Consideration Obligations	(5,484)	—	—	(5,484)

Total	$(7,160)	$—	$(1,676)	$(5,484)

The valuation of the Company’s derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair value of the interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on an expectation of future interest rates derived from observable market interest rate curves. Effective January 2013, the Company revised its valuation methodology for derivatives to discount the future expected cash flows using the overnight index swap rate. This change in methodology had no material effect on the Company’s consolidated financial statements for the year ended December 31, 2013.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs to evaluate the likelihood of default by itself and by its counterparties. As of December 31, 2013, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The valuation of the Company’s contingent consideration obligations is estimated as the present value of total expected contingent consideration payments which are determined using a Monte Carlo simulation. This analysis reflects the contractual terms of the purchase agreement and utilizes assumptions with regard to future sales, probabilities of achieving such future sales, the timing of the expected payments and a discount rate. Significant increases with respect to assumptions as to future sales and probabilities of achieving such future sales would result in a higher fair value measurement while an increase in the discount rate would result in a lower fair value measurement.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Successor			Predecessor
	Fiscal	Fiscal	November 2	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	November 1,
	2013	2012	2011	2011
Balance at beginning of period	$(296)	$(501)	$(9,163)	$(16,046)
Issuances of contingent consideration	(5,553)	—	(49)	(2,154)
Settlement of contingent consideration	296	205	2,868	1,001
Total changes included in other income, net	69	—	5,843	8,036

Balance at end of period	$(5,484)	$(296)	$(501)	$(9,163)

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the estimated fair value of financial instruments held by the Company as of December 31, 2013 were:

	Carrying Amount	Fair Value
Cash and cash equivalents	$76,538	$76,538
Accounts receivable	$214,247	$214,247
Senior Credit Facilities (Level 1)	$1,262,445	$1,281,467
Senior Notes (Level 2)	$732,776	$861,098

The carrying amounts of cash equivalents and accounts receivable approximate fair value because of their short-term maturities. The fair value of long-term debt is based upon market quotes and trades by investors in partial interests of these instruments.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

12. Commitments

Lease Commitments

The Company recognizes lease expense on a straight-line basis, including predetermined fixed escalations, over the initial lease term including reasonably assured renewal periods from the time that the Company controls the leased property.

The Company leases its offices and other facilities under operating lease agreements that expire at various dates through 2025. Future minimum lease commitments under these non-cancelable lease agreements as of December 31, 2013 were as follows:

Years Ending December 31:
2014	$10,224
2015	9,042
2016	8,923
2017	7,925
2018	6,768
Thereafter	14,062

Total minimum lease payments	$56,944

Total rent expense for all operating leases was $12,625, $11,193, $1,748 and $8,148 for the years ended December 31, 2013 and 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively.

Postemployment Benefits

The Company generally offers postemployment benefits to its employees in the case of certain employee termination events consisting of severance and outplacement services. The extent of such benefits vary based on employee title and, in some cases, accumulate based on the respective employee’s years of service to the Company. Due to the episodic nature of the Company’s severance benefit history and the inability to reasonably predict future termination events, no accrual for accumulating severance benefits is accrued until the point that the payment of a severance benefit is probable and can be reasonably estimated.

13. Legal Proceedings

The Company has accrued an estimated potential loss of $5,000 related to a vendor fee dispute. While the recorded amount represents the Company’s current best estimate, it is reasonably possible that future events confirming the loss and an estimate of the amount of loss may occur. In addition, the amount of loss could differ significantly than the current estimate.

Additionally, in the normal course of business, the Company is involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

14. Incentive Compensation Plans

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

The exercise price of the Rollover Options and the number of shares of Parent common stock underlying the Rollover Options were adjusted as a result of the Merger. Additionally, the Rollover Options provided each of the holders a right, which expired in June 2012, to require Parent to repurchase shares issued upon exercise of the Rollover Options at their initial fair value. As the repurchase rights were within the control of the option holder, the Company initially included the fair value ($4,125) of these Rollover Options in accrued expenses and upon the expiration of the repurchase rights, the fair value associated with remaining Rollover Options was reclassified to equity in the accompanying consolidated balance sheet at December 31, 2012. Prior to the expiration of the repurchase rights, the Company paid $317 for settlement of Rollover Options to certain employees who exercised their repurchase rights during the year ended December 31, 2012.

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

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

In connection with the vesting of all outstanding awards immediately prior to and in connection with the Merger, all remaining unrecognized compensation expense was recognized and is reflected in the Predecessor period from January 1, 2011 to November 1, 2011.The weighted average grant date fair value of restricted Class A common stock units issued during the year ended December 31, 2011 was $15.39. The total fair value of the EBS Units and restricted Class A common stock units vested during the period from January 1, 2011 to November 1, 2011 was $16,649.

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

Performance Awards

The Company issued unvested EBS Units, options to purchase Class A common stock and restricted Class A common stock units that contained performance conditions.

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

Other Management: During 2010, the Company issued 150,000 restricted Class A common stock units, one half of which were scheduled to vest after three years and one half of which were scheduled to vest after four years, with vesting accelerated if certain financial performance targets were achieved, to certain members of management who joined the Company following the acquisition of Chamberlin Edmonds in 2010. The grant date fair value of these restricted Class A common stock units was $12.15. In connection with the vesting of all outstanding awards immediately prior to and in connection with the Merger, all remaining unrecognized compensation expense was recognized and is reflected in the Predecessor period from January 1, 2011 to November 1, 2011.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Parent Awards

Parent assumed the 2009 Plan by adopting the Beagle Parent Corp. Amended and Restated 2009 Equity Incentive Plan (the “Parent Equity Plan”). Pursuant to the Parent Equity Plan, 150,000 shares of Parent common stock have been reserved for the issuance of equity awards to employees, directors and consultants of Parent and its affiliates.

Equity Awards

Parent grants equity-based awards of Parent common stock to certain employees and directors under the Parent Equity Plan. Grants under the Parent Equity Plan consist of one, or a combination of, time-vested awards and/or performance-based awards. In each case, the equity awards are subject to certain call rights by Parent in the event of termination of service by the award holder and put rights by the award holder or his/her beneficiaries in the event of death or disability.

Time Vested Awards: The time-vested awards consist of the following:

(i) Tier I Time Awards were granted with an exercise price equal to the fair value of Parent common stock on the date of grant and generally vest in equal 20% installments on the first through fifth anniversary of the Merger or the grant date, subject to the award holder’s continued employment through each vesting date. The Company estimates the fair value of the Tier I Time Awards using the Black-Scholes option pricing model. As of December 31, 2013, unrecognized compensation expense related to Tier I Time Awards was $21,049. This expense is expected to be recognized over a weighted average period of 2.32 years.

(ii) Tier II Time Awards were granted with an exercise price greater than the fair value of Parent common stock on the date of grant and generally vest in equal 20% installments on the first through fifth anniversary of the Merger or grant date, subject to the award holder’s continued employment through each vesting date. As the Tier II Time Awards were granted with an exercise price that was significantly out of the money as of the grant date, the Tier II Time Awards contain an implied market condition. As a result, the requisite service period is the longer of the explicit and derived service periods. The Company estimates the fair value of the Tier II Time Awards using a Monte Carlo simulation. As of December 31, 2013, unrecognized compensation expense related to the Tier II Time Awards was $3,853. This expense is expected to be recognized over a weighted average period of 2.29 years.

Performance Awards: The performance awards were granted with an exercise price equal to the fair value of Parent common stock on the date of grant and vest, subject to the employee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it (i.e. a liquidity event) and achieved a specified rate of return. The Company values the performance awards using a Monte Carlo simulation. Because vesting of the performance awards is contingent upon the occurrence of a liquidity event, no compensation expense has been recorded related to the performance awards. In the event that a sale by Blackstone of at least 25% of its stock occurs, the Company will record all related compensation expense at that time. As of December 31, 2013, unrecognized compensation expense related to the performance awards was $21,705.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Modification of Awards

On September 30, 2013, awards granted to the Company’s former chief executive officer were modified to accelerate vesting and extend the grace period to exercise a portion of the Tier I Time Awards and Performance Awards for three years following his termination. Total incremental compensation cost recognized as a result of the modification to the Tier I Time Awards was $970 for the year ended December 31, 2013. Additionally, in the event the performance condition governing the Performance Awards becomes probable, the Company will recognize $1,031 of incremental compensation cost related to the modification of the Performance Awards.

Activity Summary

A summary of award activity under the Parent Equity Plan for the year ended December 31, 2013, is presented separately below for awards valued using the Black Scholes option pricing model and a Monte Carlo simulation.

Awards Valued Using the Black Scholes Option Pricing Model

	Awards		Weighted Average Exercise Price		Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
	Tier I Time	Rollover	Tier I Time	Rollover	Tier I Time	Rollover	Tier I Time	Rollover
	Awards	Awards	Awards	Awards	Awards	Awards	Awards	Awards
Outstanding at January 1, 2013	46,005.0	4,335.0	$1,000	$250	9.6	8.8	$—	$4,058
Granted	16,527.5	—	1,020	—
Exercised	—	(1,350.0)	—	250
Expired	—	—	—	—
Forfeited	(7,809.8)	—	—	—
Outstanding at December 31, 2013	54,722.7	2,985.0	$1,006	$250	8.9	7.8	$764	$2,298

Exercisable at December 31, 2013	16,839.2	2,985.0	$1,000	$250	8.5	7.8	$336	$2,298

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Awards Valued Using a Monte Carlo Simulation

	Awards		Weighted Average Exercise Price		Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
	Tier II Time	Performance	Tier II Time	Performance	Tier II Time	Performance	Tier II Time	Performance
	Awards	Awards	Awards	Awards	Awards	Awards	Awards	Awards
Outstanding at January 1, 2013	17,450.0	44,905.0	$2,500	$1,000	9.5	9.6	$—	$—
Granted	4,250.0	13,627.5	2,500	1,020
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(5,400.0)	(6,532.5)	—	1,000

Outstanding at December 31, 2013	16,300.0	52,000.0	$2,500	$1,005	8.9	9.6	$—	$—

Exercisable at December 31, 2013	4,820.0	—	$2,500	$—	8.5	—	$—	$—

Black-Scholes and Monte Carlo Simulation Option Pricing Model Assumptions

The following table summarizes the weighted average fair values of awards valued using the Black-Scholes and Monte Carlo Simulation option pricing models, as appropriate, and the weighted average assumptions used to develop the fair value estimates under each of the valuation models for the years ended December 31, 2013 and 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively:

	Fiscal Year Ended December 31, 2013			Fiscal Year Ended December 31, 2012			November 2, 2011 to December 31, 2011
	Tier I	Tier II	Performance	Tier I	Tier II	Performance	Rollover
	Time Awards	Time Awards	Awards	Time Awards	Time Awards	Awards	Awards
Weighted average fair value	$606.70	$399.07	$371.61	$567.88	$381.50	$433.67	$762.51
Expected volatility	62.05%	55.87%	55.87%	61.80%	57.63%	57.63%	29.16%
Risk-free interest rate	1.77%	2.76%	2.76%	0.84%	1.57%	1.57%	0.90%
Expected term (years)	6.48	N/A	N/A	6.15	N/A	N/A	5.0

Expected dividend yield — The Company is subject to limitations on the payment of dividends under its Senior Credit Facilities as further discussed in Note 9 above to these consolidated financial statements. An increase in the dividend yield will decrease compensation expense.

Expected volatility — This is a measure of the amount by which the price of the equity instrument has fluctuated or is expected to fluctuate. For the Rollover Options, the expected volatility was estimated based on a weighted average of the Class A common stock historical volatility prior to the Merger and the median historical volatility of a group of guideline companies (weighted based upon proportion of the expected term represented by the Company’s historical volatility and the volatility of the guideline companies, respectively). For awards granted following the Merger, the expected volatility was based upon the levered median historical volatility of a group of guideline companies. An increase in the expected volatility will increase compensation expense.

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

Summary of Equity Compensation Expense

For the years ended December 31, 2013 and 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, the Company recognized expense of $7,021, $6,842, $0 and $54,932, and an income tax benefit of $59, $0, $0 and $15,216, respectively, in the aggregate related to its equity compensation arrangements.

Long Term Cash Incentive Plan

During 2013, the Company adopted the Emdeon Long Term Cash Incentive Plan (the “LTIP”). Under the terms of the LTIP, each participant has the opportunity to accrue a specified percentage of their respective annual base salary during each year of the 2013 to 2017 performance period based on the amount by which earnings before interest, taxes, depreciation and amortization of the participants designated business unit exceed a specified threshold. Aggregate payments under the LTIP will occur only in connection with a change in control of the Company and generally require the continued service of the respective participants through the date of the change in control.

At December 31, 2013, based on current participants, the maximum amount of cash payments that could be payable under the LTIP in the event of a change in control are $8,175. As of December 31, 2013, an estimated $1,638 of this maximum amount has been earned by the participants and would be payable in the event of a change in control. Because any payments under the LTIP are contingent upon a change in control, no amounts under the LTIP have been accrued in the accompanying consolidated balance sheets.

15. Retirement Plans

Employees of the Company may participate in a 401k plan, which provides for matching contributions from the Company. Expenses related to this plan were $4,942, $4,040, $676 and $3,340 for the years ended December 31, 2013 and 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, respectively.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

16. Income Taxes

The income tax provision for the years ended December 31, 2013 and 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively, was as follows:

	Successor			Predecessor
	Fiscal	Fiscal	November 2	January 1
	Year end	Year end	through	through
	December 31,	December 31,	December 31,	November 1,
	2013	2012	2011	2011
Current:
Federal	$349	$(3,567)	$(3,212)	$18,814
State	2,508	1,868	(576)	4,432

Current income tax provision (benefit)	2,857	(1,699)	(3,788)	23,246

Deferred:
Federal	(40,161)	(41,210)	(6,014)	(5,154)
State	619	2,763	(383)	(9,891)

Deferred income tax provision (benefit)	(39,542)	(38,447)	(6,397)	(15,045)

Total income tax provision (benefit)	$(36,685)	$(40,146)	$(10,185)	$8,201

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

	Successor			Predecessor
	Fiscal	Fiscal	November 2	January 1
	Year end	Year end	through	through
	December 31,	December 31,	December 31,	November 1,
	2013	2012	2011	2011
Statutory U.S. federal tax rate	35.00%	35.00%	35.00%	35.00%
State income taxes (net of federal benefit)	(1.89)	(2.95)	3.68	52.49
Meals and entertainment	(0.88)	(0.29)	(0.65)	(3.36)
2011 Transactions related costs	—	—	(0.49)	(34.77)
Other	(1.18)	(0.05)	(0.64)	1.55
Tax credits	0.02	0.16	0.53	11.14
Equity compensation	—	—	—	(62.26)
Non-timing basis differences	0.95	0.19	0.37	(89.58)
Noncontrolling interest	—	—	—	15.71
Domestic production activities	—	2.85	—	—
Uncertain tax positions	(0.32)	(1.23)	—	—
Foreign loss not benefited	0.23	0.20	0.09	2.03
Change in valuation allowance	1.06	—	—	—

Effective income tax rate	32.99%	33.88%	37.89%	(72.05)%

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

At December 31, 2013, the Company had net operating loss carryforwards (tax effected) for federal and state income tax purposes of approximately $147,049 and $34,183, respectively, which expire from 2027 through 2034 and 2017 through 2034, respectively. A portion of net operating loss carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the “change of ownership” provisions of the Internal Revenue Code and similar state provisions.

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

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2013 and 2012 were as follows:

	2013	2012
Deferred tax assets and (liabilities):
Depreciation and amortization	$(327,142)	$(335,888)
Investment in partnership	(307,077)	(281,665)
Accounts receivable	738	983
Fair value of interest rate swap	632	2,159
Accruals and reserves	4,122	344
Capital and net operating losses	182,182	152,238
Debt discount and interest	1,249	(1,074)
Equity compensation	6,960	4,338
Valuation allowance	(7,012)	(11,016)
Tax receivable agreement obligation to related parties	13,484	5,074
Other	1,918	1,770

Net deferred tax assets and (liabilities)	$(429,946)	$(462,737)

Reported as:
Current deferred tax assets	$6,317	$4,184
Non-current deferred tax liabilities	(436,263)	(466,921)

Net deferred tax assets and (liabilities)	$(429,946)	$(462,737)

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	Successor			Predecessor
	Fiscal	Fiscal	November 2	January 1
	Year end	Year end	through	through
	2013	2012	2011	2011
Unrecognized benefit from prior years	$11,021	$9,911	$9,354	$1,368
Decreases from prior period tax positions	(216)	—	(1,017)	—
Increases from prior period tax positions	—	—	—	7,986
Increases from current period tax positions	561	1,461	—	—
Decreases from settlements with taxing authorities	—	(351)	1,574	—

Ending unrecognized benefit	$11,366	$11,021	$9,911	$9,354

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

The Company had unrecognized tax benefits of $1,805 and $1,461 as of December 31, 2013 and 2012, respectively, which if recognized, would affect the effective income tax rate. The Company anticipates that the total amount of the unrecognized tax positions could change significantly in the next twelve months as a result of further insight as to the possible resolution of matters before the Joint Committee on Taxation, as well as the expiration of the statute of limitations related to certain matters.

The Company recognizes interest income and expense (if any) related to income taxes as a component of income tax expense. The Company recognized interest and penalties of $0, $0, $63, and $0 for the years ended December 31, 2013 and 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company’s U.S. federal and state income tax returns for the tax years 2010 and beyond remain subject to examination by the Internal Revenue Service. With respect to state and local jurisdictions and countries outside of the United States, the Company and its subsidiaries are typically subject to examination for a number of years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that may be incurred due to state, local or foreign audits.

17. Tax Receivable Agreement Obligations to Related Parties

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

In connection with the 2011 Transactions, H&F and certain current and former members of management exchanged all of their remaining EBS Units (and corresponding shares of Class B common stock) for cash and a combination of cash and shares of Parent, respectively, and the former majority owner of the Company assigned its rights under the tax receivable agreements to affiliates of Blackstone. Additionally, effective December 31, 2011, the Company simplified its corporate structure. The tax attributes of the exchange of EBS Units and corporate restructuring are expected to provide the Company with additional cash savings, 85% of which are payable to the TRA Members. Collectively, the Company expects the tax attributes of the above referenced events to result in cumulative remaining payments under the tax receivable agreements of $359,243. $151,470 of this amount, which reflected the initial fair value of the tax receivable agreement obligations plus recognized accretion, was reflected as an obligation on the accompanying consolidated balance sheet at December 31, 2013. The accompanying consolidated statement of operations for the years ended December 31, 2013 and 2012 include accretion expense of $26,470 and $8,666, respectively, related to this obligation.

During 2013, the Company changed its estimate of the timing and amount of future cash flows attributable to the tax receivable agreements as a result of a change in the Company’s effective tax rate, the impact of the April 2013 repricing to the Senior Credit Agreement, the Goold acquisition and routine updates to financial projections. These revised estimates resulted in an increase to pretax net loss of $9,530 for the year ended December 31, 2013.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Based on current facts and circumstances, the Company estimates the aggregate payments due under the tax receivable agreements to be as follows:

Years Ending December 31:
2014	$974
2015	945
2016	13,567
2017	72,767
2018	66,983
Thereafter	204,007

Gross expected payments	359,243
Less: Amounts representing discount	(207,773)

Total tax receivable agreement obligations due to related parties	151,470
Less: Current portion due (included in accrued expenses)	(974)

Tax receivable agreement obligations due to related parties	$150,496

The timing and/or amount of aggregate payments due may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and the portion of payments under the tax receivable agreements constituting imputed interest or amortizable basis.

18. Other Related Party Transactions

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

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

During the period from November 2, 2011 to December 31, 2011, the Company paid $30,000 ($28,050 to BMP and $1,950 to HFLP), respectively, in transaction fees. During the years ended December 31, 2013 and 2012 and during the period from November 2, 2011 to December 31, 2011, the Company paid $6,000 ($4,350 to BMP and $1,650 to HFLP), $6,600 ($5,985 to BMP and $615 to HFLP) and $986 ($715 to BMP and $271 to HFLP) in advisory fees and approximately $125, $200 and $400, respectively, as reimbursement to BMP for their out of pocket expenses. With respect to the Merger transaction fee, the fee was paid by the Company on behalf of Parent. As a result, the Merger transaction fee was reflected as a reduction of the equity contributed by Parent. The advisory fees are reflected within sales, marketing, general and administrative expense in the accompanying consolidated statements of operations.

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

2019 Notes and Term Loans Held by Related Party

During the years ended December 31, 2013 and 2012 and the period from November 2, 2011 to December 31, 2011, certain investment funds managed by GSO Capital Partners LP (the “GSO-managed funds”) held a portion of the 2019 Notes and the Senior Credit Facilities. GSO Advisor Holdings LLC (“GSO Advisor”) is the general partner of GSO Capital Partners LP. Blackstone, indirectly through its subsidiaries, holds all of the issued and outstanding equity interests of GSO Advisor. As of December 31, 2013 and 2012, the GSO-managed funds held $100,000 in principal amount of the 2019 Notes and $90,645 and $43,697 in principal amount of the Senior Credit Facilities ($906 and $437 of which is classified within current portion of long-term debt), respectively.

Transactions with Blackstone Portfolio Companies

The Company provides various services to certain Blackstone portfolio companies under contracts that were executed in the normal course of business. The Company recognized revenue of $6,959, $3,606, $769 and $4,478 related to services provided to Blackstone portfolio companies for the years ended December 31, 2013 and 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively.

Transactions with H&F Portfolio Companies

The Company both provides various services to, and purchases from, certain H&F portfolio companies under contracts that were executed in the normal course of business. The Company recognized revenue of $2,029, $1,885, $206, and $1,174 related to services provided to H&F portfolio companies for the years ended December 31, 2013 and 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively. The Company paid H&F portfolio companies $695, $101, $0, and $247 related to services provided to the Company for the years ended December 31, 2013 and 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Other

During 2009, the Company executed an agreement with a company in which the former majority owner of the Company had a substantial ownership interest, to outsource certain mailroom and verification services. Under this agreement, the Company paid the vendor approximately $2,202 in 2011 in connection with services received under this agreement. In May 2011, the former majority owner of the Company sold all of its interests in the company.

19. Segment Reporting

Effective January 1, 2013, the Company completed an internal reorganization of its reporting structure which resulted in a change in the composition of its operating segments. Additionally, the Company periodically makes other changes to the composition of its operating segments. Prior period segment information is restated to reflect the organizational structure and any other changes made.

During 2013, management viewed the Company’s operating results in four operating segments: (a) payer services, (b) provider revenue cycle solutions, (c) ambulatory provider services and (d) pharmacy services. Listed below are the results of operations for each of the operating segments. This information is reflected in the manner utilized by management to make operating decisions, assess performance and allocate resources. Segment assets are not presented to management for purposes of operational decision making, and therefore are not included in the accompanying tables. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 2 to these consolidated financial statements.

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

Ambulatory Provider Services Segment

The ambulatory provider services segment provides, both directly and through the Company’s channel partners, revenue cycle management solutions and patient billing and payment services primarily to small physician practices, dentists, labs and other ambulatory healthcare providers that simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow.

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

The revenue and adjusted EBITDA for the operating segments are as follows:

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

	Successor—For the Fiscal Year Ended December 31, 2013
	Payer	Ambulatory Provider	Provider Revenue Cycle Solutions	Pharmacy	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$286,057	$—	$—	$—	$—	$286,057
Payment distribution services	262,415	—	—	—	—	262,415
Patient billing and payment services	—	252,830	—	—	—	252,830
Physician services	—	77,697	—	—	(25,002)	52,695
Dental	—	32,375	—	—	—	32,375
Revenue cycle technology	—	—	120,641	—	—	120,641
Revenue cycle services	—	—	123,471	—	—	123,471
Pharmacy	—	—	—	112,083	—	112,083
Inter-segment revenue	4,673	—	1,333	334	(6,340)	—

Net revenue	$553,145	$362,902	$245,445	$112,417	$(31,342)	$1,242,567

Income (loss) before income taxes						$(111,143)
Interest expense						153,169
Depreciation and amortization						183,839

EBITDA						225,865
Equity compensation						7,021
Acquisition accounting adjustments						894
Acquisition-related costs						3,245
Transaction-related costs and advisory fees						6,948
Strategic initiatives, duplicative and transition costs						8,401
Severance and retention costs						7,520
Loss on extinguishment of debt and other related costs						24,311
Accretion expense						26,470
(Gain) loss on disposal of assets and other non-routine charges						12,447
Contingent consideration						(69)
Other						937

EBITDA Adjustments						98,125

Adjusted EBITDA	$220,925	$96,899	$101,174	$51,987	$(146,995)	$323,990

Capital Expenditures	$12,423	$8,614	$11,500	$3,540	$35,009	$71,086

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

	Successor—For the Fiscal Year Ended December 31, 2012
	Payer	Ambulatory Provider	Provider Revenue Cycle Solutions	Pharmacy	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$246,048	$—	$—	$—	$—	$246,048
Payment distribution services	254,844	—	—	—	—	254,844
Patient billing and payment services	—	254,182	—	—	—	254,182
Physician services	—	73,314	—	—	(25,955)	47,359
Dental	—	31,586	—	—	—	31,586
Revenue cycle technology	—	—	108,728	—	—	108,728
Revenue cycle services	—	—	114,487	—	—	114,487
Pharmacy	—	—	—	95,079	—	95,079
Inter-segment revenue	4,227	—	889	350	(5,466)	—

Net revenue	$505,119	$359,082	$224,104	$95,429	$(31,421)	$1,152,313

Income (loss) before income taxes						$(118,481)
Interest expense						172,253
Depreciation and amortization						187,225

EBITDA						240,997
Equity compensation						6,842
Acquisition accounting adjustments						4,697
Acquisition-related costs						6,913
Transaction-related costs and advisory fees						9,907
Strategic initiatives, duplicative and transition costs						9,730
Severance and retention costs						1,632
Loss on extinguishment of debt and other related costs						25,411
Accretion expense						8,666
(Gain) loss on disposal of assets						52
Other						1,577

EBITDA Adjustments						75,427

Adjusted EBITDA	$202,355	$98,058	$102,299	$48,932	$(135,220)	$316,424

Capital Expenditures	$14,989	$5,610	$12,306	$4,664	$24,485	$62,054

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

	Successor—For the period from November 2, 2011 to December 31, 2011
	Payer	Ambulatory Provider	Provider Revenue Cycle Solutions	Pharmacy	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$36,305	$—	$—	$—	$—	$36,305
Payment distribution services	41,140	—	—	—	—	41,140
Patient billing and payment services	—	42,024	—	—	—	42,024
Physician services	—	15,338	—	—	(3,267)	12,071
Dental	—	5,167	—	—	—	5,167
Revenue cycle technology	—	—	16,750	—	—	16,750
Revenue cycle services	—	—	18,760	—	—	18,760
Pharmacy	—	—	—	14,899	—	14,899
Inter-segment revenue	514	—	107	62	(683)	—

Net revenue	$77,959	$62,529	$35,617	$14,961	$(3,950)	$187,116

Income (loss) before income taxes						$(26,879)
Interest expense						29,343
Depreciation and amortization						29,094

EBITDA						31,558
Equity compensation						—
Acquisition accounting adjustments						2,104
Acquisition-related costs						2,236
Transaction-related costs and advisory fees						8,185
Strategic initiatives, duplicative and transition costs						492
Severance and retention costs						250
Loss on extinguishment of debt and other related costs						10,732
Accretion expense						2,916
(Gain) loss on disposal of assets						488
Contingent consideration						(5,843)
Other						428

EBITDA Adjustments						21,988

Adjusted EBITDA	$30,456	$17,664	$15,325	$7,528	$(17,427)	$53,546

Capital Expenditures	$1,207	$848	$2,434	$732	$3,058	$8,279

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

	Predecessor—For the period from January 1, 2011 to November 1, 2011
	Payer	Ambulatory Provider	Provider Revenue Cycle Solutions	Pharmacy	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$177,568	$—	$—	$—	$—	$177,568
Payment distribution services	201,982	—	—	—	—	201,982
Patient billing and payment services	—	213,846	—	—	—	213,846
Physician services	—	60,672	—	—	(15,485)	45,187
Dental	—	25,926	—	—	—	25,926
Revenue cycle technology	—	—	86,916	—	—	86,916
Revenue cycle services	—	—	92,045	—	—	92,045
Pharmacy	—	—	—	70,309	—	70,309
Inter-segment revenue	2,845	—	450	—	(3,295)	—

Net revenue	$382,395	$300,444	$179,411	$70,309	$(18,780)	$913,779

Income (loss) before income taxes						$(11,382)
Interest expense						43,202
Depreciation and amortization						128,761

EBITDA						160,581
Equity compensation						54,931
Acquisition accounting adjustments						—
Acquisition-related costs						4,903
Transaction-related costs and advisory fees						30,279
Strategic initiatives, duplicative and transition costs						1,557
Severance and retention costs						159
(Gain) loss on disposal of assets						1,197
Contingent consideration						(8,036)
Other						1,862

EBITDA Adjustments						86,852

Adjusted EBITDA	$149,741	$82,591	$82,218	$34,156	$(101,273)	$247,433

Capital Expenditures	$6,534	$2,515	$10,351	$4,232	$28,270	$51,902

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

20. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of taxes, as of and for the year ended December 31, 2013.

	Foreign		Accumulated
	Currency		Other
	Translation	Cash Flow	Comprehensive
	Adjustment	Hedge	Income (Loss)
Balance at January 1, 2013	$(127)	$(3,662)	$(3,789)
Change associated with foreign currency translation	(137)	—	(137)
Change associated with current period hedging	—	(3)	(3)
Reclassification into earnings	—	2,586	2,586

Balance at December 31, 2013	$(264)	$(1,079)	$(1,343)

21. Supplemental Condensed Consolidating Financial Information

In lieu of providing separate annual and interim financial statements for each guarantor of debt securities to be registered, Regulation S-X of SEC Guidelines, Rules and Regulations (“Regulation S-X”) provides companies, if certain criteria are satisfied, with the option to instead provide condensed consolidating financial information for its issuers, guarantors and non-guarantors. In the case of the Company, the applicable criteria include the following: (i) the Senior Notes are fully and unconditionally guaranteed on a joint and several basis, (ii) each of the guarantors of the Senior Notes is a direct or indirect wholly-owned subsidiary of the Company and (iii) any non-guarantors are considered minor as that term is defined in Regulation S-X. Because each of these criteria has been satisfied by the Company, summarized condensed consolidating balance sheets at December 31, 2013 and 2012, condensed consolidating statements of operations, comprehensive income (loss) and cash flows for the years ended December 31, 2013 and 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, respectively, for the Company, segregating the issuer, the subsidiary guarantors and consolidating adjustments, are reflected below. Prior year amounts have been reclassified to conform to the current year presentation.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Balance Sheet

	Successor
	As of December 31, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,794	$73,744	$—	$76,538
Accounts receivable, net of allowance for doubtful accounts	—	214,247	—	214,247
Deferred income tax assets	—	6,317	—	6,317
Prepaid expenses and other current assets	3,441	23,578	—	27,019

Total current assets	6,235	317,886	—	324,121
Property and equipment, net	10	269,460	—	269,470
Due from affiliates	—	69,142	(69,142)	—
Investment in subsidiaries	1,764,213	—	(1,764,213)	—
Goodwill	—	1,502,434	—	1,502,434
Intangible assets, net	142,500	1,490,188	—	1,632,688
Other assets, net	64,536	14,949	(60,316)	19,169

Total assets	$1,977,494	$3,664,059	$(1,893,671)	$3,747,882

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$8,367	$—	$8,367
Accrued expenses	8,205	122,944	—	131,149
Deferred revenues	—	10,881	—	10,881
Current portion of long-term debt	5,775	25,555	—	31,330

Total current liabilities	13,980	167,747	—	181,727
Due to affiliates	69,142	—	(69,142)	—
Long-term debt, excluding current portion	775,330	1,223,696	—	1,999,026
Deferred income tax liabilities	—	496,579	(60,316)	436,263
Tax receivable agreement obligations to related parties	150,496	—	—	150,496
Other long-term liabilities	—	11,824	—	11,824
Commitments and contingencies
Total equity	968,546	1,764,213	(1,764,213)	968,546

Total liabilities and equity	$1,977,494	$3,664,059	$(1,893,671)	$3,747,882

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Balance Sheet

	Successor
	As of December 31, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$754	$31,009	$—	$31,763
Accounts receivable, net of allowance for doubtful accounts	—	192,243	—	192,243
Deferred income tax assets	—	4,184	—	4,184
Prepaid expenses and other current assets	2,059	26,100	—	28,159

Total current assets	2,813	253,536	—	256,349
Property and equipment, net	3	264,849	—	264,852
Due from affiliates	—	62,933	(62,933)	—
Investment in consolidated subsidiaries	1,839,748	—	(1,839,748)	—
Goodwill	—	1,488,134	—	1,488,134
Intangible assets, net	151,500	1,578,589	—	1,730,089
Other assets, net	18,539	22,275	(11,120)	29,694

Total assets	$2,012,603	$3,670,316	$(1,913,801)	$3,769,118

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$6,223	$—	$6,223
Accrued expenses	5,845	98,181	—	104,026
Deferred revenues	—	9,342	—	9,342
Current portion of long-term debt	4,600	12,995	—	17,595

Total current liabilities	10,445	126,741	—	137,186
Due to affiliates	62,933	—	(62,933)	—
Long-term debt, excluding current portion	778,813	1,220,602	—	1,999,415
Deferred income tax liabilities	—	478,041	(11,120)	466,921
Tax receivable agreement obligations to related parties	125,003	—	—	125,003
Other long-term liabilities	3,258	5,184	—	8,442
Commitments and contingencies
Equity	1,032,151	1,839,748	(1,839,748)	1,032,151

Total liabilities and equity	$2,012,603	$3,670,316	$(1,913,801)	$3,769,118

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Operations

	Successor
	Year Ended December 31, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue	$—	$1,242,567	$—	$1,242,567
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	758,025	—	758,025
Development and engineering	—	32,612	—	32,612
Sales, marketing, general and administrative	12,321	168,316	—	180,637
Depreciation and amortization	9,004	174,835	—	183,839
Accretion	26,470	—	—	26,470
Transaction related costs	—	—	—	—

Operating income (loss)	(47,795)	108,779	—	60,984
Equity in earnings of consolidated subsidiaries	(14,159)	—	14,159	—
Interest expense, net	94,021	59,148	—	153,169
Loss on extinguishment of debt	485	22,675	—	23,160
Other income, net	(2,925)	(1,277)	—	(4,202)

Income (loss) before income tax provision (benefit)	(125,217)	28,233	(14,159)	(111,143)
Income tax provision (benefit)	(50,759)	14,074	—	(36,685)

Net income (loss)	$(74,458)	$14,159	$(14,159)	$(74,458)

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Operations

	Successor
	Year Ended December 31, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue	$—	$1,152,313	$—	$1,152,313
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	693,819	—	693,819
Development and engineering	—	34,591	—	34,591
Sales, marketing, general and administrative	9,072	142,065	—	151,137
Depreciation and amortization	9,004	178,221	—	187,225
Accretion	8,666	—	—	8,666
Transaction related costs	1,250	—	—	1,250

Operating income (loss)	(27,992)	103,617	—	75,625
Equity in earnings of consolidated subsidiaries	(3,400)	—	3,400	—
Interest expense	94,089	78,164	—	172,253
Loss on extinguishment of debt	495	21,358	—	21,853
Other income, net	—	—	—	—

Income (loss) before income tax provision (benefit)	(119,176)	4,095	(3,400)	(118,481)
Income tax provision (benefit)	(40,841)	695	—	(40,146)

Net income (loss)	$(78,335)	$3,400	$(3,400)	$(78,335)

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Operations

	Successor
	November 2 through December 31, 2011
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue	$—	$187,116	$—	$187,116
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	111,905	—	111,905
Development and engineering	—	5,268	—	5,268
Sales, marketing, general and administrative	1,385	22,525	—	23,910
Depreciation and amortization	1,501	27,593	—	29,094
Accretion	2,459	—	—	2,459
Transaction related costs	485	17,372		17,857

Operating income (loss)	(5,830)	2,453	—	(3,377)
Equity in earnings of consolidated subsidiaries	(3,790)	—	3,790	—
Interest expense, net	25,164	4,179	—	29,343
Other income, net	—	(5,841)	—	(5,841)

Income (loss) before income tax benefit	(27,204)	4,115	(3,790)	(26,879)
Income tax provision (benefit)	(10,510)	325	—	(10,185)

Net income (loss)	$(16,694)	$3,790	$(3,790)	$(16,694)

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Operations

	Predecessor
	January 1 through November 1, 2011
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue	$—	$913,779	$—	$913,779
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	544,407	—	544,407
Development and engineering	—	26,828	—	26,828
Sales, marketing, general and administrative	12,544	110,817	—	123,361
Depreciation and amortization	3	128,758	—	128,761
Accretion expense	—	—	—	—
Transaction related costs	17,767	48,858	—	66,625

Operating income (loss)	(30,314)	54,111	—	23,797
Equity in earnings of consolidated subsidiaries	(16,481)	—	16,481	—
Interest expense, net	2,442	40,760	—	43,202
Other income, net	—	(8,023)	—	(8,023)

Income before income tax provision (benefit)	(16,275)	21,374	(16,481)	(11,382)
Income tax provision (benefit)	8,417	(216)	—	8,201

Net income (loss)	(24,692)	21,590	(16,481)	(19,583)
Net income attributable to noncontrolling interest	—	—	5,109	5,109

Net income (loss) attributable to Emdeon Inc.	$(24,692)	$21,590	$(21,590)	$(24,692)

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Successor
	Year Ended December 31, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(74,458)	$14,159	$(14,159)	$(74,458)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	2,583	—	—	2,583
Foreign currency translation adjustment	—	(137)	—	(137)
Equity in other comprehensive earnings	(137)	—	137	—

Other comprehensive income (loss)	2,446	(137)	137	2,446

Total comprehensive income (loss)	$(72,012)	$14,022	$(14,022)	$(72,012)

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Successor
	Year Ended December 31, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Income (loss)	$(78,335)	$3,400	$(3,400)	$(78,335)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(3,662)	—	—	(3,662)
Foreign currency translation adjustment		67		67
Equity in other comprehensive earnings	67	—	(67)	—

Other comprehensive income (loss)	(3,595)	67	(67)	(3,595)

Total comprehensive income (loss)	$(81,930)	$3,467	$(3,467)	$(81,930)

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Successor
	November 2 through December 31, 2011
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(16,694)	$3,790	$(3,790)	$(16,694)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(194)	—	(194)
Equity in other comprehensive earnings	(194)	—	194	—

Other comprehensive income (loss)	(194)	(194)	194	(194)

Total comprehensive income (loss)	$(16,888)	$3,596	$(3,596)	$(16,888)

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Predecessor
	January 1 through November 1, 2011
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(24,692)	$21,590	$(16,481)	$(19,583)
Other comprehensive income (loss):
Other comprehensive income amortization, net of taxes	—	2,762	—	2,762
Foreign currency translation adjustment	—	101	—	101
Equity in other comprehensive earnings	2,253	—	(2,253)	—

Other comprehensive income (loss)	2,253	2,863	(2,253)	2,863

Total comprehensive income (loss)	(22,439)	24,453	(18,734)	(16,720)
Comprehensive income attributable to non-controlling interest	—	—	5,719	5,719

Comprehensive income (loss) attributable to Emdeon Inc.	$(22,439)	$24,453	$(24,453)	$(22,439)

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Cash Flows

	Successor
	Year Ended December 31, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net Income (loss)	$(74,458)	$14,159	$(14,159)	$(74,458)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,004	174,835	—	183,839
Equity compensation expense	240	6,781	—	7,021
Deferred income tax expense (benefit)	(49,195)	9,640	—	(39,555)
Equity in earnings of consolidated subsidiaries	(14,159)	—	14,159	—
Accretion expense	26,470	—	—	26,470
Loss on extinguishment of debt	478	22,350	—	22,828
Amortization of debt discount and issuance costs	2,501	5,974	—	8,475
Change in contingent consideration	—	(69)	—	(69)
Impairment of property and equipment	—	10,619	—	10,619
Gain on sale of cost method investment	(2,925)	—	—	(2,925)
Other	(822)	(1,140)	—	(1,962)
Changes in operating assets and liabilities:
Accounts receivable	—	(20,791)	—	(20,791)
Prepaid expenses and other	(2,402)	3,844	—	1,442
Accounts payable	—	1,335	—	1,335
Accrued expenses, deferred revenue, and other liabilities	3,171	26,102	—	29,273
Tax receivable agreement obligations to related parties	(1,142)	—	—	(1,142)
Due to/from affiliates	6,209	(6,209)	—	—

Net cash provided by (used in) operating activities	(97,030)	247,430	—	150,400

Investing activities
Purchases of property and equipment	(11)	(71,075)	—	(71,086)
Payments for acquisitions, net of cash acquired	—	(18,291)	—	(18,291)
Investment in subsidiary	96,475	—	(96,475)	—
Proceeds from sale of cost method investment	5,820	—		5,820

Net cash used in investing activities	102,285	(89,366)	(96,475)	(83,557)

Financing activities
Distributions to Emdeon Inc. net	—	(96,475)	96,475	—
Payment of debt issue costs	—	(2,178)	—	(2,178)
Payment on Term Loan	(280)	(12,632)	—	(12,912)
Data sublicense and deferred financing obligation payments	(4,321)	(3,243)	—	(7,564)
Capital contribution from Parent	1,999	—	—	1,999
Repurchase of Parent common stock	(613)	—	—	(613)
Other	—	(800)	—	(800)

Net cash provided by financing activities	(3,215)	(115,328)	96,475	(22,068)

Net decrease in cash and cash equivalents	2,040	42,735	—	44,775
Cash and cash equivalents at beginning of period	754	31,009	—	31,763

Cash and cash equivalents at end of period	$2,794	$73,744	$—	$76,538

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Cash Flows

	Successor
	For the Year Ended December 31, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net Income (loss)	$(78,335)	$3,400	$(3,400)	$(78,335)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,004	178,221	—	187,225
Equity compensation expense	27	6,815	—	6,842
Deferred income tax expense (benefit)	(40,841)	2,394	—	(38,447)
Equity in earnings of consolidated subsidiaries	(3,400)	—	3,400	—
Accretion expense	8,666	—	—	8,666
Loss on extinguishment of debt	495	17,798	—	18,293
Amortization of debt discount and issuance costs	2,265	7,920	—	10,185
Impairment of property and equipment	—	1,865	—	1,865
Other	—	820	—	820
Changes in operating assets and liabilities:
Accounts receivable	—	1,601	—	1,601
Prepaid expenses and other	1,438	(13,534)	—	(12,096)
Accounts payable	—	(2,149)	—	(2,149)
Accrued expenses, deferred revenue, and other liabilities	(14,244)	(10,972)	—	(25,216)
Tax receivable agreement obligations to related parties	(334)	—	—	(334)
Due to/from affiliates	7,463	(7,463)	—	—

Net cash provided by (used in) operating activities	(107,796)	186,716	—	78,920

Investing activities
Purchases of property and equipment	—	(62,054)	—	(62,054)
Payments for acquisitions, net of cash acquired	—	(59,011)	—	(59,011)
Investment in subsidiary	112,067	—	(112,067)	—

Net cash used in investing activities	112,067	(121,065)	(112,067)	(121,065)

Financing activities
Distributions to Emdeon Inc. net	—	(112,067)	112,067	—
Payments on Revolving Facility	—	(15,000)	—	(15,000)
Payment of debt issue costs	(34)	(2,026)	—	(2,060)
Proceeds from incremental term loan	—	70,351	—	70,351
Payments on Term Loan	(259)	(12,558)	—	(12,817)
Debt principal and data sublicense obligation payments	(3,796)	—	—	(3,796)
Repurchase of Parent common stock		(317)	—	(317)
Other	—	(376)	—	(376)

Net cash provided by financing activities	(4,089)	(71,993)	112,067	35,985

Net decrease in cash and cash equivalents	182	(6,342)	—	(6,160)
Cash and cash equivalents at beginning of period	572	37,351	—	37,923

Cash and cash equivalents at end of period	$754	$31,009	$—	$31,763

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Cash Flows

	Successor
	November 2 through December 31, 2011
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net Income (loss)	$(16,694)	$3,790	$(3,790)	$(16,694)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,501	27,593	—	29,094
Deferred income tax expense (benefit)	(10,510)	4,113	—	(6,397)
Equity in earnings of consolidated subsidiaries	(3,790)	—	3,790	—
Accretion expense	2,459	—	—	2,459
Amortization of debt discount and issuance costs	356	1,286	—	1,642
Change in fair value of interest rate swap (not subject to hedge accounting)	—	(2,755)	—	(2,755)
Change in contingent consideration	—	(5,843)	—	(5,843)
Other	—	489	—	489
Changes in operating assets and liabilities:
Accounts receivable	—	(13,447)	—	(13,447)
Prepaid expenses and other	3,318	(192)	—	3,126
Accounts payable	—	(2,912)	—	(2,912)
Accrued expenses, deferred revenue, and other liabilities	(13,261)	(4,283)	—	(17,544)
Due to/from affiliates	(3,769)	3,769	—	—

Net cash provided by (used in) operating activities	(40,390)	11,608	—	(28,782)

Investing activities
Purchases of property and equipment	—	(8,279)	—	(8,279)
Purchases of Emdeon Inc., net of cash acquired	(1,597,220)	(345,998)	—	(1,943,218)

Net cash used in investing activities	(1,597,220)	(354,277)	—	(1,951,497)

Financing activities
Proceeds from issuance of stock	863,245	—	—	863,245
Proceeds from Term Loan Facility	25,332	1,159,782	—	1,185,114
Proceeds from Revolving Facility	—	25,000	—	25,000
Proceeds from Senior Notes	729,375	—	—	729,375
Payments on Revolving Facility	—	(10,000)	—	(10,000)
Payment of debt issue costs	(5,871)	(30,030)	—	(35,901)
Payments on Term Loan	—	(937,248)	—	(937,248)
Debt principal and data sublicense obligation payments	—	(4,890)	—	(4,890)
Other	(2,800)	(68)	—	(2,868)

Net cash provided by financing activities	1,609,281	202,546	—	1,811,827

Net decrease in cash and cash equivalents	(28,329)	(140,123)	—	(168,452)
Cash and cash equivalents at beginning of period	28,901	177,474	—	206,375

Cash and cash equivalents at end of period	$572	$37,351	$—	$37,923

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Cash Flows

	Predecessor
	January 1 through November 1, 2011
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net Income (loss)	$(24,692)	$21,590	$(16,481)	$(19,583)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3	128,758	—	128,761
Equity compensation expense	1,300	53,632	—	54,932
Deferred income tax expense (benefit)	8,417	(23,462)	—	(15,045)
Equity in earnings of consolidated subsidiaries	(16,481)	—	16,481	—
Amortization of debt discount and issuance costs	—	11,673	—	11,673
Amortization of discontinued cash flow hedge from other comprehensive loss	—	3,167	—	3,167
Change in fair value of interest rate swap (not subject to hedge accounting)	—	(7,983)	—	(7,983)
Change in contingent consideration	—	(8,036)	—	(8,036)
Other	—	1,119	—	1,119
Changes in operating assets and liabilities:
Accounts receivable	—	660	—	660
Prepaid expenses and other	88	6,550	—	6,638
Accounts payable	—	8,505	—	8,505
Accrued expenses, deferred revenue, and other liabilities	29,263	18,350	—	47,613
Tax receivable agreement obligations to related parties	(3,519)	—	—	(3,519)
Due to/from affiliates	(2,667)	2,667	—	—

Net cash provided (used in) by operating activities	(8,288)	217,190	—	208,902

Investing activities
Purchases of property and equipment	—	(51,902)	—	(51,902)
Payments for acquisitions, net of cash acquired	—	(39,422)	—	(39,422)

Net cash used in investing activities	—	(91,324)	—	(91,324)

Financing activities
Payments on Term Loan	—	(6,412)	—	(6,412)
Data sublicense and deferred financing obligation payments	(3,716)	—	—	(3,716)
Other	925	(1,188)	—	(263)

Net cash used in financing activities	(2,791)	(7,600)	—	(10,391)

Net increase (decrease) in cash and cash equivalents	(11,079)	118,266	—	107,187
Cash and cash equivalents at beginning of period	39,980	59,208	—	99,188

Cash and cash equivalents at end of period	$28,901	$177,474	$—	$206,375

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

22. Subsequent Event

Reporting Segment Reorganization

In January 2014, the Company reorganized its reportable segments as payer services, provider services and pharmacy services.

Change in Tax Status of EBS Master

In January 2014, the Company effected a change in the tax status of EBS Master from a partnership to a corporation. Prior to the tax status change, the Company recognized a deferred tax liability for the difference in the book and tax basis of its investment in EBS Master (i.e. outside tax basis). The outside tax basis of the investment in the EBS Master excluded consideration of goodwill within the underlying partnership that otherwise would have no tax basis. Following the tax status change, the Company’s deferred tax liability will reflect only the difference in the book and tax bases of the individual assets and liabilities included in the corporation. As a result, the Company expects this change in tax status will result in a material reduction of its deferred tax liabilities and related deferred income tax expense during the first quarter of 2014.

Acquisition of Vieosoft

In February 2014, the Company acquired all of the equity interests of Vieosoft Inc., a development stage enterprise, for initial cash consideration, contingent cash consideration that varies based on the performance of the acquired business in each of the four years following the acquisition and the assumption of certain liabilities. Such contingent consideration payments are limited to a maximum of $42,000 on a cumulative basis over the respective periods.

Because the initial accounting for this acquisition was incomplete as of the issuance of this report, the disclosures for business combinations occurring after the balance sheet date but before the financial statements are issued as required by ASC 805 are not disclosed in this report. Due to the timing of the acquisition and the issuance of the report, disclosure of such information is impracticable.

Emdeon Inc.

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2013	$3,585	$1,982	$854	$(2,565)	$3,856
Year ended December 31, 2012	$1,201	$1,598	$3,571	$(2,785)	$3,585
Period from November 2 to December 31, 2011 (Successor)(1)	$—	$349	$1,460	$(608)	$1,201
Period from January 1 to November 1, 2011 (Predecessor)	$5,394	$1,888	$—	$(1,398)	$5,884

(1)	In connection with the Merger, accounts receivable was adjusted to fair value such that the opening allowance for doubtful accounts was $0 at November 2, 2011.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2014.

EMDEON INC.

By:	/s/ Neil E. de Crescenzo
Name:	Neil E. de Crescenzo
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil E. de Crescenzo	Chief Executive Officer and Director
Neil E. de Crescenzo	Principal Executive Officer	March 17, 2014

/s/ Bob A. Newport, Jr.	Chief Financial Officer	March 17, 2014
Bob A. Newport, Jr.	(Principal Financial and Accounting Officer)

/s/ Howard L. Lance	Chairman of the Board of Directors	March 17, 2014
Howard L. Lance

/s/ Neil P. Simpkins	Director	March 17, 2014
Neil P. Simpkins

/s/ Justin Sunshine	Director	March 17, 2014
Justin Sunshine

/s/ Philip M. Pead	Director	March 17, 2014
Philip M. Pead

/s/ Pamela J. Pure	Director	March 17, 2014
Pamela J. Pure

/s/ Allen R. Thorpe	Director	March 17, 2014
Allen R. Thorpe

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE

NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent and, following the filing of this Annual Report with the SEC, does not intend to send to its security holders an annual report to security holders or proxy materials for the year ended December 31, 2013 or with respect to any annual or other meeting of security holders.

Index of Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 3, 2011, by and among Beagle Parent Corp., Beagle Acquisition Corp. and Emdeon Inc. (included as Exhibit 2.1 to the Company’s current Report on Form 8-K (File No. 1-34435), filed on August 8, 2011, and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation of Emdeon Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on November 2, 2011, and incorporated herein by reference).

3.2	Second Amended and Restated By-laws of Emdeon Inc. (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on November 2, 2011, and incorporated herein by reference).

4.1	2019 Notes Indenture, dated as of November 2, 2011, among Beagle Acquisition Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.2	2019 Notes Supplemental Indenture, dated as of November 2, 2011, among Emdeon Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (included as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.3	2019 Notes Supplemental Indenture, dated as of July 10, 2012, between TC3 Health, Inc. and Wilmington Trust, National Association, as trustee (included as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.4	2019 Notes Supplemental Indenture, dated as of August 8, 2013, between Goold Health Systems and Wilmington Trust, National Association, as trustee (included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 333-182786), filed on November 8, 2013, and incorporated herein by reference).

4.5	2020 Notes Indenture, dated as of November 2, 2011, among Beagle Acquisition Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.6	2020 Notes Supplemental Indenture, dated as of November 2, 2011, among Emdeon Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

Exhibit No.	Description

4.7

2020 Notes Supplemental Indenture, dated as of July 10, 2012, between TC3 Health, Inc. and Wilmington Trust, National Association, as trustee (included as Exhibit 4.6 to the Company’s Registration Statement on Form S-4

(File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.8	2020 Notes Supplemental Indenture, dated as of August 8, 2013, between Goold Health Systems and Wilmington Trust, National Association, as trustee (included as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (File No. 333-182786), filed on November 8, 2013, and incorporated herein by reference).

4.9	2019 Notes Registration Rights Agreement, dated as of November 2, 2011, among Beagle Acquisition Corp., the guarantors named therein and Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as representatives of the purchasers named therein (included as Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.10

2019 Notes Joinder Agreement to Registration Rights Agreement, dated as of November 2, 2011, among Emdeon Inc. and certain additional guarantors named therein (included as Exhibit 4.8 to the Company’s Registration Statement on

Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.11	2020 Notes Registration Rights Agreement, dated as of November 2, 2011, among Beagle Acquisition Corp., the guarantors named therein and Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as representatives of the purchasers named therein (included as Exhibit 4.9 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.12	Form of 2019 Note (included as Exhibit 4.10 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.13	Form of 2020 Note (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.1	Transaction and Advisory Fee Agreement, dated as of November 2, 2011, among Emdeon Inc., Blackstone Management Partners, L.L.C. and Hellman & Friedman, L.P. (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.2	Credit Agreement, dated as of November 2, 2011 (the “Credit Agreement”), among Beagle Intermediate Holding, Inc., Emdeon Inc., the other borrowers party thereto, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer thereunder, and the other agents and lenders parties thereto (included as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.3	Amendment No. 1 to the Credit Agreement, dated as of April 24, 2012, among Emdeon Inc., the other borrowers party thereto, Bank of America, N.A., as administrative agent, swingline lender, letter of credit issuer and collateral agent thereunder, and the and the guarantors party thereto (included as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.4	Amendment No. 2 to the Credit Agreement, dated as of April 25, 2013, among Emdeon Inc., the other borrowers party thereto, Bank of America, N.A., as administrative agent, swingline lender, letter of credit issuer and collateral agent thereunder, and the guarantors party thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-182786), filed on April 25, 2013, and incorporated herein by reference).

Exhibit No.	Description

10.5	Security Agreement, dated as of November 2, 2011, among Emdeon Inc., the other borrowers and debtors party thereto, and Bank of America, N.A., as administrative agent (included as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.6	Stockholders’ Agreement, dated as of November 2, 2011, by and among Beagle Parent Corp., Beagle Intermediate Holdings, Inc., Beagle Acquisition Corp. and the sponsors, other investors and managers named therein (included as Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.7	Amended and Restated Tax Receivable Agreement (Reorganizations), dated as of November 2, 2011, by and among Emdeon Inc., H&F ITR Holdco, L.P., Beagle Parent LLC and GA-H&F ITR Holdco, L.P. (included as Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.8	Amended and Restated Tax Receivable Agreement (Exchanges), dated as of November 2, 2011, by and among Emdeon Inc., H&F ITR Holdco, L.P., Beagle Parent LLC and GA-H&F ITR Holdco, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.9	Tax Receivable Agreement (Management) by and among Emdeon Inc. and the persons named therein, dated August 17, 2009 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on August 17, 2009, and incorporated herein by reference).

10.10	First Amendment to Tax Receivable Agreement (Management), dated as of November 2, 2011, by and among Emdeon Inc. and the parties named thereto (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.11†	Employment Agreement, dated September 14, 2012, between George I. Lazenby and Emdeon Business Services LLC (included as Exhibit 10.10 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-182786), filed on September 17, 2012, and incorporated herein by reference).

10.12†	Separation Agreement and General Release, dated October 4, 2013, between George I. Lazenby IV and Emdeon Business Services LLC (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2013 (File No. 333-182786), and incorporated herein by reference).

10.13†	Employment Agreement, effective as of September 14, 2012, between Gregory T. Stevens and Emdeon Business Services LLC (included as Exhibit 10.12 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-182786), filed on September 17, 2012, and incorporated herein by reference).

10.14†	Employment Agreement, dated September 14, 2012, between Bob A. Newport and Emdeon Business Services LLC (included as Exhibit 10.13 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-182786), filed on September 17, 2012, and incorporated herein by reference).

10.15†	Transition Letter Agreement dated February 3, 2014, between Bob A. Newport and Emdeon Business Services LLC (filed herewith).

10.16†	Employment Agreement, dated September 14, 2012, between Gary Stuart and Emdeon Business Services LLC (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-182786), filed on September 17, 2012, and incorporated herein by reference).

Exhibit No.	Description

10.17†	Employment Agreement, dated September 14, 2012, between Kevin Mahoney and Emdeon Business Services LLC (included as Exhibit 10.16 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-182786), filed on September 17, 2012, and incorporated herein by reference).

10.18†	Employment Agreement, dated September 14, 2012, between T. Ulrich Brechbühl and Emdeon Business Services LLC (included as Exhibit 10.18 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-182786), filed on September 17, 2012, and incorporated herein by reference).

10.19†	Employment Agreement, dated September 30, 2013, between Neil E. de Crescenzo and Emdeon Business Services LLC (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 333-182786), filed on November 8, 2013, and incorporated herein by reference).

10.20†	Employment Agreement, dated February 4, 2014, between Randy Giles and Emdeon Business Services LLC (filed herewith).

10.21†	Emdeon Management Bonus Program, as revised on November 20, 2013 (filed herewith).

10.22†	Form of Indemnification Agreement (included as Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 333-182786), filed on March 18, 2013, and incorporated herein by reference).

21.1	Subsidiaries of Registrant (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Denotes a management contract or compensatory plan, contract or arrangement.