Form 10-Q
period 2014-03-31
Emdeon Inc.
filed 2014-05-13
CIK 1444598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 13, 2014
Common Stock, $0.01 par value	100

*	The registrant is a voluntary filer of certain reports required to be filed by companies under Section 13 or 15(d) of the Securities and Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

Emdeon Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Emdeon Inc.

Condensed Consolidated Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:

Cash and cash equivalents	$76,899	$76,538
Accounts receivable, net of allowance for doubtful accounts of $4,011 and $3,856 at March 31, 2014 and December 31, 2013, respectively	215,198	214,247
Deferred income tax assets	14,371	6,317
Prepaid expenses and other current assets	29,635	27,019

Total current assets	336,103	324,121
Property and equipment, net	254,494	269,470
Goodwill	1,508,759	1,502,434
Intangible assets, net	1,610,658	1,632,688
Other assets, net	19,855	19,169

Total assets	$3,729,869	$3,747,882

LIABILITIES AND EQUITY
Current liabilities:

Accounts payable	$6,889	$8,367
Accrued expenses	135,578	131,149
Deferred revenues	10,416	10,881
Current portion of long-term debt	18,972	31,330

Total current liabilities	171,855	181,727
Long-term debt, excluding current portion	2,001,956	1,999,026
Deferred income tax liabilities	422,659	436,263
Tax receivable agreement obligations to related parties	150,419	150,496
Other long-term liabilities	13,751	11,824
Commitments and contingencies
Equity:
Common stock (par value, $.01), 100 shares authorized and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	1,143,244	1,139,375
Accumulated other comprehensive income (loss)	(1,540)	(1,343)
Accumulated deficit	(172,475)	(169,486)

Total equity	969,229	968,546

Total liabilities and equity	$3,729,869	$3,747,882

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Operations

(unaudited and amounts in thousands)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Revenue	$319,207	$299,359
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	194,133	183,424
Development and engineering	9,236	7,698
Sales, marketing, general and administrative	55,184	38,675
Depreciation and amortization	46,463	46,815
Accretion	(77)	4,140

Operating income	14,268	18,607
Interest expense, net	36,563	41,415
Contingent consideration	1,960	—

Income (loss) before income tax provision (benefit)	(24,255)	(22,808)
Income tax provision (benefit)	(21,266)	(9,357)

Net income (loss)	$(2,989)	$(13,451)

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net income (loss)	$(2,989)	$(13,451)

Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(124)	428
Foreign currency translation adjustment	(73)	(35)

Other comprehensive income (loss):	(197)	393

Total comprehensive income (loss)	$(3,186)	$(13,058)

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Equity

(unaudited and amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

Balance at January 1, 2013	100	$—	$1,130,968	$(95,028)	$(3,789)	$1,032,151
Equity compensation expense	—	—	1,775	—	—	1,775
Net income (loss)	—	—	—	(13,451)	—	(13,451)
Foreign currency translation adjustment	—	—	—	—	(35)	(35)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	428	428

Balance at March 31, 2013	100	$—	$1,132,743	$(108,479)	$(3,396)	$1,020,868

Balance at January 1, 2014	100	$—	$1,139,375	$(169,486)	$(1,343)	$968,546
Equity compensation expense	—	—	1,892	—	—	1,892
Capital contribution from Parent	—	—	1,977	—	—	1,977
Net income (loss)	—	—	—	(2,989)	—	(2,989)
Foreign currency translation adjustment	—	—	—	—	(73)	(73)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(124)	(124)

Balance at March 31, 2014	100	$—	$1,143,244	$(172,475)	$(1,540)	$969,229

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited and amounts in thousands)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Operating activities
Net income (loss)	$(2,989)	$(13,451)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,463	46,815
Accretion	(77)	4,140
Equity compensation	1,892	1,775
Deferred income tax expense (benefit)	(22,132)	(9,917)
Amortization of debt discount and issuance costs	1,909	2,601
Contingent consideration	1,960	—
Impairment of property and equipment	3,067	—
Other	—	(34)
Changes in operating assets and liabilities:
Accounts receivable	(950)	(16,783)
Prepaid expenses and other	(4,279)	(971)
Accounts payable	(984)	6,922
Accrued expenses, deferred revenue and other liabilities	2,787	17,817
Tax receivable agreement obligations to related parties	—	(103)

Net cash provided by (used in) operating activities	26,667	38,811

Investing activities
Purchases of property and equipment	(14,511)	(13,551)
Payments for acquisitions, net of cash acquired	(779)	—

Net cash provided by (used in) investing activities	(15,290)	(13,551)

Financing activities
Debt principal payments	(7,669)	(3,252)
Repayment of deferred financing arrangements	(3,447)	—
Capital contribution from Parent	1,977	—
Other	(1,877)	(450)

Net cash provided by (used in) financing activities	(11,016)	(3,702)

Net increase (decrease) in cash and cash equivalents	361	21,558
Cash and cash equivalents at beginning of period	76,538	31,763

Cash and cash equivalents at end of period	$76,899	$53,321

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

1. Nature of Business and Organization

Nature of Business

Emdeon Inc. (the “Company”), through its subsidiaries, is a provider of revenue and payment cycle management and clinical information exchange solutions, connecting payers, providers, pharmacies and patients of the United States healthcare system. The Company’s product and service offerings integrate and automate key business and administrative functions for healthcare payers, providers and pharmacies throughout the patient encounter, including pre-care patient eligibility and benefits verification and enrollment, clinical information exchange, claims management and adjudication, payment integrity, payment distribution, payment posting and denial management and patient billing and payment processing.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. The Company changed the classification of rebate payments to its channel partners from cost of operations to a reduction of revenue to the extent that such rebate payments for any given channel partner were less than or equal to revenue otherwise earned from the respective channel partner. To conform to the current period presentation, rebate payments to channel partners resulted in a reduction of revenue of $6,343 for the three months ended March 31, 2013.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors and various other assumptions that the Company believes are necessary to consider in order to form a basis for making judgments about the carrying values of assets and liabilities, the

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

recorded amounts of revenue and expenses and disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ materially from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in the reported results of operations; and if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Estimates and assumptions by management affect: the allowance for doubtful accounts; the fair value assigned to assets acquired and liabilities assumed in business combinations; tax receivable agreement obligations; the fair value of interest rate swap obligations; contingent consideration; loss accruals; the carrying value of long-lived assets (including goodwill and intangible assets); the amortization period of long-lived assets (excluding goodwill); the carrying value, capitalization and amortization of software development costs; the provision and benefit for income taxes and related deferred tax accounts; certain accrued expenses; revenue recognition; contingencies; and the value attributed to equity awards.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, which changes the requirements for reporting discontinued operations. Following adoption of this update, discontinued operations generally will be reported for the disposal by sale or otherwise of a component or a group of components that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This update is effective for fiscal years and interim periods beginning after December 15, 2014, with early adoption permitted. The Company is currently assessing whether to adopt this update prior to the required effective date.

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

4. Business Combinations

In February 2014, the Company acquired all of the equity interests of Vieosoft, Inc. (“Vieosoft”), a development stage enterprise.

In June 2013, the Company acquired all of the equity interests of Goold Health Systems (“Goold”), a technology-enabled provider of pharmacy benefit and related services primarily to state Medicaid agencies across the nation.

The following table summarizes certain information related to these acquisitions. The preliminary values of the consideration transferred, assets acquired and liabilities assumed in the Vieosoft acquisition, including related tax effects, are subject to receipt of a final valuation.

	Vieosoft	Goold
Total Consideration Fair Value at Acquisition Date:
Cash paid at closing	$800	$19,391
Contingent consideration	6,015	5,553
Other	—	(5)

	$6,815	$24,939

Allocation of the Consideration Transferred:
Cash	$21	$1,101
Accounts receivable	—	3,435
Prepaid expenses and other current assets	—	647
Property and equipment	—	7,695
Identifiable intangible assets:
Noncompetition agreements	1,040	280
Customer relationships	—	5,160
Backlog and other	2,060	460
Goodwill	6,325	14,300
Accounts payable	—	(541)
Accrued expenses	(194)	(2,076)
Deferred revenues	—	(101)
Current maturities of long-term debt	(1,877)	(218)
Deferred income tax liabilities	(560)	(5,203)

Total consideration transferred	$6,815	$24,939

Acquisition costs in sales, marketing, general and administrative expense:
For the three months ended March 31, 2014	$113	$—
For the three months ended March 31, 2013	$—	$4

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Vieosoft	Goold
Other Information:
Gross contractual accounts receivable	$—	$3,435
Amount not expected to be collected	$—	$—
Goodwill expected to be deductible for tax purposes	$—	$—

Contingent Consideration Information:
Contingent consideration range	$0 - $43,104	$0 - $15,000
Measurement period	February 12, 2014 to December 31, 2017	July 1, 2013 to September 30, 2014
Basis of measurement	Milestone achievement, revenue performance	Award of contracts with annual revenue exceeding targeted amount
Type of measurement	Level 3	Level 3
Key assumptions at the acquisition date:
Probability of achieving milestone objectives	90%	N/A
Probability of winning new contracts	N/A	10%-50%
Probability of retaining contracts that expire during the measurement period	N/A	90%
Range of baseline revenue retention for existing customers	N/A	75%-125%
Expected payment date(s)	2015-2017	12/15/2014
Discount rate(s)	5.2% to 53.2%	15.4%

Increase (decrease) to net loss:
For the three months ended March 31, 2014	$227	$1,733

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

5. Goodwill and Intangible Assets

Goodwill activity during the three months ended March 31, 2014 consisted of an increase to goodwill in the pharmacy services segment of $6,325 related to the Vieosoft acquisition in February 2014.

Intangible assets subject to amortization as of March 31, 2014 consisted of the following:

	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	17.1	$1,646,970	$(202,111)	$1,444,859
Trade names	17.2	156,530	(19,189)	137,341
Non-compete agreements	2.6	14,120	(6,434)	7,686
Data sublicense agreement	3.5	31,000	(12,656)	18,344
Other	5.9	2,520	(92)	2,428

Total		$1,851,140	$(240,482)	$1,610,658

Amortization expense was $25,131 and $27,278 for the three months ended March 31, 2014 and 2013, respectively. Aggregate future amortization expense for intangible assets is estimated to be:

2014 (remainder)	$75,769
2015	100,618
2016	100,031
2017	96,756
2018	92,732
Thereafter	1,144,752

$1,610,658

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

Long-term debt as of March 31, 2014 and December 31, 2013, consisted of the following:

	March 31,	December 31,
	2014	2013
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $15,063 and $15,826 at March 31, 2014 and December 31, 2013, respectively (effective interest rate of 4.21%)	$1,255,539	$1,262,445
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $7,438 and $7,664 at March 31, 2014 and December 31, 2013, respectively (effective interest rate of 11.53%)	367,562	367,336
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $9,336 and $9,560 at March 31, 2014 and December 31, 2013, respectively (effective interest rate of 11.86%)	365,664	365,440
Obligation under data sublicense agreement	22,543	22,543
Other	9,620	12,592
Less current portion	(18,972)	(31,330)

Long-term debt	$2,001,956	$1,999,026

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

Obligation Under Data Sublicense Agreement

In October 2009 and April 2010, the Company acquired certain additional rights to specified uses of its data from the former owner of the Company’s business in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to the former owner of the Company’s business. In connection with these data rights acquisitions, the Company recorded amortizable intangible assets and corresponding obligations at inception based on the present value of the scheduled annual payments through 2018, which totaled $65,000 in the aggregate (approximately $30,000 remained payable at March 31, 2014). In connection with the Merger, the Company was required to adjust this obligation to its fair value.

Other

From time to time, the Company enters into deferred financing arrangements with certain vendors. The obligations under such arrangements are recorded at the present value of the scheduled payments. Such future payments totaled $9,841 at March 31, 2014.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three months ended March 31, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt pursuant to the Term Loan Facility. As of March 31, 2014, the Company had three outstanding interest rate derivatives with a combined notional amount of $640,000 that were designated as cash flow hedges of interest rate risk.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,576 will be reclassified as an increase to interest expense.

The following table summarizes the fair value of the Company’s derivative instruments at March 31, 2014 and December 31, 2013:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$690	$899
Interest rate swaps	Accrued expenses	(2,576)	(2,575)

		$(1,886)	$(1,676)

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The effect of the derivative instruments on the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively, is summarized in the following table:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Derivatives in Cash Flow Hedging Relationships
(Gain)/loss related to effective portion of derivative recognized in other comprehensive income	$848	$44

Gain/(loss) related to effective portion of derivative reclassified from accumulated other comprehensive income (loss) to interest expense	$(638)	$(638)

Credit Risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company also could be declared in default on its derivative obligations.

As of March 31, 2014, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2,601. If the Company had breached any of these provisions at March 31, 2014, the Company could have been required to settle its obligations under the agreements at this termination value. The Company does not offset any derivative instruments and the derivative instruments are not subject to collateral posting requirements.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the Company’s derivative financial instruments and contingent consideration associated with business combinations. The table below summarizes these items as of March 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

Description	Balance at March 31, 2014	Quoted in Markets Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(1,886)	$—	$(1,886)	$—
Contingent consideration obligations	(13,459)	—	—	(13,459)

Total	$(15,345)	$—	$(1,886)	$(13,459)

The valuation of the Company’s derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair value of the interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments) using the overnight index swap rate as the discount rate.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs to evaluate the likelihood of default by itself and by its counterparties. As of March 31, 2014, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The valuation of the Company’s contingent consideration obligations is estimated as the present value of total expected contingent consideration payments which are determined using a Monte Carlo simulation. This analysis reflects the contractual terms of the purchase agreements and utilizes assumptions with regard to future sales, probabilities of achieving such future sales, the likelihood and timing of expected payments and a discount rate. Significant increases with respect to assumptions as to future sales and probabilities of achieving such future sales would result in a higher fair value measurement, while an increase in the discount rate would result in a lower fair value measurement.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Balance at beginning of period	$(5,484)	$(296)
Issuance of contingent consideration	(6,015)	—
Settlement of contingent consideration	—	59
Total changes included in contingent consideration	(1,960)	—

Balance at end of period	$(13,459)	$(237)

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the estimated fair value of financial instruments held by the Company as of March 31, 2014 were:

	Carrying Amount	Fair Value
Cash and cash equivalents	$76,899	$76,899
Accounts receivable	$215,198	$215,198
Senior Credit Facilities (Level 1)	$1,255,539	$1,272,190
Senior Notes (Level 2)	$733,226	$874,223

The carrying amounts of cash equivalents and accounts receivable approximate fair value because of their short-term maturities. The fair value of long-term debt is based upon market quotes and trades by investors in partial interests of these instruments.

9. Legal Proceedings

The Company has accrued an estimated potential loss of $5,000 related to a vendor fee dispute. While the recorded amount represents the Company’s current estimate, it is reasonably possible that future events confirming the loss and an estimate of the amount of loss may occur. In addition, the amount of loss could differ significantly from the current estimate.

Additionally, in the normal course of business, the Company is involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

10. Income Taxes

In January 2014, the Company effected a change in the tax status of EBS Master LLC (“EBS Master”) from a partnership to a corporation. Prior to the tax status change, the Company recognized a deferred tax liability for the difference in the book and tax basis of its investment in EBS Master (i.e. outside basis). Following the tax status change, the Company’s deferred tax balances reflect the differences in the book and tax bases of the individual assets and liabilities included in the corporation. In addition, as a result of the change in tax status, the Company was required to revise the apportionment of its income taxes among various state taxing jurisdictions. The effect of this change in tax status resulted in the recognition of an income tax benefit for the three months ended March 31, 2014.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

After giving effect to this change in tax status, income taxes for the three months ended March 31, 2014 amounted to an income tax benefit of $21,266 and an effective tax rate of 87.7%. The income tax benefit for the three months ended March 31, 2013, which does not reflect the change in tax status, was $9,357 and resulted in an effective tax rate of 41.0%.

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

In November 2011, H&F and certain current and former members of management exchanged all of their remaining EBS Master Units (“EBS Units”) for cash and a combination of cash and shares of Parent, respectively, and the former majority owner of the Company assigned its rights under the tax receivable agreements to affiliates of Blackstone (Blackstone, together with H&F and certain current and former members of management are sometimes referred to collectively as the “TRA Members”). Additionally, effective December 31, 2011, the Company simplified its corporate structure. The tax attributes of the exchange of EBS Units and corporate restructuring are expected to provide the Company with additional cash savings, 85% of which are payable to the TRA Members. Collectively, the Company expects the tax attributes of the above referenced events to result in cumulative payments under the tax receivable agreements of approximately $353,457. $151,394 of this amount, which reflected the initial fair value of the tax receivable agreement obligations plus recognized accretion, was reflected as an obligation on the accompanying unaudited condensed consolidated balance sheet at March 31, 2014.

During the three months March 31, 2014, the Company changed its estimate of the timing and amount of future cash flows attributable to the tax receivable agreements as a result of the effective tax rate resulting from the change in tax status of EBS Master from a partnership to a corporation and the acquisition of Vieosoft. These revised estimates resulted in a decrease to pretax net loss of $4,570 for the three months ended March 31, 2014.

12. Segment Reporting

Effective January 1, 2014, the Company completed an internal reorganization of its reporting structure which resulted in a change in the composition of its operating segments. Additionally, the Company periodically makes other changes to the composition of its operating segments. Prior period segment information is restated to reflect the organizational structure and any other changes made.

Management views the Company’s operating results in three reportable segments: (a) payer services, (b) provider services and (c) pharmacy services. Listed below are the results of operations for each of the reportable segments. In addition to these reportable segments, the Company reports financial information for two additional operating segments that is presented on an aggregate basis. This information is reflected in the manner utilized by management to make operating decisions, assess performance and allocate resources. Segment assets are not presented to management for purposes of operational decision making, and therefore are not included in the accompanying tables. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the notes to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC.

Payer Services Segment

The payer services segment provides payment cycle solutions that simplify the administration of healthcare related to insurance eligibility and benefit verification, claims management, payment integrity and payment distribution. Additionally, the payer services segment provides patient billing and payment and consulting services.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Provider Services Segment

The provider services segment provides revenue cycle management solutions, government program eligibility and enrollment services and revenue optimization solutions primarily to hospitals, physician practices, laboratories and other healthcare providers that simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow.

Pharmacy Services Segment

The pharmacy services segment provides electronic prescribing services, other electronic solutions and benefit administration services to pharmacies, pharmacy benefit management companies, government agencies and other payers related to prescription benefit claim filing, adjudication and management.

All Other

All Other consists of two operating segments, one of which provides revenue cycle management solutions through channel partners and one of which provides revenue cycle solutions, either directly or through channel partners, to dental practices.

Corporate and Eliminations

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The revenue and adjusted EBITDA for the operating segments are as follows:

	Three Months Ended March 31, 2014
	Payer	Provider	Pharmacy	All Other	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$69,652	$—	$—	$—	$—	$69,652
Payment distribution services	66,799	—	—	—	—	66,799
Patient billing and payment services	67,932	—	—	—	—	67,932
Revenue cycle technology	—	30,691	—	—	—	30,691
Revenue cycle services	—	30,407	—	—	—	30,407
Physician services	—	9,139	—	—	—	9,139
Pharmacy	—	—	31,192	—	—	31,192
Channel Partner	—	—	—	10,788	(5,340)	5,448
Dental	—	—	—	7,947	—	7,947
Inter-segment revenue	2,189	—	77	—	(2,266)	—

Net revenue	$206,572	$70,237	$31,269	$18,735	$(7,606)	$319,207

Income (loss) before income taxes						$(24,255)
Interest expense						36,563
Depreciation and amortization						46,463

EBITDA						58,771
Equity compensation						1,892
Acquisition accounting adjustments						252
Acquisition-related costs						1,407
Transaction-related costs and advisory fees						1,500
Strategic initiatives, duplicative and transition costs						5,094
Severance and retention costs						2,928
Accretion						(77)
(Gain) loss on disposal of assets						3,067
Contingent consideration						1,960
Other						1,511

EBITDA Adjustments						19,534

Adjusted EBITDA	$64,489	$29,683	$16,946	$9,786	$(42,599)	$78,305

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Three Months Ended March 31, 2013
	Payer	Provider	Pharmacy	All Other	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$67,306	$—	$—	$—	$—	$67,306
Payment distribution services	65,629	—	—	—	—	65,629
Patient billing and payment services	62,933	—	—	—	—	62,933
Revenue cycle technology	—	28,311	—	—	—	28,311
Revenue cycle services	—	30,349	—	—	—	30,349
Physician services	—	8,762	—	—	—	8,762
Pharmacy	—	—	24,553	—	—	24,553
Channel Partner	—	—	—	9,657	(6,343)	3,314
Dental	—	—	—	8,202	—	8,202
Inter-segment revenue	982	—	95	—	(1,077)	—

Net revenue	$196,850	$67,422	$24,648	$17,859	$(7,420)	$299,359

Income (loss) before income taxes						$(22,808)
Interest expense						41,415
Depreciation and amortization						46,815

EBITDA						65,422
Equity compensation						1,775
Acquisition accounting adjustments						274
Acquisition-related costs						497
Transaction-related costs and advisory fees						1,500
Strategic initiatives, duplicative and transition costs						1,159
Severance and retention costs						886
Accretion						4,140
(Gain) loss on disposal of assets						(31)
Other						422

EBITDA Adjustments						10,622

Adjusted EBITDA	$61,428	$30,716	$14,913	$8,696	$(39,709)	$76,044

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

13. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of taxes, as of and for the three months ended March 31, 2014.

	Foreign Currency Translation Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$(264)	$(1,079)	$(1,343)
Change associated with foreign currency translation	(73)	—	(73)
Change associated with current period hedging	—	(762)	(762)
Reclassification into earnings	—	638	638

Balance at March 31, 2014	$(337)	$(1,203)	$(1,540)

14. Supplemental Condensed Consolidating Financial Information

In lieu of providing separate annual and interim financial statements for each guarantor of the Senior Notes, Regulation S-X provides companies, if certain criteria are satisfied, with the option to instead provide condensed consolidating financial information for its issuers, guarantors and non-guarantors. In the case of the Company, the applicable criteria include the following: (i) the Senior Notes are fully and unconditionally guaranteed on a joint and several basis, (ii) each of the guarantors of the Senior Notes is a direct or indirect wholly-owned subsidiary of the Company and (iii) any non-guarantors are considered minor as that term is defined in Regulation S-X. Because each of these criteria has been satisfied by the Company, condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013, condensed consolidating statements of operations and comprehensive income (loss) for the three months ended March 31, 2014 and 2013, respectively, and condensed consolidating cash flows for the three months ended March 31, 2014 and 2013, respectively, for the Company, segregating the issuer, the subsidiary guarantors and consolidating adjustments, are reflected below. Prior period amounts have been reclassified to conform to the current year presentation.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Balance Sheet

	As of March 31, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$726	$76,173	$—	$76,899
Accounts receivable, net of allowance for doubtful accounts	—	215,198	—	215,198
Deferred income tax assets	—	14,371	—	14,371
Prepaid expenses and other current assets	7,363	22,272	—	29,635

Total current assets	8,089	328,014	—	336,103
Property and equipment, net	9	254,485	—	254,494
Due from affiliates	—	88,640	(88,640)	—
Investment in consolidated subsidiaries	1,744,699	—	(1,744,699)	—
Goodwill	—	1,508,759	—	1,508,759
Intangible assets, net	140,250	1,470,408	—	1,610,658
Other assets, net	115,290	15,967	(111,402)	19,855

Total assets	$2,008,337	$3,666,273	$(1,944,741)	$3,729,869

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$6,889	$—	$6,889
Accrued expenses	18,576	117,002	—	135,578
Deferred revenues	—	10,416	—	10,416
Current portion of long-term debt	5,481	13,491	—	18,972

Total current liabilities	24,057	147,798	—	171,855
Due to affiliates	88,640	—	(88,640)	—
Long-term debt, excluding current portion	775,992	1,225,964	—	2,001,956
Deferred income tax liabilities	—	534,061	(111,402)	422,659
Tax receivable agreement obligations to related parties	150,419	—	—	150,419
Other long-term liabilities	—	13,751	—	13,751
Commitments and contingencies
Equity	969,229	1,744,699	(1,744,699)	969,229

Total liabilities and equity	$2,008,337	$3,666,273	$(1,944,741)	$3,729,869

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue	$—	$319,207	$—	$319,207
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	194,133	—	194,133
Development and engineering	—	9,236	—	9,236
Sales, marketing, general and administrative	7,016	48,168	—	55,184
Depreciation and amortization	2,251	44,212	—	46,463
Accretion	(77)	—	—	(77)

Operating income (loss)	(9,190)	23,458	—	14,268
Equity in earnings of consolidated subsidiaries	21,408	—	(21,408)	—
Interest expense, net	23,390	13,173	—	36,563
Contingent consideration	—	1,960	—	1,960

Income (loss) before income tax provision (benefit)	(53,988)	8,325	21,408	(24,255)
Income tax provision (benefit)	(50,999)	29,733	—	(21,266)

Net income (loss)	$(2,989)	$(21,408)	$21,408	$(2,989)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue	$—	$299,359	$—	$299,359
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	183,424	—	183,424
Development and engineering	—	7,698	—	7,698
Sales, marketing, general and administrative	2,293	36,382	—	38,675
Depreciation and amortization	2,251	44,564	—	46,815
Accretion	4,140	—	—	4,140

Operating income (loss)	(8,684)	27,291	—	18,607
Equity in earnings of consolidated subsidiaries	(7,976)	—	7,976	—
Interest expense, net	23,552	17,863	—	41,415

Income (loss) before income tax provision (benefit)	(24,260)	9,428	(7,976)	(22,808)
Income tax provision (benefit)	(10,809)	1,452	—	(9,357)

Net income (loss)	$(13,451)	$7,976	$(7,976)	$(13,451)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three Months Ended March 31, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(2,989)	$(21,408)	$21,408	$(2,989)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(124)	—	—	(124)
Foreign currency translation adjustment	—	(73)	—	(73)
Equity in other comprehensive earnings	(73)	—	73	—

Other comprehensive income (loss)	(197)	(73)	73	(197)

Total comprehensive income (loss)	$(3,186)	$(21,481)	$21,481	$(3,186)

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net Income (loss)	$(2,989)	$(21,408)	$21,408	$(2,989)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,251	44,212	—	46,463
Equity compensation	114	1,778	—	1,892
Deferred income tax expense (benefit)	(51,086)	28,954	—	(22,132)
Equity in earnings of consolidated subsidiaries	21,408	—	(21,408)	—
Accretion	(77)	—	—	(77)
Amortization of debt discount and issuance costs	652	1,257	—	1,909
Contingent consideration	—	1,960	—	1,960
Impairment of property and equipment	—	3,067	—	3,067
Changes in operating assets and liabilities:
Accounts receivable	—	(950)	—	(950)
Prepaid expenses and other	(3,836)	(443)	—	(4,279)
Accounts payable	—	(984)	—	(984)
Accrued expenses, deferred revenue, and other liabilities	10,300	(7,513)	—	2,787
Due to/from affiliates	19,498	(19,498)	—	—

Net cash provided (used in) by operating activities	(3,765)	30,432	—	26,667

Investing activities
Purchases of property and equipment	—	(14,511)	—	(14,511)
Payments for acquisitions, net of cash acquired	—	(779)	—	(779)
Investment in subsidiary	(114)	—	114	—

Net cash provided by (used in) investing activities	(114)	(15,290)	114	(15,290)

Financing activities
Distributions to Emdeon Inc. net	—	114	(114)	—
Debt principal payments	(165)	(7,504)	—	(7,669)
Repayment of deferred financing arrangements	—	(3,447)	—	(3,447)
Capital contribution from Parent	1,975	2	—	1,977
Other	—	(1,877)	—	(1,877)

Net cash provided by (used in) financing activities	1,810	(12,712)	(114)	(11,016)

Net decrease in cash and cash equivalents	(2,069)	2,430	—	361
Cash and cash equivalents at beginning of period	2,794	73,744	—	76,538

Cash and cash equivalents at end of period	$726	$76,173	$—	$76,899

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net income (loss)	$(13,451)	$7,976	$(7,976)	$(13,451)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,251	44,564	—	46,815
Accretion expense	4,140	—	—	4,140
Equity compensation expense	32	1,743	—	1,775
Deferred income tax benefit	(11,120)	1,203	—	(9,917)
Amortization of debt discount and issuance costs	605	1,996	—	2,601
Equity in earnings of consolidated subsidiaries	(7,976)	—	7,976	—
Other	—	(34)	—	(34)
Changes in operating assets and liabilities:
Accounts receivable	—	(16,783)	—	(16,783)
Prepaid expenses and other	6,794	(7,765)	—	(971)
Accounts payable	—	6,922	—	6,922
Accrued expenses, deferred revenue, and other liabilities	19,238	(1,421)	—	17,817
Tax receivable agreement obligations to related parties	(103)	—	—	(103)
Due to/from affiliates	442	(442)	—	—

Net cash provided by (used in) operating activities	852	37,959	—	38,811

Investing activities
Purchases of property and equipment	—	(13,551)	—	(13,551)
Investment in subsidiaries, net	9,860	—	(9,860)	—

Net cash provided by (used in) investing activities	9,860	(13,551)	(9,860)	(13,551)

Financing activities
Distributions to Emdeon Inc., net	—	(9,860)	9,860	—
Debt principal payments	(267)	(2,985)	—	(3,252)
Other	—	(450)	—	(450)

Net cash provided by (used in) financing activities	(267)	(13,295)	9,860	(3,702)

Net increase (decrease) in cash and cash equivalents	10,445	11,113	—	21,558
Cash and cash equivalents at beginning of period	754	31,009	—	31,763

Cash and cash equivalents at end of period	$11,199	$42,122	$—	$53,321

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”), together with the risk factors contained in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (“Form 10-K”) on file with the Securities and Exchange Commission (“SEC”).

Unless stated otherwise or the context otherwise requires, references in this Quarterly Report to “we”, “us”, “our”, “Emdeon” and “the Company” refer to Emdeon Inc. and its subsidiaries.

Forward-Looking Statements

This Quarterly Report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or our management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this Quarterly Report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in our Form 10-K. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our Form 10-K, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Overview

We are a leading provider of revenue and payment cycle management and clinical information exchange solutions connecting payers, providers, pharmacies and patients in the United States healthcare system. Our solutions integrate and automate key business and administrative functions of our payer, provider and pharmacy customers throughout the patient encounter, including pre-care patient eligibility and benefits verification and enrollment, clinical information exchange capabilities, claims management and adjudication, payment integrity, payment distribution, payment posting and denial management and patient billing and payment services. Our customers are able to improve efficiency, reduce costs, increase cash flow and more efficiently manage the complex revenue and payment cycle and clinical information exchange processes by using our comprehensive suite of solutions.

We deliver our solutions and operate our business in three reportable segments: (i) payer services, which provides solutions primarily to commercial insurance companies, third party administrators and governmental payers; (ii) provider services, which provides solutions primarily to hospitals, physician practices, laboratories and other healthcare providers; and (iii) pharmacy services, which provides solutions to pharmacies, pharmacy benefit management companies, government agencies and other payers. Through our payer services segment, we provide payment cycle solutions that simplify the administration of healthcare related to insurance eligibility and benefit verification, claims management, payment integrity and payment distribution. Additionally, we provide patient billing and payment and consulting services through our payer services segment. Through our provider services segment, we provide revenue cycle management solutions, government program eligibility and enrollment services and revenue optimization solutions that simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow. Through our pharmacy services segment, we provide electronic prescribing, other electronic solutions and benefit administration services related to prescription benefit claim filing, adjudication and management.

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

We also expect to continue to be affected by general economic, regulatory and demographic factors affecting the healthcare industry. For several years, there has been pricing pressure in our industry, particularly as it relates to our claims management solutions, which has led and is expected to continue to lead to reduced prices for the same services. We have sought in the past and will continue to seek to mitigate pricing pressure by providing additional value-added solutions, increasing the volume of solutions we provide and managing our costs. In addition, significant changes in regulatory schemes, such as the updated Health Insurance Portability and Accountability Act of 1996, American Recovery and Reinvestment Act of 2009, the Patient Protection and Affordable Care Act (“ACA”) and other federal healthcare policy initiatives, impact our customers’ healthcare activities and can result in increased operating costs and capital expenditures for us. In particular, we believe the ACA will significantly affect the regulatory environment in which we and our customers operate by changing how healthcare services are covered, delivered and reimbursed through expanded coverage of previously uninsured individuals, increased efforts to link federal healthcare program payments to quality and efficiency and insurance market reforms. Also, changes in federal and state reimbursement patterns and rates can impact the revenues in certain of our business lines, particularly our government program eligibility and enrollment solutions. We are unable to predict how providers, payers, pharmacies and other healthcare market participants will respond to the various reform provisions of the ACA, and we cannot be sure that the markets for our solutions will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

Demographic trends affecting the healthcare industry, such as population growth and aging or unemployment rates, also could affect the frequency and nature of our customers’ healthcare transactional activity. The impact of such changes could impact our revenues, cost of operations and infrastructure expenses and thereby affect our results of operations and the way we operate our business. For example, an increase in the United States population, if such increase is accompanied by an increase in the United States population that has health insurance benefits, or the aging of the United States population, which requires an overall increased need for healthcare services, may result in an increase in our transaction volumes which, in turn, may increase our revenues and cost of operations. Alternatively, a general economic downturn, which reduces the number of discretionary health procedures by patients, or a persistent high unemployment rate, which lessens healthcare utilization, may decrease or offset other growth in our volumes, which, in turn, may adversely impact our revenues and cost of operations.

Recent Developments

Effective January 1, 2014, we reorganized our reportable segments as payer services, provider services and pharmacy services. In addition to these reportable segments, we report financial information for two additional operating segments that is presented on an aggregate basis. This discussion and analysis related to prior periods has been restated to reflect our current organizational structure.

In January 2014, we effected a change in the tax status of EBS Master LLC (“EBS Master”) from a partnership to a corporation. Prior to the tax status change, we recognized a deferred tax liability for the difference in the book and tax basis of its investment in EBS Master (i.e. outside basis). Following the tax status change, our deferred tax balances reflect the differences in the book and tax bases of the individual assets and liabilities included in the corporation. In addition, as a result of the change in tax status, we were required to revise the apportionment of our income taxes among various state taxing jurisdictions. The effect of this change in tax status resulted in the recognition of an income tax benefit for the three months ended March 31, 2014.

In February 2014, we acquired all of the equity interests of Vieosoft, Inc. (“Vieosoft”), a development stage enterprise, for initial cash consideration, contingent cash consideration that varies based on the performance of the acquired business in each of the four years following the acquisition and the assumption of certain liabilities. Such contingent consideration payments are limited to a maximum of $43.1 million on a cumulative basis over the respective periods.

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

Our income taxes consist of federal and state income taxes. These amounts include current income taxes payable, as well as income taxes for which the payment is deferred to future periods and dependent on the occurrence of future events. Our income tax expense historically has varied from the expense that would be expected based on statutory rates due principally to our organizational structure. The recognition of valuation allowances related to certain net operating loss carryovers and other items also can affect our income tax expense. For additional information, see the discussion of income taxes in the section “Significant Items Affecting Comparability-Income Taxes”.

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

Acquisitions and Divestitures

We actively evaluate opportunities to improve and expand our business through targeted acquisitions that are consistent with our strategy. On occasion, we also may dispose of certain components of our business that no longer fit within our overall strategy. Because of our acquisition activity, our results of operations may not be directly comparable among periods. The following summarizes our acquisition transactions since January 1, 2013 and affected segments:

Date	Business	Description	Affected Segment

June 2013	Goold Health Systems (“Goold”)	Technology-enabled provider of pharmacy benefit and related services primarily to State Medicaid agencies	Pharmacy Services

February 2014	Vieosoft, Inc. (“Vieosoft”)	Development stage enterprise	Pharmacy Services

Income Taxes

Our blended statutory federal and state income tax rate ranges from 37% to 40%. Our effective income tax rate, however, can be affected by several factors, including the change in tax status of EBS Master from a partnership to a corporation in January 2014. The following table and subsequent commentary reconcile our federal statutory rate to our effective income tax rate, and the subsequent commentary describes the more significant of the reconciling factors:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Statutory United States federal tax rate	35.0%	35.0%
State income taxes (net of federal benefit)	40.0	1.9
Change in tax status	12.4	—
Contingent consideration	(2.8)	—
Other	3.1	(0.7)
Tax credits	—	4.8

Effective income tax rate	87.7%	41.0%

State Income Taxes—Our effective tax rate for state income taxes is generally impacted by changes in our apportionment. In addition, our effective tax rate for state income taxes for the three months ended March 31, 2014 was affected by the change in tax status of EBS Master from a partnership to a corporation. Approximately 32% of the state tax rate above for the three months ended March 31, 2014 represents a one-time adjustment for this change in tax status.

Change in Tax Status—Prior to the change in tax status of EBS Master from a partnership to a corporation, we recognized a deferred tax liability for the difference in the book and tax basis of our investment in EBS Master (i.e. outside basis). Following the tax status change, our deferred tax balances reflect the differences in the book and tax bases of the individual assets and liabilities included in the corporation.

Contingent Consideration—Certain of our acquisitions require us to pay additional consideration based on the satisfaction of certain performance objectives. While changes in the fair value of these obligations impact our net loss, there is no associated change in tax basis.

Tax Credits—In January 2013, the United States research and development tax credit was reenacted with an effective date of January 1, 2012. Though we are able to recognize tax benefits from our 2012 research and development activities, we were precluded from recognizing such tax benefits until the date of enactment. As a result, we recognized the estimated full year 2012 and first quarter 2013 impacts during the three months ended March 31, 2013.

Amendments of the Senior Credit Agreement

Our interest expense primarily is affected by the amount of debt funding and the applicable variable interest rates, including a fixed spread, under our credit agreement (the “Senior Credit Agreement”) governing our senior secured term loan facility (the “Term Loan Facility”) and senior secured revolving credit facility (the “Revolving Facility”) (collectively, the “Senior Credit Facilities”). In April 2013, we amended the Senior Credit Agreement to reduce the LIBOR-based interest rate by 125 basis points, and also to modify certain financial covenants.

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

We believe there have been no significant changes during the three months ended March 31, 2014 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Results of Operations

The following table summarizes our consolidated results of operations for the three months ended March 31, 2014 and 2013, respectively (amounts in thousands).

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
		% of		% of
	Amount	Revenue	Amount	Revenue

Revenues	$319,207	100.0%	$299,359	100.0%
Cost and expenses:
Cost of operations (exclusive of depreciation and amortization below)	194,133	60.8	183,424	61.3
Development and engineering	9,236	2.9	7,698	2.6
Sales, marketing, general and administrative	55,184	17.3	38,675	12.9
Depreciation and amortization	46,463	14.6	46,815	15.6
Accretion	(77)	—	4,140	1.4

Operating income	14,268	4.5	18,607	6.2
Interest expense, net	36,563	11.5	41,415	13.8
Contingent consideration	1,960	0.6	—	—

Income (loss) before income tax provision (benefit)	(24,255)	(7.6)	(22,808)	(7.6)
Income tax provision (benefit)	(21,266)	(6.7)	(9,357)	(3.1)

Net income (loss)	$(2,989)	(0.9)%	$(13,451)	(4.5)%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

Our total revenues were $319.2 million for the three months ended March 31, 2014 as compared to $299.4 million for the three months ended March 31, 2013, an increase of $19.8 million, or 6.6%. Factors affecting our revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $194.1 million for the three months ended March 31, 2014 as compared to $183.4 million for the three months ended March 31, 2013, an increase of $10.7 million, or 5.8%. As a percentage of revenue, our cost of operations was 60.8% for the three months ended March 31, 2014 as compared to 61.3% the three months ended March 31, 2013. The increase in our cost of operations is primarily due to volume growth, including the impact of the USPS postage rate increase effective in January 2014, the inclusion of the acquired Goold business and increased strategic growth initiative and labor costs. The decrease in our cost of operations as a percentage of revenue is primarily due to changes in revenue mix.

Development and Engineering Expense

Our total development and engineering expense was $9.2 million for the three months ended March 31, 2014 as compared to $7.7 million for the three months ended March 31, 2013, an increase of $1.5 million, or 20.0%. The increase in our development and engineering expense is primarily due to strategic growth initiative and labor costs.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $55.2 million for the three months ended March 31, 2014 as compared to $38.7 million for the three months ended March 31, 2013, an increase of $16.5 million, or 42.7%. The increase in our sales, marketing, general and administrative expense was primarily due to increased strategic growth initiative costs, increased severance costs, a charge related to canceling a product development project, the inclusion of the acquired Goold business and increased labor costs.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $46.5 million for the three months ended March 31, 2014 as compared to $46.8 million for the three months ended March 31, 2013, a decrease of $0.3 million, or 0.8%. This decrease was primarily due to the full amortization of our backlog intangible assets that were initially recorded in connection with the acquisition of the Company by affiliates of Blackstone, partially offset by additional expense attributable to increased capital expenditures and acquisition activity.

Accretion

Our accretion was $(0.1) million for the three months ended March 31, 2014 as compared to $4.1 million for the three months ended March 31, 2013. The amount recognized as accretion can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in corporate structure, leverage, operations or other factors. During the three months ended March 31, 2014, we changed our estimate of the timing and amount of future cash flows attributable to our tax receivable agreement obligations as a result of the effective tax rate resulting from the change in tax status of EBS Master from a partnership to a corporation and the acquisition of Vieosoft. These revised estimates resulted in a decrease to pretax net loss of $4.6 million for the three months ended March 31, 2014.

Interest Expense

Our interest expense was $36.6 million for the three months ended March 31, 2014 as compared to $41.4 million for the three months ended March 31, 2013, a decrease of $4.9 million, or 11.7%. Interest expense for the three months ended March 31, 2014 includes the effect of lower interest rates on the Senior Credit Facilities as a result of the April 2013 repricing transaction.

Income Taxes

Our income tax benefit was $21.3 million for the three months ended March 31, 2014 as compared to an income tax benefit of $9.4 million for the three months ended March 31, 2013. Our effective tax rate was 87.7% for the three months ended March 31, 2014 as compared to 41.0% for the three months ended March 31, 2013. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to the change in the tax status of EBS Master from a partnership to a corporation in January 2014.

Segment Revenues and Adjusted EBITDA

We operate our business in three reportable segments: payer services, provider services and pharmacy services. In addition to these reportable segments, we report financial information for two additional operating segments on an aggregate basis, one of which provides revenue cycle management solutions through channel partners and the other of which provides revenue cycle solutions, either directly or through channel partners, to dental practices. We also maintain a corporate function which includes management, administrative and other shared corporate services such as information technology, legal, finance, human resources, marketing and product management.

Financial information for each of our segments is set forth in Note 12 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. The segment profit measure primarily utilized by management is adjusted EBITDA which is defined as EBITDA (defined as net income before net interest expense, income tax provision (benefit) and depreciation and amortization), plus certain other non-cash or non-operating items. The non-cash or other non-operating items affecting the segment profit measure generally include equity compensation; acquisition accounting adjustments; acquisition-related costs; strategic initiatives, duplicative and transition costs; and contingent consideration adjustments. Adjusted EBITDA for the respective segments excludes all costs and adjustments associated with the above-referenced corporate functions.

Payer Services

Our payer services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	March 31, 2014	March 31, 2013	$ Change
Revenue:
Claims management	$69,652	$67,306	$2,346
Payment distribution services	66,799	65,629	1,170
Patient billing and payment services	67,932	62,933	4,999
Intersegment revenue	2,189	982	1,207

	$206,572	$196,850	$9,722

Adjusted EBITDA	$64,489	$61,428	$3,061

Claims management revenue for the three months ended March 31, 2014 increased by $2.3 million, or 3.5%, as compared to the prior year period primarily due to new sales and implementations, partially offset by the impact of market pricing pressures on our transaction rates.

Payment distribution services revenues for the three months ended March 31, 2014 increased by $1.2 million, or 1.8%, as compared to the prior year period. This increase was primarily driven by new sales and implementations, partially offset by customer attrition.

Patient billing and payment services revenue for the three months ended March 31, 2014 increased by $5.0 million, or 7.9%, as compared to the prior year period. This increase was primarily driven by the impact of the USPS postage rate increase effective in January 2014 and new sales and implementations, partially offset by customer attrition.

Payer services adjusted EBITDA for the three months ended March 31, 2014 increased by $3.1 million, or 5.0%, as compared to the prior year period. As a percentage of revenue, payer services adjusted EBITDA was 31.2% for both the three months ended March 31, 2014 and 2013. The increase in payer services adjusted EBITDA was primarily due to the impact of the revenue items described above, partially offset by increased strategic growth initiative costs.

Provider Services

Our provider services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	March 31, 2014	March 31, 2013	$ Change
Revenue:
Revenue cycle technology	$30,691	$28,311	$2,380
Revenue cycle services	30,407	30,349	58
Physician services	9,139	8,762	377

	$70,237	$67,422	$2,815

Adjusted EBITDA	$29,683	$30,716	$(1,033)

Revenue cycle technology revenue for the three months ended March 31, 2014 increased by $2.4 million, or 8.4%, as compared to the prior year period primarily due to new sales and implementations, partially offset by customer attrition.

Revenue cycle services revenue for the three months ended March 31, 2014 increased by $0.1 million, or 0.2%, as compared to the prior year period primarily due to new sales and implementations, partially offset by customer attrition and the effects of changing reimbursement patterns and rates of federal and state payers related to our government program eligibility and enrollment services.

Physician services revenue for the three months ended March 31, 2014 increased by $0.4 million, or 4.3%, as compared to the prior year period primarily due to new sales and implementations, partially offset by customer attrition.

Provider services adjusted EBITDA for the three months ended March 31, 2014 decreased by $1.0 million, or 3.4%, as compared to the prior year period. As a percentage of revenue, provider services adjusted EBITDA was 42.3% for the three months ended March 31, 2014 as compared to 45.6% for the three months ended March 31, 2013. The decrease in provider revenue cycle solutions adjusted EBITDA and as a percentage of revenue was primarily due to increased labor costs in advance of related revenues, contracted service modifications and the effects of changing reimbursement patterns and rates of federal and state payers related to our government program eligibility and enrollment services and increased strategic growth initiative costs, partially offset by the impact of the other revenue items described above.

Pharmacy Services

Our pharmacy services revenue and adjusted EBITDA is summarized in the following table (in thousands):

	March 31, 2014	March 31, 2013	$ Change
Revenue:
Pharmacy services	$31,192	$24,553	$6,639
Intersegment revenue	77	95	(18)

	$31,269	$24,648	$6,621

Adjusted EBITDA	$16,946	$14,913	$2,033

Pharmacy services revenue for the three months ended March 31, 2014 increased by $6.6 million, or 27.0%, as compared to the prior year period. Pharmacy services revenue for the three months ended March 31, 2014 included $5.7 million related to the Goold acquisition. Excluding this revenue, pharmacy services revenue for the three months ended March 31, 2014 increased by $1.0 million, or 3.9%, as compared to the prior year period. This increase was primarily due to new sales and implementations.

Pharmacy services adjusted EBITDA for the three months ended March 31, 2014 increased by $2.0 million, or 13.6%, as compared to the prior year period. The increase in pharmacy services adjusted EBITDA is primarily due to the impact of the revenue items described above. As a percentage of revenue, pharmacy services adjusted EBITDA was 54.2% for the three months ended March 31, 2014 as compared to 60.5% for the prior year period. The decrease in pharmacy services adjusted EBITDA and as a percentage of revenue is primarily due to increased strategic growth initiative and channel partner costs, changes in revenue mix and the impact of the Goold and Vieosoft acquisitions.

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

We anticipate cash generated by operations, the funds available under our Senior Credit Facilities, including the Revolving Facility, and existing cash and equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Senior Credit Facilities in amounts sufficient to enable us to repay our indebtedness, or to fund other liquidity needs.

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

Cash Flows

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2014 was $26.7 million as compared to $38.8 million for three months ended March 31, 2013. The $12.1 million decrease is primarily due to a difference in the timing of interest payments under our senior notes.

Cash provided by operating activities can be significantly impacted by our non-cash working capital assets and liabilities, which may vary based on the timing of cash receipts that fluctuate by day of week and/or month and also may be impacted by cash management decisions.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2014 was $15.3 million as compared to $13.6 million for the three months ended March 31, 2013. Cash used in investing activities for each of the three months ended March 31, 2014 and 2013 consisted of capital expenditures for property and equipment and cash consideration paid for acquisitions.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2014 was $11.0 million as compared to $3.7 million for the three months ended March 31, 2013. Cash used in financing activities for each of the three months ended March 31, 2014 and 2013 primarily consisted of principal payments under our Senior Credit Facilities and deferred financing arrangements.

Long-term Debt

In November 2011, we entered into the Senior Credit Agreement which was comprised of the Term Loan Facility and the Revolving Facility, $375.0 million of 11% senior notes due 2019 (the “2019 Notes”) and $375.0 million 11.25% senior notes due 2020 (the “2020 Notes”; together with the 2019 Notes, the “Senior Notes”).

Long-term debt as of March 31, 2014 and December 31, 2013, consisted of the following:

	March 31, 2014	December 31, 2013
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $15,063 and $15,826 at March 31, 2014 and December 31, 2013, respectively (effective interest rate of 4.21%)	$1,255,539	$1,262,445
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $7,438 and $7,664 at March 31, 2014 and December 31, 2013, respectively (effective interest rate of 11.53%)	367,562	367,336
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $9,336 and $9,560 at March 31, 2014 and December 31, 2013, respectively (effective interest rate of 11.86%)	365,664	365,440
Obligation under data sublicense agreement	22,543	22,543
Other	9,620	12,592
Less current portion	(18,972)	(31,330)

Long-term debt	$2,001,956	$1,999,026

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

We generally may voluntarily prepay outstanding loans under the Senior Credit Facilities at any time without premium or penalty other than breakage costs with respect to LIBOR loans; provided, however, we may be subject to a prepayment premium of 1.00% of the aggregate principal amount of the loans so prepaid based on the timing of certain repricing transactions.

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

As of March 31, 2014, we had outstanding borrowings of $1,271 million (before unamortized debt discount) under the Senior Credit Agreement. As of March 31, 2014, the LIBOR-based interest rate on the Term Loan Facility and Revolving Facility were each LIBOR plus 2.50%. The Term Loan Facility is subject to a LIBOR floor of 1.25% and there is no LIBOR floor on the Revolving Facility.

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

In January 2012, we executed three interest rate swap agreements with an aggregate notional amount of $640 million to reduce the variability of interest payments associated with the Term Loan Facility. For the quarter ended March 31, 2014, our interest rate swap agreements were designated as a cash flow hedge so that changes in the fair market value of the interest rate swap agreements were included within other comprehensive income.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. However, due to a floor on the floating rate index of 1.25% under the Term Loan Facility, as of March 31, 2014, our interest rates must increase by more than 102 basis points before our interest expense or cash flows are affected. Based on our outstanding debt as of March 31, 2014, and assuming that our mix of debt instruments, interest rate swaps and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have minimal impact on our earnings and cash flows.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EMDEON INC.

Date: May 13, 2014	By:	/s/ Neil E. de Crescenzo
Neil E. de Crescenzo, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2014	By:	/s/ Randy P. Giles
Randy P. Giles, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

4.1	2019 Notes Supplemental Indenture, dated as of April 8, 2014, between Vieosoft, Inc. and Wilmington Trust, National Association, as trustee (filed herewith).

4.2	2020 Notes Supplemental Indenture, dated as of April 8, 2014, between Vieosoft, Inc. and Wilmington Trust, National Association, as trustee (filed herewith).

10.1	Employment Agreement, dated February 4, 2014, between Randy Giles and Emdeon Business Services LLC (included as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 333-182786), filed on March 17, 2014, and incorporated herein by reference).

10.2	Transition Letter Agreement dated February 3, 2014, between Bob A. Newport, Jr. and Emdeon Business Services LLC (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 333-182786), filed on March 17, 2014, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document