Form 10-Q
period 2014-06-30
Emdeon Inc.
filed 2014-08-07
CIK 1444598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Commission file number 1-34435

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 7, 2014
Common Stock, $0.01 par value	100

*	The registrant is a voluntary filer of certain reports required to be filed by companies under Section 13 or 15(d) of the Securities and Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

Emdeon Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Emdeon Inc.

Condensed Consolidated Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$71,177	$76,538
Accounts receivable, net of allowance for doubtful accounts of $4,325 and $3,856 at June 30, 2014 and December 31, 2013, respectively	239,895	214,247
Deferred income tax assets	17,809	6,317
Prepaid expenses and other current assets	33,474	27,019

Total current assets	362,355	324,121
Property and equipment, net	242,188	269,470
Goodwill	1,508,593	1,502,434
Intangible assets, net	1,513,894	1,632,688
Other assets, net	20,845	19,169

Total assets	$3,647,875	$3,747,882

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,245	$8,367
Accrued expenses	126,687	131,149
Deferred revenues	10,001	10,881
Current portion of long-term debt	23,565	31,330

Total current liabilities	169,498	181,727
Long-term debt, excluding current portion	2,000,548	1,999,026
Deferred income tax liabilities	399,129	436,263
Tax receivable agreement obligations to related parties	155,264	150,496
Other long-term liabilities	13,333	11,824
Commitments and contingencies
Equity:
Common stock (par value, $.01), 100 shares authorized and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	1,144,280	1,139,375
Accumulated other comprehensive income (loss)	(2,175)	(1,343)
Accumulated deficit	(232,002)	(169,486)

Total equity	910,103	968,546

Total liabilities and equity	$3,647,875	$3,747,882

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Operations

(unaudited and amounts in thousands)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Revenue	$336,158	$305,283	$655,365	$604,642
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	201,398	188,026	395,538	371,449
Development and engineering	7,380	7,626	16,616	15,324
Sales, marketing, general and administrative	53,602	40,658	105,711	79,364
Depreciation and amortization	46,630	43,946	93,093	90,762
Accretion	4,844	7,459	4,768	11,599
Impairment of long-lived assets	76,508	1,893	79,576	1,862

Operating income (loss)	(54,204)	15,675	(39,937)	34,282
Interest expense, net	36,543	37,974	73,106	79,389
Loss on extinguishment of debt	—	23,160	—	23,160
Contingent consideration	(290)	—	1,670	—
Other	(3,971)	—	(3,971)	—

Income (loss) before income tax provision (benefit)	(86,486)	(45,459)	(110,742)	(68,267)
Income tax provision (benefit)	(26,959)	(17,191)	(48,226)	(26,547)

Net income (loss)	$(59,527)	$(28,268)	$(62,516)	$(41,720)

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net income (loss)	$(59,527)	$(28,268)	$(62,516)	$(41,720)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(735)	3,147	(859)	3,575
Foreign currency translation adjustment	100	(64)	27	(99)

Other comprehensive income (loss)	(635)	3,083	(832)	3,476

Total comprehensive income (loss)	$(60,162)	$(25,185)	$(63,348)	$(38,244)

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Equity

(unaudited and amounts in thousands, except share amounts)

			Additional	Retained	Accumulated Other
	Common Stock		Paid-in	Earnings	Comprehensive	Total
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity
Balance at January 1, 2013	100	$—	$1,130,968	$(95,028)	$(3,789)	$1,032,151
Equity compensation expense	—	—	3,547	—	—	3,547
Repurchase of Parent common stock	—	—	(249)	—	—	(249)
Net income (loss)	—	—	—	(41,720)	—	(41,720)
Foreign currency translation adjustment	—	—	—	—	(99)	(99)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	3,575	3,575

Balance at June 30, 2013	100	$—	$1,134,266	$(136,748)	$(313)	$997,205

Balance at January 1, 2014	100	$—	$1,139,375	$(169,486)	$(1,343)	$968,546
Equity compensation expense	—	—	3,682	—	—	3,682
Repurchase of Parent common stock	—	—	(869)	—	—	(869)
Capital contribution from Parent	—	—	2,092	—	—	2,092
Net income (loss)	—	—	—	(62,516)	—	(62,516)
Foreign currency translation adjustment	—	—	—	—	27	27
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(859)	(859)

Balance at June 30, 2014	100	$—	$1,144,280	$(232,002)	$(2,175)	$910,103

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited and amounts in thousands)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Operating activities
Net income (loss)	$(62,516)	$(41,720)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	93,093	90,762
Accretion	4,768	11,599
Equity compensation	3,682	3,547
Deferred income tax expense (benefit)	(48,695)	(27,451)
Amortization of debt discount and issuance costs	3,843	4,717
Contingent consideration	1,670	—
Loss on extinguishment of debt	—	22,828
Impairment of long-lived assets	79,576	1,862
Other	(2,029)	—
Changes in operating assets and liabilities:
Accounts receivable	(25,648)	(10,208)
Prepaid expenses and other	(7,251)	(697)
Accounts payable	1,237	5,498
Accrued expenses, deferred revenue and other liabilities	(7,897)	23,539
Tax receivable agreement obligations to related parties	—	(104)

Net cash provided by (used in) operating activities	33,833	84,172

Investing activities
Purchases of property and equipment	(25,952)	(33,246)
Payments for acquisitions, net of cash acquired	(779)	(18,291)
Proceeds from sale of cost method investment	36	—

Net cash provided by (used in) investing activities	(26,695)	(51,537)

Financing activities
Debt principal payments	(7,669)	(6,472)
Payment of debt assumed from acquisition	(1,877)	—
Payment of loan costs	—	(2,178)
Repayment of deferred financing arrangements	(4,176)	(1,844)
Repurchase of Parent common stock	(869)	(250)
Capital contribution from Parent	2,092	—
Other	—	(735)

Net cash provided by (used in) financing activities	(12,499)	(11,479)

Net increase (decrease) in cash and cash equivalents	(5,361)	21,156
Cash and cash equivalents at beginning of period	76,538	31,763

Cash and cash equivalents at end of period	$71,177	$52,919

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. The Company changed the classification of rebate payments to its channel partners from cost of operations to a reduction of revenue to the extent that such rebate payments for any given channel partner were less than or equal to revenue otherwise earned from the respective channel partner. To conform to the current period presentation, rebate payments to channel partners resulted in a reduction of revenue of $6,202 and $12,545 for the three and six months ended June 30, 2013, respectively.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, which changes the requirements for reporting discontinued operations. Following adoption of this update, discontinued operations generally will be reported for the disposal by sale or otherwise of a component or a group of components that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This update is effective for fiscal years and interim periods beginning in those years after December 15, 2014, with early adoption permitted. The Company is currently assessing whether to adopt this update prior to the required effective date.

In May 2014, the FASB issued ASU No. 2014-09, which replaces most prior general and industry specific revenue recognition guidance with a principles-based comprehensive revenue recognition framework. Under this revised framework, a company will recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. This update is effective for fiscal years and interim periods beginning in those years after December 15, 2016. Early adoption is not permitted. Upon adoption, a company may elect to either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the update with an adjustment to retained earnings. The Company is currently assessing the potential effects this update may have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, which clarifies, in the context of share-based payment awards, that a performance target that affects vesting and could be achieved after the requisite service period has been rendered should be treated as a performance condition. Prior to this update, because there was no explicit guidance, there was diversity in practice among companies. This update is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this update to have a material effect on its consolidated financial statements.

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

The following table summarizes certain information related to these acquisitions.

	Vieosoft	Goold
Total Consideration Fair Value at Acquisition Date:
Cash paid at closing	$800	$19,391
Contingent consideration	6,015	5,553
Other	—	(5)

	$6,815	$24,939

Allocation of the Consideration Transferred:
Cash	$21	$1,101
Accounts receivable	—	3,435
Prepaid expenses and other current assets	—	647
Property and equipment	—	7,695
Identifiable intangible assets:
Noncompetition agreements	1,320	280
Customer relationships	—	5,160
Backlog and other	2,060	460
Goodwill	6,159	14,300
Accounts payable	—	(541)
Accrued expenses	(194)	(2,076)
Deferred revenues	—	(101)
Current maturities of long-term debt	(1,877)	(218)
Deferred income tax liabilities	(674)	(5,203)

Total consideration transferred	$6,815	$24,939

Acquisition costs in sales, marketing, general and administrative expense:
For the three months ended June 30, 2014	$—	$—
For the three months ended June 30, 2013	$—	$254
For the six months ended June 30, 2014	$111	$—
For the six months ended June 30, 2013	$—	$258

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Vieosoft	Goold
Other Information:
Gross contractual accounts receivable	$—	$3,435
Amount not expected to be collected	$—	$—
Goodwill expected to be deductible for tax purposes	$—	$—
Contingent Consideration Information:
Contingent consideration range	$0-$43,104	$0-15,000
Measurement period	February 12, 2014 to December 31, 2017	July 1, 2013 to September 30, 2014
Basis of measurement	Milestone achievement, revenue performance	Award of contracts with annual revenue exceeding targeted amount
Type of measurement	Level 3	Level 3
Key assumptions at the acquisition date:
Probability of achieving milestone objectives	90%	N/A
Probability of achieving minimum gross profit margin	5% for 2015 - 90% for 2017	N/A
Probability of winning new contracts	N/A	10%-50%
Probability of retaining contracts that expire during the measurement period	N/A	90%
Range of baseline revenue retention for existing customers	N/A	75%-125%
Expected payment date(s)	2015-2017	12/15/2014
Discount rate(s)	5.2% to 53.2%	15.4%
Increase (decrease) to net loss:
For the three months ended June 30, 2014	$431	$(721)
For the six months ended June 30, 2014	$658	$1,012

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

5. Goodwill and Intangible Assets

Goodwill activity during the three and six months ended June 30, 2014 consisted of an increase to goodwill in the pharmacy services segment of $6,159 related to the Vieosoft acquisition in February 2014.

Intangible assets subject to amortization as of June 30, 2014 consisted of the following:

	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.9	$1,563,722	$(211,671)	$1,352,051
Trade names	17.0	156,530	(21,183)	135,347
Non-compete agreements	2.3	14,400	(7,232)	7,168
Data sublicense agreement	3.3	31,000	(13,965)	17,035
Other	5.9	2,523	(230)	2,293

Total		$1,768,175	$(254,281)	$1,513,894

Amortization expense was $49,887 and $53,000 for the six months ended June 30, 2014 and 2013, respectively. Aggregate future amortization expense for intangible assets is estimated to be:

2014 (remainder)	$50,982
2015	101,557
2016	100,970
2017	97,695
2018	93,671
Thereafter	1,069,019

$1,513,894

During the three months ended June 30, 2014, the Company recognized an impairment charge related to the pending partial loss of a customer contract. See Note 8 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report.

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

Long-term debt as of June 30, 2014 and December 31, 2013, consisted of the following:

	June 30, 2014	December 31, 2013
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $14,295 and $15,826 at June 30, 2014 and December 31, 2013, respectively (effective interest rate of 4.21%)	$1,256,307	$1,262,445
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $7,205 and $7,664 at June 30, 2014 and December 31, 2013, respectively (effective interest rate of 11.53%)	367,795	367,336
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $9,106 and $9,560 at June 30, 2014 and December 31, 2013, respectively (effective interest rate of 11.86%)	365,894	365,440
Obligation under data sublicense agreement	22,543	22,543
Other	11,574	12,592
Less current portion	(23,565)	(31,330)

Long-term debt	$2,000,548	$1,999,026

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

In April 2013, the Company again amended the Senior Credit Agreement to further reprice, and also to modify certain financial covenants under, the Senior Credit Facilities. Following this amendment, the interest rate on the Term Loan Facility is LIBOR plus 2.50%, compared to the previous interest rate of LIBOR plus 3.75%. The new interest rate on the Revolving Facility is LIBOR plus 2.50%, compared to the previous interest rate of LIBOR plus 3.50% (or 3.25% based on a specified first lien net leverage ratio). The Term Loan Facility remains subject to a LIBOR floor of 1.25%, and there continues to be no LIBOR floor on the Revolving Facility. In connection with the April 2013 repricing, the Senior Credit Agreement also was amended to, among other things, eliminate the financial covenant related to the consolidated cash interest coverage ratio and modify the financial covenant related to the net leverage test by maintaining the required first lien net leverage ratio at 5.35 to 1.00 for the remaining term of the Senior Credit Facilities.

These amendments to the Senior Credit Agreement resulted in a loss on extinguishment of debt of $23,160 and other expenses related to fees paid to third parties of $1,151 for the three and six months ended June 30, 2013, which have been reflected within sales, marketing, general and administrative expense in the accompanying consolidated statements of operations.

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

The Company generally may voluntarily prepay outstanding loans under the Senior Credit Facilities at any time without premium or penalty other than breakage costs with respect to LIBOR loans.

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The Senior Credit Agreement requires the Company to comply with a maximum first lien net leverage ratio financial maintenance covenant, to be tested on the last day of each fiscal quarter. A breach of the first lien net leverage ratio covenant is subject to certain equity cure rights. In addition, the Senior Credit Facilities contain a number of negative covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of its subsidiaries to:

•	incur additional indebtedness or guarantees;

•	incur liens;

•	make investments, loans and acquisitions;

•	consolidate or merge;

•	sell assets, including capital stock of subsidiaries;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock of the Company or any restricted subsidiary, subject to customary covenants, including compliance with leverage ratios and subject to limitation based on net income generated during the term of the Senior Credit Agreement;

•	alter the business of the Company;

•	amend, prepay, redeem or purchase subordinated debt;

•	engage in transactions with affiliates; and

•	enter into agreements limiting dividends and distributions of certain subsidiaries.

The Senior Credit Agreement also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default (including upon change of control).

As of June 30, 2014, the Company believes it was in compliance with all of the applicable debt covenants under the Senior Credit Agreement.

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The indentures governing the Senior Notes (the “Indentures”) contain customary covenants that restrict the ability of the Company and its restricted subsidiaries to:

•	pay dividends on our capital stock or redeem, repurchase or retire our capital stock, subject to customary covenants, including compliance with a fixed charge coverage ratio and subject to limitation based on net income generated during the term of the Indentures;

•	incur additional indebtedness or issue certain capital stock;

•	incur certain liens;

•	make investments, loans, advances and acquisitions;

•	consolidate, merge or transfer all or substantially all of their assets and the assets of their subsidiaries;

•	prepay subordinated debt;

•	engage in certain transactions with affiliates; and

•	enter into agreements restricting the subsidiaries’ ability to pay dividends.

The Indentures also contain certain customary affirmative covenants and events of default.

As of June 30, 2014, the Company believes it was in compliance with all of the applicable debt covenants under the Senior Notes.

Obligation Under Data Sublicense Agreement

In October 2009 and April 2010, the Company acquired certain additional rights to specified uses of its data from the former owner of the Company’s business in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to the former owner of the Company’s business. In connection with these data rights acquisitions, the Company recorded amortizable intangible assets and corresponding obligations at inception based on the present value of the scheduled annual payments through 2018, which totaled $65,000 in the aggregate (approximately $30,000 remained payable at June 30, 2014). In connection with the Merger, the Company was required to adjust this obligation to its fair value.

Other

From time to time, the Company enters into deferred financing arrangements with certain vendors. The obligations under such arrangements are recorded at the present value of the scheduled payments. Such future payments totaled $10,354 at June 30, 2014.

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three and six months ended June 30, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt pursuant to the Term Loan Facility. As of June 30, 2014, the Company had three outstanding interest rate derivatives with a combined notional amount of $640,000 that were designated as cash flow hedges of interest rate risk.

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

The following table summarizes the fair value of the Company’s derivative instruments at June 30, 2014 and December 31, 2013:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
		June 30,	December 31,
	Balance Sheet Location	2014	2013
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$899
Interest rate swaps	Accrued expenses	(2,575)	(2,575)
Interest rate swaps	Other long-term liabilities	(564)	—

		$(3,139)	$(1,676)

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The effect of the derivative instruments on the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, respectively, is summarized in the following table:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Derivatives in Cash Flow Hedging Relationships
Gain/ (loss) related to effective portion of derivative recognized in other comprehensive loss	$(1,897)	$4,358	$(2,745)	$4,402

Gain/ (loss) related to effective portion of derivative reclassified from accumulated other comprehensive loss to interest expense	$(645)	$(645)	$(1,283)	$(1,283)

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

As of June 30, 2014, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3,882. If the Company had breached any of these provisions at June 30, 2014, the Company could have been required to settle its obligations under the agreements at this termination value. The Company does not offset any derivative instruments and the derivative instruments are not subject to collateral posting requirements.

8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the Company’s derivative financial instruments and contingent consideration associated with business combinations. The table below summarizes these items as of June 30, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

Description	Balance at June 30, 2014	Quoted in Markets Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(3,139)	$—	$(3,139)	$—
Contingent consideration obligations	(13,169)	—	—	(13,169)

Total	$(16,308)	$—	$(3,139)	$(13,169)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs to evaluate the likelihood of default by itself and by its counterparties. As of June 30, 2014, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$(13,459)	$(237)	$(5,484)	$(296)
Issuance of contingent consideration	—	(5,717)	(6,015)	(5,717)
Settlement of contingent consideration	—	67	—	126
Total changes included in contingent consideration	290	—	(1,670)	—

Balance at end of period	$(13,169)	$(5,887)	$(13,169)	$(5,887)

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

During the three months ended June 30, 2014, the Company’s pharmacy services segment received notice that its existing contract with a customer would not be renewed in full upon its expiration. As a result, the Company abandoned a customer related project that was under development and assessed the recoverability of the net assets included in the relevant asset group. The Company recognized an impairment charge to write off the abandoned project and to adjust the carrying value of the asset group to its fair value. This latter impairment charge was generally allocated to the affected long-lived assets on a pro rata basis. Additionally, the Company abandoned certain pharmacy services and provider services segment development projects in connection with execution of certain strategic initiatives during the three months ended June 30, 2014.

The following table summarizes the affected financial statement captions, the allocation of the impairment charges among those captions and provides certain quantitative information associated with the required fair value measurements.

	Range of Inputs	Fair Value	Impairment
Long-lived assets to be held and used
Relevant asset group	N/A	$13,066	$73,220
Balance sheet account:
Customer relationships	N/A	N/A	$72,290
Property and equipment	N/A	N/A	$930
Unobservable inputs (discounted cash flow method):
Probability of contract extension	80%	N/A	N/A
Probability of new contract execution	20%-90%	N/A	N/A
Expected annual revenue range	$3,080-$3,590	N/A	N/A
Risk free interest rate	1.6%	N/A	N/A
Long-lived assets to be disposed of
Property and Equipment	N/A	$—	$3,040

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the estimated fair value of financial instruments held by the Company as of June 30, 2014 were:

	Carrying
	Amount	Fair Value
Cash and cash equivalents	$71,177	$71,177
Accounts receivable	$239,895	$239,895
Senior Credit Facilities (Level 1)	$1,256,307	$1,273,778
Senior Notes (Level 2)	$733,689	$870,675

The carrying amounts of cash equivalents and accounts receivable approximate fair value because of their short-term maturities. The fair value of long-term debt is based upon market quotes and trades by investors in partial interests of these instruments.

9. Legal Proceedings

The Company has accrued an estimated loss of $7,500 related to a vendor fee dispute, with $2,500 of this amount recognized during the three months ended June 30, 2014. The Company currently believes the reasonably estimable range of possible loss for this vendor dispute to be $7,500 to $8,000.

Additionally, in the normal course of business, the Company is involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

10. Income Taxes

In January 2014, the Company effected a change in the tax status of EBS Master LLC (“EBS Master”) from a partnership to a corporation. Prior to the tax status change, the Company recognized a deferred tax liability for the difference in the book and tax basis of its investment in EBS Master (i.e. outside basis). Following the tax status change, the Company’s deferred tax balances reflect the differences in the book and tax bases of the individual assets and liabilities included in the corporation. In addition, as a result of the change in tax status, the Company was required to revise the apportionment of its income taxes among various state taxing jurisdictions. The effect of this change in tax status resulted in the recognition of an income tax benefit for the six months ended June 30, 2014. Additionally, as a result of the impairment charge recognized in connection with the pending partial loss of a customer contract, the Company was required to recognize a valuation allowance related to its state deferred tax assets for three of its subsidiaries.

After giving effect to this change in tax status and the recognition of the valuation allowance, income taxes for the six months ended June 30, 2014 amounted to an income tax benefit of $48,226 and an effective tax rate of 43.5%. The income tax benefit for the six months ended June 30, 2013, which does not reflect the change in tax status, was $26,547 and resulted in an effective tax rate of 38.9%.

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

In November 2011, H&F and certain current and former members of management exchanged all of their remaining EBS Master Units (“EBS Units”) for cash and a combination of cash and shares of Parent, respectively, and the former majority owner of the Company assigned its rights under the tax receivable agreements to affiliates of Blackstone (Blackstone, together with H&F and certain current and former members of management are sometimes referred to collectively as the “TRA Members”). Additionally, effective December 31, 2011, the Company simplified its corporate structure. The tax attributes of the exchange of EBS Units and corporate restructuring are expected to provide the Company with additional cash savings, 85% of which are payable to the TRA Members. Collectively, the Company expects the tax attributes of the above referenced events to result in cumulative payments under the tax receivable agreements of approximately $353,457. $156,238 of this amount, which reflected the initial fair value of the tax receivable agreement obligations plus recognized accretion, was reflected as an obligation on the accompanying unaudited condensed consolidated balance sheet at June 30, 2014.

During the six months ended June 30, 2014, the Company changed its estimate of the timing and amount of future cash flows attributable to the tax receivable agreements as a result of the effective tax rate change resulting from the change in tax status of EBS Master from a partnership to a corporation and the acquisition of Vieosoft. These revised estimates resulted in a decrease to pretax net loss of $4,570 for the six months ended June 30, 2014.

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

The revenue and adjusted EBITDA for the operating segments are as follows:

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Three Months Ended June 30, 2014
	Payer	Provider	Pharmacy	All Other	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$72,649	$—	$—	$—	$—	$72,649
Payment distribution services	73,264	—	—	—	—	73,264
Patient billing and payment services	69,627	—	—	—	—	69,627
Revenue cycle technology	—	32,221	—	—	—	32,221
Revenue cycle services	—	36,106	—	—	—	36,106
Physician services	—	9,439	—	—	—	9,439
Pharmacy	—	—	29,966	—	—	29,966
Channel Partner	—	—	—	10,719	(6,078)	4,641
Dental	—	—	—	8,245	—	8,245
Inter-segment revenue	2,383	—	104	—	(2,487)	—

Net revenue	$217,923	$77,766	$30,070	$18,964	$(8,565)	$336,158

Income (loss) before income taxes	48,859	24,341	(63,025)	9,735	(106,396)	$(86,486)
Interest expense	—	—	2	—	36,541	36,543
Depreciation and amortization	16,523	11,972	3,906	59	14,170	46,630

EBITDA	65,382	36,313	(59,117)	9,794	(55,685)	(3,313)
Equity compensation	241	262	63	19	1,205	1,790
Acquisition accounting adjustments	28	18	167	—	12	225
Acquisition-related costs	451	142	—	—	1,521	2,114
Transaction-related costs and advisory fees	—	—	—	—	1,615	1,615
Strategic initiatives, duplicative and transition costs	59	335	626	—	3,695	4,715
Severance and retention costs	103	172	4	26	746	1,051
Accretion	—	—	—	—	4,844	4,844
Impairment of long-lived assets	—	—	73,220	—	3,288	76,508
Contingent consideration	—	—	(290)	—	—	(290)
Other non-routine	2,524	69	803	6	(2,331)	1,071

EBITDA Adjustments	3,406	998	74,593	51	14,595	93,643

Adjusted EBITDA	$68,788	37,311	15,476	9,845	(41,090)	$90,330

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Three Months Ended June 30, 2013
	Payer	Provider	Pharmacy	All Other	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$70,335	$—	$—	$—	$—	$70,335
Payment distribution services	64,603	—	—	—	—	64,603
Patient billing and payment services	63,553	—	—	—	—	63,553
Revenue cycle technology	—	29,701	—	—	—	29,701
Revenue cycle services	—	30,752	—	—	—	30,752
Physician services	—	9,031	—	—	—	9,031
Pharmacy	—	—	25,413	—	—	25,413
Channel Partner	—	—	—	9,801	(6,115)	3,686
Dental	—	—	—	8,209	—	8,209
Inter-segment revenue	1,793	—	85	—	(1,878)	—

Net revenue	$200,284	$69,484	$25,498	$18,010	$(7,993)	$305,283

Income (loss) before income taxes	49,223	18,113	10,302	8,453	(131,550)	$(45,459)
Interest expense	2	1	(3)	—	37,974	37,974
Depreciation and amortization	15,509	10,927	3,419	22	14,069	43,946

EBITDA	64,734	29,041	13,718	8,475	(79,507)	36,461
Equity compensation	309	296	(6)	276	898	1,773
Acquisition accounting adjustments	87	134	(21)	5	11	216
Acquisition-related costs	451	53	5	—	100	609
Transaction-related costs and advisory fees	—	—	—	—	1,825	1,825
Strategic initiatives, duplicative and transition costs	40	—	269	16	730	1,055
Severance and retention costs	146	154	234	3	207	744
Loss on extinguishment of debt and other related costs	—	—	—	—	24,311	24,311
Accretion	—	—	—	—	7,459	7,459
Impairment of long-lived assets	—	—	—	—	1,893	1,893
Other non-routine	26	202	3	6	569	806

EBITDA Adjustments	1,059	839	484	306	38,003	40,691

Adjusted EBITDA	$65,793	$29,880	$14,202	$8,781	$(41,504)	$77,152

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Six Months Ended June 30, 2014
	Payer	Provider	Pharmacy	All Other	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$142,300	$—	$—	$—	$—	$142,300
Payment distribution services	140,063	—	—	—	—	140,063
Patient billing and payment services	137,560	—	—	—	—	137,560
Revenue cycle technology	—	62,912	—	—	—	62,912
Revenue cycle services	—	66,512	—	—	—	66,512
Physician services	—	18,578	—	—	—	18,578
Pharmacy	—	—	61,159	—	—	61,159
Channel Partner	—	—	—	21,507	(11,418)	10,089
Dental	—	—	—	16,192	—	16,192
Inter-segment revenue	4,572	—	181	—	(4,753)	—

Net revenue	$424,495	$148,002	$61,340	$37,699	$(16,171)	$655,365

Income (loss) before income taxes	95,496	41,231	(51,104)	19,428	(215,793)	$(110,742)
Interest expense	(9)	—	(1)	—	73,116	73,106
Depreciation and amortization	33,077	23,948	8,224	118	27,726	93,093

EBITDA	128,564	65,179	(42,881)	19,546	(114,951)	55,457
Equity compensation	515	495	122	45	2,505	3,682
Acquisition accounting adjustments	67	50	394	2	(36)	477
Acquisition-related costs	908	149	18	1	2,445	3,521
Transaction-related costs and advisory fees	—	—	—	—	3,115	3,115
Strategic initiatives, duplicative and transition costs	59	335	717	—	8,697	9,808
Severance and retention costs	550	488	5	30	2,906	3,979
Accretion	—	—	—	—	4,768	4,768
Impairment of long-lived assets	—	—	73,220	—	6,356	79,576
Contingent consideration	—	—	1,670	—	—	1,670
Other non-routine	2,613	297	(842)	6	508	2,582

EBITDA Adjustments	4,712	1,814	75,304	84	31,264	113,178

Adjusted EBITDA	$133,276	$66,993	$32,423	$19,630	$(83,687)	$168,635

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Six Months Ended June 30, 2013
	Payer	Provider	Pharmacy	All Other	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$137,640	$—	$—	$—	$—	$137,640
Payment distribution services	130,232	—	—	—	—	130,232
Patient billing and payment services	126,485	—	—	—	—	126,485
Revenue cycle technology	—	58,099	—	—	—	58,099
Revenue cycle services	—	61,101	—	—	—	61,101
Physician services	—	17,793	—	—	—	17,793
Pharmacy	—	—	49,967	—	—	49,967
Channel Partner	—	—	—	19,459	(12,545)	6,914
Dental	—	—	—	16,411	—	16,411
Inter-segment revenue	2,774	—	180	—	(2,954)	—

Net revenue	$397,131	$136,993	$50,147	$35,870	$(15,499)	$604,642

Income (loss) before income taxes	92,911	34,935	21,015	16,530	(233,658)	$(68,267)
Interest expense	2	32	(5)	—	79,360	79,389
Depreciation and amortization	32,022	24,029	7,264	45	27,402	90,762

EBITDA	124,935	58,996	28,274	16,575	(126,896)	101,884
Equity compensation	580	591	78	552	1,746	3,547
Acquisition accounting adjustments	171	326	(41)	11	23	490
Acquisition-related costs	937	62	6	2	253	1,260
Transaction-related costs and advisory fees	—	—	—	—	3,325	3,325
Strategic initiatives, duplicative and transition costs	130	—	558	69	1,711	2,468
Severance and retention costs	350	214	234	263	568	1,629
Loss on extinguishment of debt and other related costs	—	—	—	—	24,311	24,311
Accretion	—	—	—	—	11,599	11,599
Impairment of long-lived assets	—	—	—	—	1,862	1,862
Other non-routine	117	408	6	6	283	820

EBITDA Adjustments	2,285	1,601	841	903	45,681	51,311

Adjusted EBITDA	$127,220	$60,597	$29,115	$17,478	$(81,215)	$153,195

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

13. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of taxes, as of and for the six months ended June 30, 2014.

	Foreign Currency Translation Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$(264)	$(1,079)	$(1,343)
Change associated with foreign currency translation	27	—	27
Change associated with current period hedging	—	(2,142)	(2,142)
Reclassification into earnings	—	1,283	1,283

Balance at June 30, 2014	$(237)	$(1,938)	$(2,175)

14. Supplemental Condensed Consolidating Financial Information

In lieu of providing separate annual and interim financial statements for each guarantor of the Senior Notes, Regulation S-X provides companies, if certain criteria are satisfied, with the option to instead provide condensed consolidating financial information for its issuers, guarantors and non-guarantors. In the case of the Company, the applicable criteria include the following: (i) the Senior Notes are fully and unconditionally guaranteed on a joint and several basis, (ii) each of the guarantors of the Senior Notes is a direct or indirect wholly-owned subsidiary of the Company and (iii) any non-guarantors are considered minor as that term is defined in Regulation S-X. Because each of these criteria has been satisfied by the Company, condensed consolidating balance sheets as of June 30, 2014 and December 31, 2013, condensed consolidating statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, respectively, and condensed consolidating cash flows for the six months ended June 30, 2014 and 2013, respectively, for the Company, segregating the issuer, the subsidiary guarantors and consolidating adjustments, are reflected below. Prior period amounts have been reclassified to conform to the current year presentation.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Balance Sheet

	As of June 30, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$890	$70,287	$—	$71,177
Accounts receivable, net of allowance for doubtful accounts	—	239,895	—	239,895
Deferred income tax assets	—	17,809	—	17,809
Prepaid expenses and other current assets	5,677	27,797	—	33,474

Total current assets	6,567	355,788	—	362,355
Property and equipment, net	8	242,180	—	242,188
Due from affiliates	—	126,741	(126,741)	—
Investment in consolidated subsidiaries	1,706,862	—	(1,706,862)	—
Goodwill	—	1,508,593	—	1,508,593
Intangible assets, net	138,000	1,375,894	—	1,513,894
Other assets, net	131,059	17,771	(127,985)	20,845

Total assets	$1,982,496	$3,626,967	$(1,961,588)	$3,647,875

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$9,245	$—	$9,245
Accrued expenses	7,808	118,879	—	126,687
Deferred revenues	—	10,001	—	10,001
Current portion of long-term debt	5,550	18,015	—	23,565

Total current liabilities	13,358	156,140	—	169,498
Due to affiliates	126,741	—	(126,741)	—
Long-term debt, excluding current portion	776,466	1,224,082	—	2,000,548
Deferred income tax liabilities	—	527,114	(127,985)	399,129
Tax receivable agreement obligations to related parties	155,264	—	—	155,264
Other long-term liabilities	564	12,769	—	13,333
Commitments and contingencies
Equity	910,103	1,706,862	(1,706,862)	910,103

Total liabilities and equity	$1,982,496	$3,626,967	$(1,961,588)	$3,647,875

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue	$—	$336,158	$—	$336,158
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	201,398	—	201,398
Development and engineering	—	7,380	—	7,380
Sales, marketing, general and administrative	5,472	48,130	—	53,602
Depreciation and amortization	2,251	44,379	—	46,630
Accretion	4,844	—	—	4,844
Impairment of long-lived assets	—	76,508	—	76,508

Operating income (loss)	(12,567)	(41,637)	—	(54,204)
Equity in earnings of consolidated subsidiaries	39,723	—	(39,723)	—
Interest expense, net	23,417	13,126	—	36,543
Contingent consideration	—	(290)	—	(290)
Other	(114)	(3,857)	—	(3,971)

Income (loss) before income tax provision (benefit)	(75,593)	(50,616)	39,723	(86,486)
Income tax provision (benefit)	(16,066)	(10,893)	—	(26,959)

Net income (loss)	$(59,527)	$(39,723)	$39,723	$(59,527)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue	$—	$305,283	$—	$305,283
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	188,026	—	188,026
Development and engineering	—	7,626	—	7,626
Sales, marketing, general and administrative	2,732	37,926	—	40,658
Depreciation and amortization	2,251	41,695	—	43,946
Accretion	7,459	—	—	7,459
Impairment of long-lived assets	—	1,893	—	1,893

Operating income (loss)	(12,442)	28,117	—	15,675
Equity in earnings of consolidated subsidiaries	5,525	—	(5,525)	—
Interest expense, net	23,489	14,485	—	37,974
Loss on extinguishment of debt	485	22,675	—	23,160

Income (loss) before income tax provision (benefit)	(41,941)	(9,043)	5,525	(45,459)
Income tax provision (benefit)	(13,673)	(3,518)	—	(17,191)

Net income (loss)	$(28,268)	$(5,525)	$5,525	$(28,268)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue	$—	$655,365	$—	$655,365
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	395,538	—	395,538
Development and engineering	—	16,616	—	16,616
Sales, marketing, general and administrative	12,488	93,223	—	105,711
Depreciation and amortization	4,502	88,591	—	93,093
Accretion	4,768	—	—	4,768
Impairment of long-lived assets	—	79,576	—	79,576

Operating income (loss)	(21,758)	(18,179)	—	(39,937)
Equity in earnings of consolidated subsidiaries	61,129	—	(61,129)	—
Interest expense, net	46,807	26,299	—	73,106
Contingent consideration	—	1,670	—	1,670
Other	(114)	(3,857)	—	(3,971)

Income (loss) before income tax provision (benefit)	(129,580)	(42,291)	61,129	(110,742)
Income tax provision (benefit)	(67,064)	18,838	—	(48,226)

Net income (loss)	$(62,516)	$(61,129)	$61,129	$(62,516)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue	$—	$604,642	$—	$604,642
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	371,449	—	371,449
Development and engineering	—	15,324	—	15,324
Sales, marketing, general and administrative	5,026	74,338	—	79,364
Depreciation and amortization	4,502	86,260	—	90,762
Accretion	11,599	—	—	11,599
Impairment of long-lived assets	—	1,862	—	1,862

Operating income (loss)	(21,127)	55,409	—	34,282
Equity in earnings of consolidated subsidiaries	(2,451)	—	2,451	—
Interest expense, net	47,041	32,348	—	79,389
Loss on extinguishment of debt	485	22,675	—	23,160

Income (loss) before income tax provision (benefit)	(66,202)	386	(2,451)	(68,267)
Income tax provision (benefit)	(24,482)	(2,065)	—	(26,547)

Net income (loss)	$(41,720)	$2,451	$(2,451)	$(41,720)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three Months Ended June 30, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(59,527)	$(39,723)	$39,723	$(59,527)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(735)	—	—	(735)
Foreign currency translation adjustment	—	100	—	100
Equity in other comprehensive earnings	100	—	(100)	—

Other comprehensive income (loss)	(635)	100	(100)	(635)

Total comprehensive income (loss)	$(60,162)	$(39,623)	$39,623	$(60,162)

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Six Months Ended June 30, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(62,516)	$(61,129)	$61,129	$(62,516)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(859)	—	—	(859)
Foreign currency translation adjustment	—	27	—	27
Equity in other comprehensive earnings	27	—	(27)	—

Other comprehensive income (loss)	(832)	27	(27)	(832)

Total comprehensive income (loss)	$(63,348)	$(61,102)	$61,102	$(63,348)

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net Income (loss)	$(62,516)	$(61,129)	$61,129	$(62,516)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,502	88,591	—	93,093
Accretion	4,768	—	—	4,768
Equity compensation	182	3,500	—	3,682
Deferred income tax expense (benefit)	(67,669)	18,974	—	(48,695)
Amortization of debt discount and issuance costs	1,319	2,524	—	3,843
Contingent consideration	—	1,670	—	1,670
Impairment of long lived assets	—	79,576	—	79,576
Equity in earnings of consolidated subsidiaries	61,129	—	(61,129)	—
Other	—	(2,029)	—	(2,029)
Changes in operating assets and liabilities:
Accounts receivable	—	(25,648)	—	(25,648)
Prepaid expenses and other	(1,496)	(5,755)	—	(7,251)
Accounts payable	—	1,237	—	1,237
Accrued expenses, deferred revenue, and other liabilities	(541)	(7,356)	—	(7,897)
Due to/from affiliates	57,599	(57,599)	—	—

Net cash provided (used in) by operating activities	(2,723)	36,556	—	33,833

Investing activities
Purchases of property and equipment	—	(25,952)	—	(25,952)
Payments for acquisitions, net of cash acquired	—	(779)	—	(779)
Proceeds from sale of cost method investment	36	—	—	36
Investment in subsidiary	(332)	—	332	—

Net cash provided by (used in) investing activities	(296)	(26,731)	332	(26,695)

Financing activities
Distributions from (to) Emdeon Inc. net	—	332	(332)	—
Debt principal payments	(162)	(7,507)	—	(7,669)
Payment of debt assumed from acquisition	—	(1,877)	—	(1,877)
Repayment of deferred financing arrangements	—	(4,176)	—	(4,176)
Repurchase of Parent common stock	(815)	(54)	—	(869)
Capital contribution from Parent	2,092	—	—	2,092

Net cash provided by (used in) financing activities	1,115	(13,282)	(332)	(12,499)

Net decrease in cash and cash equivalents	(1,904)	(3,457)	—	(5,361)
Cash and cash equivalents at beginning of period	2,794	73,744	—	76,538

Cash and cash equivalents at end of period	$890	$70,287	$—	$71,177

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net income (loss)	$(41,720)	$2,451	$(2,451)	$(41,720)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,502	86,260	—	90,762
Accretion expense	11,599	—	—	11,599
Equity compensation expense	88	3,459	—	3,547
Deferred income tax benefit	(24,482)	(2,969)	—	(27,451)
Amortization of debt discount and issuance costs	1,243	3,474	—	4,717
Loss on extinguishment of debt	478	22,350	—	22,828
Impairment of long lived assets	—	1,862	—	1,862
Equity in earnings of consolidated subsidiaries	(2,451)	—	2,451	—
Changes in operating assets and liabilities:
Accounts receivable	—	(10,208)	—	(10,208)
Prepaid expenses and other	(1,022)	325	—	(697)
Accounts payable	—	5,498	—	5,498
Accrued expenses, deferred revenue, and other liabilities	31,499	(7,960)	—	23,539
Tax receivable agreement obligations to related parties	(104)	—	—	(104)
Due to/from affiliates	1,375	(1,375)	—	—

Net cash provided by (used in) operating activities	(18,995)	103,167	—	84,172

Investing activities
Purchases of property and equipment	—	(33,246)	—	(33,246)
Payments for acquisitions, net of cash acquired	—	(18,291)	—	(18,291)
Investment in subsidiaries, net	50,281	—	(50,281)	—

Net cash provided by (used in) investing activities	50,281	(51,537)	(50,281)	(51,537)

Financing activities
Distributions from (to) Emdeon Inc., net	—	(50,281)	50,281	—
Debt principal payments	(142)	(6,330)	—	(6,472)
Payment of loan costs	—	(2,178)	—	(2,178)
Repayment of deferred financing arrangements	—	(1,844)	—	(1,844)
Repurchase of Parent common stock	—	(250)	—	(250)
Other	—	(735)	—	(735)

Net cash provided by (used in) financing activities	(142)	(61,618)	50,281	(11,479)

Net increase (decrease) in cash and cash equivalents	31,144	(9,988)	—	21,156
Cash and cash equivalents at beginning of period	754	31,009	—	31,763

Cash and cash equivalents at end of period	$31,898	$21,021	$—	$52,919

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

15. Subsequent Events

On July 21, 2014, the Company acquired all of the equity interests of Capario, Inc. (“Capario”), a technology-enabled provider of revenue cycle management solutions. The Company has preliminarily valued the consideration transferred at $89,762, which consisted of cash and an estimated working capital settlement. Additionally, concurrent with the closing of the acquisition, the Company paid $21,474 of Capario’s debt and $6,123 of transaction related expenses incurred by Capario in connection with the acquisition. The acquisition was financed with cash on hand and borrowings of approximately $65,000 under the Revolving Facility.

Due to the timing of this acquisition in relation to the date of these financial statements, the Company has omitted disclosures related to the allocation of the consideration transferred, transactions recognized separate from the business combination transaction, the allocation of goodwill by reportable segment, and acquisition costs incurred in connection with this acquisition.

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

In addition to our internal development efforts, we actively evaluate opportunities to improve and expand our solutions through strategic acquisitions. Our acquisition strategy focuses on identifying acquisitions that improve and streamline the business and administrative functions of healthcare. We believe our broad customer footprint allows us to deploy acquired solutions into our installed base, which, in turn, can help accelerate growth of our acquired businesses. We also believe our management team’s ability to identify acquisition opportunities that are complementary and synergistic to our business, and to integrate them into our existing operations with minimal disruption, will continue to play an important role in the expansion of our business and growth. Our success in acquiring and integrating acquired businesses into our existing operations, the associated costs of such acquisitions, including integration costs, and the operating characteristics of the acquired businesses also may impact our results of operations and margins. Because the businesses we acquire sometimes have lower margins than our existing businesses, primarily as a result of their lack of scale and maturity, our margins on a percentage basis may be adversely affected in the periods subsequent to an acquisition from revenue mix changes and integration activities associated with these acquisitions.

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

Recent Developments

In January 2014, we reorganized our reportable segments as payer services, provider services and pharmacy services. In addition to these reportable segments, we report financial information for two additional operating segments that is presented on an aggregate basis. This discussion and analysis related to prior periods has been restated to reflect our current organizational structure.

In January 2014, we effected a change in the tax status of EBS Master LLC (“EBS Master”) from a partnership to a corporation. Prior to the tax status change, we recognized a deferred tax liability for the difference in the book and tax basis of its investment in EBS Master (i.e. outside basis). Following the tax status change, our deferred tax balances reflect the differences in the book and tax bases of the individual assets and liabilities included in the corporation. In addition, as a result of the change in tax status, we were required to revise the apportionment of our income taxes among various state taxing jurisdictions. The effect of this change in tax status resulted in the recognition of an income tax benefit.

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

On July 21, 2014, we acquired all of the equity interests of Capario, Inc. (“Capario”), a technology-enabled provider of revenue cycle management solutions. We have preliminarily valued the consideration transferred at $89.8 million, which consisted of cash and an estimated working capital settlement. Additionally, concurrent with the closing of the acquisition, we paid $21.5 million of Capario’s debt and $6.1 million of transaction related expenses incurred by Capario in connection with the acquisition. The acquisition was financed with cash on hand and borrowings of approximately $65.0 million under our senior secured revolving credit facility.

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

Our income taxes consist of federal and state income taxes. These amounts include current income taxes payable, as well as income taxes for which the payment is deferred to future periods and dependent on the occurrence of future events. Our income taxes are affected by the recognition of valuation allowances, our tax status and other items also can affect our income tax expense. For additional information, see the discussion of income taxes in the section “Significant Items Affecting Comparability-Income Taxes”.

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

Date	Business	Description	Affected Segment

June 2013	Goold Health Systems (“Goold”)	Technology-enabled provider of pharmacy benefit and related services primarily to State Medicaid agencies	Pharmacy Services

February 2014	Vieosoft	Development stage enterprise	Pharmacy Services

July 2014	Capario	Technology-enabled provider of revenue cycle management solutions	Provider Services

Efficiency Measures

We evaluate and implement efficiency measures and other cost savings initiatives on an ongoing basis to improve our financial and operating performance through reorganization, cost savings, productivity improvements, product development and other process improvements. For instance, we continue to evaluate measures to consolidate our data centers, operations and networks, to outsource certain information technology and operations functions and to streamline product development. The implementation of these measures often involves upfront cash costs related to severance, professional fees, contractor costs and/or capital expenditures, with the cost savings or other improvements not realized until the measures are successfully completed. Additionally, we may recognize impairment charges as a result of such initiatives.

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

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Statutory United States federal tax rate	35.0%	35.0%
State income taxes (net of federal benefit)	5.4	4.3
Change in tax status	2.7	—
Other	0.4	(0.4)

Effective income tax rate	43.5%	38.9%

State Income Taxes—Our effective tax rate for state income taxes is generally impacted by changes in our apportionment. In addition, our effective tax rate for state income taxes for the six months ended June 30, 2014 was affected by the change in tax status of EBS Master from a partnership to a corporation.

Change in Tax Status—Prior to the change in tax status of EBS Master from a partnership to a corporation, we recognized a deferred tax liability for the difference in the book and tax basis of our investment in EBS Master (i.e. outside basis). The outside tax basis of the investment in EBS Master excluded consideration of goodwill within EBS Master that otherwise would have no tax basis. Following the tax status change, our deferred tax balances reflect only the difference in the book and tax bases of the individual assets and liabilities included in the corporation.

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

Impairment of Long-lived Assets

During the three months ended June 30, 2014, our pharmacy services segment received notice that its existing contract with a customer would not be renewed in full upon its expiration. As a result, we abandoned a customer related project that was under development and assessed the recoverability of the net assets included in the relevant asset group. We recognized a $73.2 million impairment charge to write off the abandoned project and to adjust the carrying value of the asset group to its fair value.

Additionally, we abandoned certain pharmacy services and provider services segment development projects in connection with execution of certain strategic initiatives. We recognized impairment charges of $3.3 million and $6.4 million during the three and six months ended June 30, 2014, respectively, related to these abandoned projects.

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

We believe there have been no significant changes during the three months ended June 30, 2014 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Results of Operations

The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2014 and 2013, respectively (amounts in thousands).

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues	$336,158	100.0%	$305,283	100.0%	$655,365	100.0%	$604,642	100.0%
Cost and expenses:
Cost of operations (exclusive of depreciation and amortization below)	201,398	59.9	188,026	61.6	395,538	60.4	371,449	61.4
Development and engineering	7,380	2.2	7,626	2.5	16,616	2.5	15,324	2.5
Sales, marketing, general and administrative	53,602	15.9	40,658	13.3	105,711	16.1	79,364	13.1
Depreciation and amortization	46,630	13.9	43,946	14.4	93,093	14.2	90,762	15.0
Accretion	4,844	1.4	7,459	2.4	4,768	0.7	11,599	1.9
Impairment of long-lived assets	76,508	22.8	1,893	0.6	79,576	12.1	1,862	0.3

Operating income	(54,204)	(16.1)	15,675	5.1	(39,937)	(6.1)	34,282	5.7
Interest expense, net	36,543	10.9	37,974	12.4	73,106	11.2	79,389	13.1
Loss on extinguishment of debt	—	—	23,160	7.6	—	—	23,160	3.8
Contingent consideration	(290)	(0.1)	—	—	1,670	0.3	—	—
Other	(3,971)	(1.2)	—	—	(3,971)	(0.6)	—	—

Income (loss) before income tax provision (benefit)	(86,486)	(25.7)	(45,459)	(14.9)	(110,742)	(16.9)	(68,267)	(11.3)
Income tax provision (benefit)	(26,959)	(8.0)	(17,191)	(5.6)	(48,226)	(7.4)	(26,547)	(4.4)

Net income (loss)	$(59,527)	(17.7)%	$(28,268)	(9.3)%	$(62,516)	(9.5)%	$(41,720)	(6.9)%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues

Our total revenues were $336.2 million for the three months ended June 30, 2014 as compared to $305.3 million for the three months ended June 30, 2013, an increase of $30.9 million, or 10.1%. Factors affecting our revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $201.4 million for the three months ended June 30, 2014 as compared to $188.0 million for the three months ended June 30, 2013, an increase of $13.4 million, or 7.1%. As a percentage of revenue, our cost of operations was 59.9% for the three months ended June 30, 2014 as compared to 61.6% the three months ended June 30, 2013. The increase in our cost of operations is primarily due to volume growth, including approximately $2.5 million related to the impact of the USPS postage rate increase effective in January 2014, approximately $2.8 million related to the inclusion of the acquired Goold business and increased strategic growth initiative costs. The decrease in our cost of operations as a percentage of revenue is primarily due to changes in revenue mix and increased productivity.

Development and Engineering Expense

Our total development and engineering expense was $7.4 million for the three months ended June 30, 2014 as compared to $7.6 million for the three months ended June 30, 2013, a decrease of $0.2 million, or 3.2%, reflecting generally consistent levels of activity.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $53.6 million for the three months ended June 30, 2014 as compared to $40.7 million for the three months ended June 30, 2013, an increase of $12.9 million, or 31.8%. The increase in our sales, marketing, general and administrative expense was primarily due to approximately $5.1 million related to increased strategic growth initiatives, labor-related and acquisition-related costs, approximately $2.5 million related to an increase in our estimated liability related to a vendor dispute and approximately $1.0 million related to the inclusion of the acquired Goold and Vieosoft businesses.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $46.6 million for the three months ended June 30, 2014 as compared to $43.9 million for the three months ended June 30, 2013, an increase of $2.7 million, or 6.1%. This increase was primarily due to increased capital expenditures and acquisition activity, partially offset by the effects of the impairment charge related to the pending partial loss of a customer contract.

Accretion

Our accretion was $4.8 million for the three months ended June 30, 2014 as compared to $7.5 million for the three months ended June 30, 2013. The amount recognized as accretion can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in corporate structure, leverage, operations or other factors.

Interest Expense

Our interest expense was $36.5 million for the three months ended June 30, 2014 as compared to $38.0 million for the three months ended June 30, 2013, a decrease of $1.4 million, or 3.8%. Interest expense for the three months ended June 30, 2014 includes the effect of lower interest rates on the Senior Credit Facilities as a result of the April 2013 repricing transaction.

Income Taxes

Our income tax benefit was $27.0 million for the three months ended June 30, 2014 as compared to an income tax benefit of $17.2 million for the three months ended June 30, 2013. Our effective tax rate was 31.2% for the three months ended June 30, 2014 as compared to 37.8% for the three months ended June 30, 2013. As a result of the impairment charge recognized in connection with the pending partial loss of a customer contract, the Company was required to recognize a valuation allowance related to its state deferred tax assets for three of its subsidiaries.

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

The segment profit measure primarily utilized by management is adjusted EBITDA which is defined as EBITDA (defined as net income before net interest expense, income tax provision (benefit) and depreciation and amortization), plus certain other non-cash or non-operating items. The non-cash or other non-operating items affecting the segment profit measure generally include equity compensation; acquisition accounting adjustments; acquisition-related costs; strategic initiatives, duplicative and transition costs; impairment of long lived assets; and contingent consideration adjustments. Adjusted EBITDA for the respective segments excludes all costs and adjustments associated with the above-referenced corporate functions. Financial information, including details of our adjustments to EBITDA, for each of our segments is set forth in Note 12 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Payer Services

Our payer services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30, 2014	June 30, 2013	$ Change
Revenue:
Claims management	$72,649	$70,335	$2,314
Payment distribution services	73,264	64,603	8,661
Patient billing and payment services	69,627	63,553	6,074
Intersegment revenue	2,383	1,793	590

	$217,923	$200,284	$17,639

Adjusted EBITDA	$68,788	$65,793	$2,995

Claims management revenue for the three months ended June 30, 2014 increased by $2.3 million, or 3.3%, as compared to the prior year period primarily due to new sales and implementations, partially offset by the impact of market pricing pressures on our transaction rates.

Payment distribution services revenues for the three months ended June 30, 2014 increased by $8.7 million, or 13.4%, as compared to the prior year period. This increase was primarily driven by new sales and implementations and the impact of the USPS postage rate increase effective in January 2014, partially offset by customer attrition.

Patient billing and payment services revenue for the three months ended June 30, 2014 increased by $6.1 million, or 9.6%, as compared to the prior year period. This increase was primarily driven by the impact of the USPS postage rate increase effective in January 2014 and new sales and implementations, partially offset by customer attrition.

Payer services adjusted EBITDA for the three months ended June 30, 2014 increased by $3.0 million, or 4.6%, as compared to the prior year period. As a percentage of revenue, payer services adjusted EBITDA was 31.6% for the three months ended June 30, 2014 as compared to 32.8% for the three months ended June 30, 2013. The increase in payer services adjusted EBITDA was primarily due to the impact of the revenue items described above, partially offset by increased strategic growth initiative costs. The decrease in our payer services adjusted EBITDA as a percentage of revenue is primarily due to the impact of the USPS postage rate increase effective in January 2014.

Provider Services

Our provider services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30, 2014	June 30, 2013	$ Change
Revenue:
Revenue cycle technology	$32,221	$29,701	$2,520
Revenue cycle services	36,106	30,752	5,354
Physician services	9,439	9,031	408

	$77,766	$69,484	$8,282

Adjusted EBITDA	$37,311	$29,880	$7,431

Revenue cycle technology revenue for the three months ended June 30, 2014 increased by $2.5 million, or 8.5%, as compared to the prior year period primarily due to new sales and implementations, partially offset by customer attrition.

Revenue cycle services revenue for the three months ended June 30, 2014 increased by $5.4 million, or 17.4%, as compared to the prior year period primarily due to new sales and implementations and improved reimbursement patterns of federal and state payers related to our government eligibility and enrollment services, partially offset by customer attrition.

Physician services revenue for the three months ended June 30, 2014 increased by $0.4 million, or 4.5%, as compared to the prior year period primarily due to new sales and implementations, partially offset by customer attrition.

Provider services adjusted EBITDA for the three months ended June 30, 2014 increased by $7.4 million, or 24.9%, as compared to the prior year period. As a percentage of revenue, provider services adjusted EBITDA was 48.0% for the three months ended June 30, 2014 as compared to 43.0% for the three months ended June 30, 2013. The increase in provider services adjusted EBITDA and as a percentage of revenue was primarily due to the impact of revenue items described above and efficiency measures, partially offset by increased strategic growth initiative costs.

Pharmacy Services

Our pharmacy services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30, 2014	June 30, 2013	$ Change
Revenue:
Pharmacy services	$29,966	$25,413	$4,553
Intersegment revenue	104	85	19

	$30,070	$25,498	$4,572

Adjusted EBITDA	$15,476	$14,202	$1,274

Pharmacy services revenue for the three months ended June 30, 2014 increased by $4.6 million, or 17.9%, as compared to the prior year period. Pharmacy services revenue for the three months ended June 30, 2014 and 2013 included $5.9 million and $1.3 million, respectively, related to the Goold acquisition. Excluding this revenue, pharmacy services revenue for the three months ended June 30, 2014 was generally consistent with the prior year period.

Pharmacy services adjusted EBITDA for the three months ended June 30, 2014 increased by $1.3 million, or 9.0%, as compared to the prior year period. The increase in pharmacy services adjusted EBITDA is primarily due to the impact of the revenue items described above. As a percentage of revenue, pharmacy services adjusted EBITDA was 51.5% for the three months ended June 30, 2014 as compared to 55.7% for the prior year period. The decrease in pharmacy services adjusted EBITDA as a percentage of revenue is primarily due to increased strategic growth initiative and channel partner costs, changes in revenue mix and the impact of the Vieosoft acquisition.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues

Our total revenues were $655.4 million for the six months ended June 30, 2014 as compared to $604.6 million for the six months ended June 30, 2013, an increase of $50.7 million, or 8.4%. Factors affecting our revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $395.5 million for the six months ended June 30, 2014 as compared to $371.4 million for the six months ended June 30, 2013, an increase of $24.1 million, or 6.5%. As a percentage of revenue, our cost of operations was 60.4% for the six months ended June 30, 2014 as compared to 61.4% for the six months ended June 30, 2013. The increase in our cost of operations is primarily due to volume growth, including approximately $4.7 million related to the impact of the United States postage rate increase effective in January 2014, approximately $6.4 million related to the inclusion of the acquired Goold business and increased labor and strategic growth initiative costs. The decrease in our cost of operations as a percentage of revenue is primarily due to changes in revenue mix and increased productivity.

Development and Engineering Expense

Our total development and engineering expense was $16.6 million for the six months ended June 30, 2014 as compared to $15.3 million for the six months ended June 30, 2013, an increase of $1.3 million, or 8.4%. The increase in our development and engineering expense is primarily due to strategic growth initiative and labor costs.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $105.7 million for the six months ended June 30, 2014 as compared to $79.4 million for the six months ended June 30, 2013, an increase of $26.3 million, or 33.2%. The increase in our sales, marketing, general and administrative expense was primarily due to approximately $10.8 million related to increased strategic growth initiatives, labor-related and acquisition-related costs, approximately $1.9 million related to canceling product development projects, approximately $2.5 million related to an increase in our estimated liability related to a vendor dispute and approximately $1.4 million related to the inclusion of the acquired Goold and Vieosoft businesses.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $93.1 million for the six months ended June 30, 2014 as compared to $90.8 million for the six months ended June 30, 2013, an increase of $2.3 million, or 2.6%. This increase was primarily due to increased capital expenditures and acquisition activity, partially offset by the effects of the impairment charge related to the pending partial loss of a customer contract.

Accretion Expense

Our accretion expense was $4.8 million for the six months ended June 30, 2014 as compared to $11.6 million for the six months ended June 30, 2013. The amount recognized as accretion expense can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in leverage, operations or other factors.

Interest Expense

Our interest expense was $73.1 million for the six months ended June 30, 2014 as compared to $79.4 million for the six months ended June 30, 2013, a decrease of $6.3 million, or 7.9%. Interest expense for the six months ended June 30, 2014 includes the effect of lower interest rates on the Senior Credit Facilities as a result of the April 2013 repricing transaction.

Income Taxes

Our income tax benefit was $48.2 million for the six months ended June 30, 2014 as compared to an income tax benefit of $26.5 million for the six months ended June 30, 2013. Our effective tax rate was 43.5% for the six months ended June 30, 2014 as compared to 38.9% for the six months ended June 30, 2013. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to an increase in state tax rates, a change in methodology of estimating state income taxes from a separate return basis to, where permitted by the state taxing authorities, a consolidated state return basis and the establishment of a valuation allowance related to state deferred tax assets of three of our subsidiaries as a result of the impairment charge recognized in connection with the pending partial loss of a customer contract.

Segment Revenues and Adjusted EBITDA

Payer Services

Our payer services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30, 2014	June 30, 2013	$ Change
Revenue:
Claims management	$142,300	$137,640	$4,660
Payment distribution services	140,063	130,232	9,831
Patient billing and payment services	137,560	126,485	11,075
Intersegment revenue	4,572	2,774	1,798

	$424,495	$397,131	$27,364

Adjusted EBITDA	$133,276	$127,220	$6,056

Claims management revenue for the six months ended June 30, 2014 increased by $4.7 million, or 3.4%, as compared to the prior year period primarily due to new sales and implementations, partially offset by the impact of market pricing pressures on our transaction rates.

Payment distribution services revenues for the six months ended June 30, 2014 increased by $9.8 million, or 7.5%, as compared to the prior year period. This increase was primarily driven by new sales and implementations and the impact of the USPS postage rate increase effective in January 2014, partially offset by customer attrition.

Patient billing and payment services revenue for the six months ended June 30, 2014 increased by $11.1 million, or 8.8%, as compared to the prior year period. This increase was primarily driven by the impact of the USPS postage rate increase effective in January 2014 and new sales and implementations, partially offset by customer attrition.

Payer services adjusted EBITDA for the six months ended June 30, 2014 increased by $6.1 million, or 4.8%, as compared to the prior year period. As a percentage of revenue, payer services adjusted EBITDA was 31.4% for the six months ended June 30, 2014 as compared to 32.0% for the six months ended June 30, 2013. The increase in payer services adjusted EBITDA was primarily due to the impact of the revenue items described above, partially offset by strategic growth initiative costs. The decrease in payer services adjusted EBITDA as a percentage of revenue is due to the impact of the USPS postage rate increase effective in January 2014.

Provider Revenue Cycle Solutions

Our provider revenue cycle solutions segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30, 2014	June 30, 2013	$ Change
Revenue:
Revenue cycle technology	$62,912	$58,099	$4,813
Revenue cycle services	66,512	61,101	5,411
Physician services	18,578	17,793	785

	$148,002	$136,993	$11,009

Adjusted EBITDA	$66,993	$60,597	$6,396

Revenue cycle technology revenue for the six months ended June 30, 2014 increased by $4.8 million, or 8.3%, as compared to the prior year period primarily due to new sales and implementations, partially offset by customer attrition.

Revenue cycle services revenue for the six months ended June 30, 2014 increased by $5.4 million, or 8.9%, as compared to the prior year period primarily due to new sales and implementations and improved reimbursement patterns of federal and state payers related to our government eligibility and enrollment services, partially offset by customer attrition.

Physician services revenue for the six months ended June 30, 2014 increased by $0.8 million, or 4.4%, as compared to the prior year period primarily due to new sales and implementations, partially offset by customer attrition.

Provider services adjusted EBITDA for the six months ended June 30, 2014 increased by $6.4 million, or 10.6%, as compared to the prior year period. As a percentage of revenue, provider services adjusted EBITDA was 45.3% for the six months ended June 30, 2014 as compared to 44.2% for the six months ended June 30, 2013. The increase in provider services adjusted EBITDA and as a percentage of revenue was primarily due to the impact of the revenue items described above and efficiency measures, partially offset by increased strategic growth initiative costs.

Pharmacy Services

Our pharmacy services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30, 2014	June 30, 2013	$ Change
Revenue:
Pharmacy services	$61,159	$49,967	$11,192
Intersegment revenue	181	180	1

	$61,340	$50,147	$11,193

Adjusted EBITDA	$32,423	$29,115	$3,308

Pharmacy services revenue for the six months ended June 30, 2014 increased by $11.2 million, or 22.4%, as compared to the prior year period. Pharmacy services revenue for the six months ended June 30, 2014 and 2013 included $11.6 million and $1.3 million, respectively, related to the Goold acquisition. Excluding this revenue, pharmacy services revenue for the six months ended June 30, 2014 increased by $0.9 million, or 1.8%, as compared to the prior year period. This increase was primarily due to new sales and implementations, offset by customer attrition.

Pharmacy services adjusted EBITDA for the six months ended June 30, 2014 increased by $3.3 million, or 11.4%, as compared to the prior year period. The increase in pharmacy services adjusted EBITDA is primarily due to the impact of the revenue items described above. As a percentage of revenue, pharmacy services adjusted EBITDA was 52.9% for the six months ended June 30, 2014 as compared to 58.1% for the six months ended June 30, 2013. The decrease in pharmacy services adjusted EBITDA as a percentage of revenue was primarily due to increased strategic growth initiative and channel partner costs, changes in revenue mix and the impact of the Goold and Vieosoft acquisitions.

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

Cash Flows

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2014 was $33.8 million as compared to $84.2 million for six months ended June 30, 2013, a decrease of $50.4 million. This decrease is primarily due to a difference in the timing of interest payments under our senior notes of approximately $31.2 million and increased strategic growth initiative costs.

Cash provided by operating activities can be significantly impacted by our non-cash working capital assets and liabilities, which may vary based on the timing of cash receipts that fluctuate by day of week and/or month and also may be impacted by cash management decisions.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2014 was $26.7 million as compared to $51.5 million for the six months ended June 30, 2013. Cash used in investing activities for each of the six months ended June 30, 2014 and 2013 consisted of capital expenditures for property and equipment and cash consideration paid for acquisitions.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2014 was $12.5 million as compared to $11.5 million for the six months ended June 30, 2013. Cash used in financing activities for each of the six months ended June 30, 2014 and 2013 primarily consisted of principal payments under our Senior Credit Facilities and deferred financing arrangements.

Long-term Debt

In November 2011, we entered into the Senior Credit Agreement which was comprised of the Term Loan Facility and the Revolving Facility, $375.0 million of 11% senior notes due 2019 (the “2019 Notes”) and $375.0 million 11.25% senior notes due 2020 (the “2020 Notes”; together with the 2019 Notes, the “Senior Notes”).

Long-term debt as of June 30, 2014 and December 31, 2013, consisted of the following:
	June 30,	December 31,
	2014	2013
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $14,295 and $15,826 at June 30, 2014 and December 31, 2013, respectively (effective interest rate of 4.21%)	$1,256,307	$1,262,445
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $7,205 and $7,664 at June 30, 2014 and December 31, 2013, respectively (effective interest rate of 11.53%)	367,795	367,336
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $9,106 and $9,560 at June 30, 2014 and December 31, 2013, respectively (effective interest rate of 11.86%)	365,894	365,440
Obligation under data sublicense agreement	22,543	22,543
Other	11,574	12,592
Less current portion	(23,565)	(31,330)

Long-term debt	$2,000,548	$1,999,026

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

In April 2013, we again amended the Senior Credit Agreement to further reprice, and also to modify certain financial covenants under, the Senior Credit Facilities. Following this amendment, the interest rate on the Term Loan Facility is LIBOR plus 2.50%, compared to the previous interest rate of LIBOR plus 3.75%. The new interest rate on the Revolving Facility is LIBOR plus 2.50%, compared to the previous interest rate of LIBOR plus 3.50% (or 3.25% based on a specified first lien net leverage ratio). The Term Loan Facility remains subject to a LIBOR floor of 1.25%, and there continues to be no LIBOR floor on the Revolving Facility. In connection with the April 2013 repricing, the Senior Credit Agreement also was amended to, among other things, eliminate the financial covenant in the Senior Credit Facilities related to the consolidated cash interest coverage ratio and modify the financial covenant related to the net leverage test by maintaining the required first lien net leverage ratio at 5.35 to 1.00 for the remaining term of the Senior Credit Facilities.

These amendments to the Senior Credit Agreement resulted in a loss on extinguishment of debt of $23.2 million and other expenses related to fees paid to third parties of $1.2 million for the three and six months ended June 30, 2013, which have been reflected within sales, marketing, general and administrative expense in the accompanying consolidated statements of operations.

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

We generally may voluntarily prepay outstanding loans under the Senior Credit Facilities at any time without premium or penalty other than breakage costs with respect to LIBOR loans.

We are required to make quarterly payments equal to 0.25% of the aggregate principal amount of the loans under the Term Loan Facility, with the balance due and payable on November 2, 2018. Any principal amount outstanding under the Revolving Facility is due and payable on November 2, 2016.

Certain of our United States wholly-owned restricted subsidiaries, together with the Company, are co-borrowers and jointly and severally liable for all obligations under the Senior Credit Facilities. Such obligations of the co-borrowers are unconditionally guaranteed by Beagle Intermediate Holdings, Inc., a direct wholly-owned subsidiary of Beagle Parent Corp., the Company and each of our existing and future United States wholly-owned restricted subsidiaries (with certain exceptions including immaterial subsidiaries). These obligations are secured by a perfected security interest in substantially all of the assets of the co-borrowers and guarantors now owned or later acquired, including a pledge of all of the capital stock of the Company and our United States wholly-owned restricted subsidiaries and 65% of the capital stock of our foreign restricted subsidiaries, subject in each case to the exclusion of certain assets and additional exceptions.

The Senior Credit Agreement requires us to comply with a maximum first lien net leverage ratio financial maintenance covenant, to be tested on the last day of each fiscal quarter. A breach of the first lien net leverage ratio covenant is subject to certain equity cure rights. In addition, the Senior Credit Facilities contain a number of negative covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of our subsidiaries to:

•	incur additional indebtedness or guarantees;

•	incur liens;

•	make investments, loans and acquisitions;

•	consolidate or merge;

•	sell assets, including capital stock of subsidiaries;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock of the Company or any restricted subsidiary, subject to customary covenants, including compliance with leverage ratios and subject to limitation based on net income generated during the term of the Senior Credit Agreement;

•	alter the business of the Company;

•	amend, prepay, redeem or purchase subordinated debt;

•	engage in transactions with affiliates; and

•	enter into agreements limiting dividends and distributions of certain subsidiaries.

The Senior Credit Agreement also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default (including upon change of control).

As of June 30, 2014, we believe we were in compliance with all of the applicable debt covenants under the Senior Credit Agreement.

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

The indentures governing the Senior Notes (the “Indentures”) contain covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:

•	pay dividends on our capital stock or redeem, repurchase or retire our capital stock, subject to customary covenants, including compliance with a fixed charge coverage ratio and subject to limitation based on net income generated during the term of the Indentures;

•	incur additional indebtedness or issue certain capital stock;

•	incur certain liens;

•	make investments, loans, advances and acquisitions;

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries;

•	prepay subordinated debt;

•	engage in certain transactions with our affiliates; and

•	enter into agreements restricting our restricted subsidiaries’ ability to pay dividends.

The Indentures also contain certain affirmative covenants and events of default.

As of June 30, 2014, we believe we were in compliance with all of the applicable debt covenants under the Senior Notes.

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

As of June 30, 2014, we had outstanding borrowings of $1,271 million (before unamortized debt discount) under the Senior Credit Agreement. As of June 30, 2014, the LIBOR-based interest rate on the Term Loan Facility and Revolving Facility were each LIBOR plus 2.50%. The Term Loan Facility is subject to a LIBOR floor of 1.25% and there is no LIBOR floor on the Revolving Facility.

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

In January 2012, we executed three interest rate swap agreements with an aggregate notional amount of $640 million to reduce the variability of interest payments associated with the Term Loan Facility. For the quarter ended June 30, 2014, our interest rate swap agreements were designated as a cash flow hedge so that changes in the fair market value of the interest rate swap agreements were included within other comprehensive income.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. However, due to a floor on the floating rate index of 1.25% under the Term Loan Facility, as of June 30, 2014, our interest rates must increase by more than 100 basis points before our interest expense or cash flows are affected. Based on our outstanding debt as of June 30, 2014, and assuming that our mix of debt instruments, interest rate swaps and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have minimal impact on our earnings and cash flows.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2014. Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to ensure that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the three months ended June  30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EMDEON INC.

Date: August 7, 2014	By:	/s/ Neil E. de Crescenzo
Neil E. de Crescenzo, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2014	By:	/s/ Randy P. Giles
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