Form 10-Q
period 2014-09-30
Emdeon Inc.
filed 2014-11-07
CIK 1444598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 7, 2014
Common Stock, $0.01 par value	100

*	The registrant is a voluntary filer of certain reports required to be filed by companies under Section 13 or 15(d) of the Securities and Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

Emdeon Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Emdeon Inc.

Condensed Consolidated Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:

Cash and cash equivalents	$23,927	$76,538
Accounts receivable, net of allowance for doubtful accounts of $4,310 and $3,856 at September 30, 2014 and December 31, 2013, respectively	231,950	214,247
Deferred income tax assets	16,974	6,317
Prepaid expenses and other current assets	33,085	27,019

Total current assets	305,936	324,121
Property and equipment, net	239,635	269,470
Goodwill	1,584,655	1,502,434
Intangible assets, net	1,530,775	1,632,688
Other assets, net	19,656	19,169

Total assets	$3,680,657	$3,747,882

LIABILITIES AND EQUITY
Current liabilities:

Accounts payable	$12,263	$8,367
Accrued expenses	143,807	131,149
Deferred revenues	10,233	10,881
Current portion of long-term debt	24,493	31,330

Total current liabilities	190,796	181,727
Long-term debt, excluding current portion	1,998,569	1,999,026
Deferred income tax liabilities	416,986	436,263
Tax receivable agreement obligations to related parties	159,716	150,496
Other long-term liabilities	13,576	11,824
Commitments and contingencies
Equity:
Common stock (par value, $.01), 100 shares authorized and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	1,147,586	1,139,375
Accumulated other comprehensive income (loss)	(1,570)	(1,343)
Accumulated deficit	(245,002)	(169,486)

Total equity	901,014	968,546

Total liabilities and equity	$3,680,657	$3,747,882

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Operations

(unaudited and amounts in thousands)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Revenue	$341,608	$317,810	$996,973	$922,452
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	202,305	191,695	597,843	563,146
Development and engineering	8,156	7,878	24,771	23,201
Sales, marketing, general and administrative	45,031	44,104	150,739	123,469
Depreciation and amortization	48,448	47,181	141,541	137,943
Accretion	4,452	7,112	9,220	18,712
Impairment of long-lived assets	3,114	25	82,689	1,887

Operating income (loss)	30,102	19,815	(9,830)	54,094
Interest expense, net	36,635	37,000	109,741	116,390
Loss on extinguishment of debt	—	—	—	23,160
Contingent consideration	1,976	1,879	3,646	1,879
Other	—	(2,925)	(3,968)	(2,925)

Income (loss) before income tax provision (benefit)	(8,509)	(16,139)	(119,249)	(84,410)
Income tax provision (benefit)	4,493	126	(43,733)	(26,422)

Net income (loss)	$(13,002)	$(16,265)	$(75,516)	$(57,988)

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Net income (loss)	$(13,002)	$(16,265)	$(75,516)	$(57,988)

Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	732	(1,064)	(127)	2,511
Foreign currency translation adjustment	(127)	35	(100)	(65)

Other comprehensive income (loss)	605	(1,029)	(227)	2,446

Total comprehensive income (loss)	$(12,397)	$(17,294)	$(75,743)	$(55,542)

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Equity

(unaudited and amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

Balance at January 1, 2013	100	$—	$1,130,968	$(95,028)	$(3,789)	$1,032,151
Equity compensation expense	—	—	5,637	—	—	5,637
Repurchase of Parent common stock	—	—	(250)	—	—	(250)
Net income (loss)	—	—	—	(57,988)	—	(57,988)
Foreign currency translation adjustment	—	—	—	—	(65)	(65)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	2,511	2,511

Balance at September 30, 2013	100	$—	$1,136,355	$(153,016)	$(1,343)	$981,996

Balance at January 1, 2014	100	$—	$1,139,375	$(169,486)	$(1,343)	$968,546
Equity compensation expense	—	—	5,914	—	—	5,914
Issuance of shares in connection with equity compensation plans, net of taxes	—	—	1,257	—	—	1,257
Repurchase of Parent common stock	—	—	(960)	—	—	(960)
Capital contribution from Parent	—	—	2,000	—	—	2,000
Net income (loss)	—	—	—	(75,516)	—	(75,516)
Foreign currency translation adjustment	—	—	—	—	(100)	(100)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(127)	(127)

Balance at September 30, 2014	100	$—	$1,147,586	$(245,002)	$(1,570)	$901,014

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited and amounts in thousands)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Operating activities
Net income (loss)	$(75,516)	$(57,988)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	141,541	137,943
Accretion	9,220	18,712
Equity compensation	5,914	5,637
Deferred income tax expense (benefit)	(44,886)	(27,884)
Amortization of debt discount and issuance costs	5,804	6,585
Contingent consideration	3,646	1,879
Gain on sale of cost method investment	—	(2,925)
Loss on extinguishment of debt	—	22,828
Impairment of long-lived assets	82,689	1,887
Other	(3,125)	(819)
Changes in operating assets and liabilities:
Accounts receivable	(12,656)	(15,582)
Prepaid expenses and other	(4,490)	(1,804)
Accounts payable	644	685
Accrued expenses, deferred revenue and other liabilities	(375)	20,985
Tax receivable agreement obligations to related parties	—	(103)

Net cash provided by (used in) operating activities	108,410	110,036

Investing activities
Purchases of property and equipment	(37,673)	(52,806)
Payments for acquisitions, net of cash acquired	(87,909)	(18,291)
Proceeds from sale of cost method investment	36	5,820
Other	(133)	—

Net cash provided by (used in) investing activities	(125,679)	(65,277)

Financing activities
Debt principal payments	(9,659)	(9,692)
Payment of debt assumed from acquisition	(23,262)	(218)
Proceeds from Revolving Facility	65,000	—
Payments on Revolving Facility	(65,000)	—
Payment of loan costs	—	(2,178)
Repayment of deferred financing arrangements	(4,717)	(2,103)
Repurchase of Parent common stock	(960)	(250)
Capital contribution from Parent	3,256	—
Other	—	(518)

Net cash provided by (used in) financing activities	(35,342)	(14,959)

Net increase (decrease) in cash and cash equivalents	(52,611)	29,800
Cash and cash equivalents at beginning of period	76,538	31,763

Cash and cash equivalents at end of period	$23,927	$61,563

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. The Company changed the classification of rebate payments to its channel partners from cost of operations to a reduction of revenue to the extent that such rebate payments for any given channel partner were less than or equal to revenue otherwise earned from the respective channel partner. To conform to the current period presentation, rebate payments to channel partners resulted in a reduction of revenue of $6,096 and $18,641 for the three and nine months ended September 30, 2013, respectively.

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

During the three months ended September 30, 2014, the Company recognized a change in estimate related to its accounts receivable, the effect of which reduced revenue and increased pretax loss by $4,098.

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

4. Business Combinations

In July 2014, the Company acquired all of the equity interests of Capario, Inc. (“Capario”), a technology-enabled provider of revenue cycle management solutions.

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

The following table summarizes certain information related to these acquisitions. The preliminary values of the consideration transferred, assets acquired and liabilities assumed in the Capario acquisition, including related tax effects, are subject to receipt of a final valuation and a final working capital settlement.

	Capario	Vieosoft	Goold
Total Consideration Fair Value at Acquisition Date:
Cash paid at closing	$89,422	$800	$19,391
Contingent consideration	—	6,015	5,553
Other	(227)	—	(5)

	$89,195	$6,815	$24,939

Allocation of the Consideration Transferred:
Cash	$2,292	$21	$1,101
Accounts receivable	5,046	—	3,435
Deferred income tax assets	275	—	—
Prepaid expenses and other current assets	1,112	—	647
Property and equipment	9,580	—	7,695
Identifiable intangible assets:
Tradename	900	—	—
Noncompetition agreements	2,740	1,320	280
Customer relationships	38,510	—	5,160
Backlog and other	—	2,060	460
Goodwill	76,062	6,159	14,300
Accounts payable	(2,020)	—	(541)
Accrued expenses	(9,068)	(194)	(2,076)
Deferred revenues	—	—	(101)
Current maturities of long-term debt	(2,600)	(1,877)	(218)
Deferred income tax liabilities	(14,642)	(674)	(5,203)
Long-term debt	(18,785)	—	—
Other long-term liabilities	(207)	—	—

Total consideration transferred	$89,195	$6,815	$24,939

Acquisition costs in sales, marketing, general and administrative expense:
For the three months ended September 30, 2014	$234	$—	$—
For the three months ended September 30, 2013	$—	$—	$18
For the nine months ended September 30, 2014	$862	$111	$—
For the nine months ended September 30, 2013	$—	$—	$280

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Capario	Vieosoft	Goold
Other Information:
Gross contractual accounts receivable	$5,112	$—	$3,435
Amount not expected to be collected	$66	$—	$—
Goodwill expected to be deductible for tax purposes	$—	$—	$—

Contingent Consideration Information:
Contingent consideration range	N/A	$0 - $43,104	$0 - 15,000
Measurement period		February 12, 2014 to December 31, 2017	July 1, 2013 to September 30, 2014
Basis of measurement	N/A	Milestone achievement, revenue performance	Award of contracts with annual revenue exceeding targeted amount
Type of measurement	N/A	Level 3	Level 3
Key assumptions at the acquisition date:
Probability of achieving milestone objectives	N/A	90%	N/A
Probability of achieving minimum gross profit margin	N/A	5% for 2015 - 90% for 2017	N/A
Probability of winning new contracts	N/A	N/A	10%-50%
Probability of retaining contracts that expire during the measurement period	N/A	N/A	90%
Range of baseline revenue retention for existing customers	N/A	N/A	75%-125%
Expected payment date(s)	N/A	2015-2017	12/15/2014
Discount rate(s)	N/A	5.2% to 53.2%	15.4%
Increase (decrease) to net loss:
For the three months ended September 30, 2014	N/A	$647	$1,329
For the nine months ended September 30, 2014	N/A	$1,305	$2,341
For the three months ended September 30, 2013	N/A	N/A	$1,879
For the nine months ended September 30, 2013	N/A	N/A	$1,879

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

5. Goodwill and Intangible Assets

Goodwill activity during the nine months ended September 30, 2014 was as follows:

	Payer	Provider	Pharmacy	All Other	Total
Balance at December 31, 2013	$827,455	$401,845	$160,561	$112,573	$1,502,434
Acquisitions	18,792	34,211	6,159	23,059	82,221

Balance at September 30, 2014	$846,247	$436,056	$166,720	$135,632	$1,584,655

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Intangible assets subject to amortization as of September 30, 2014 consisted of the following:

	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	16.2	$1,602,232	$(232,575)	$1,369,657
Trade names	16.2	157,430	(23,235)	134,195
Non-compete agreements	2.2	17,140	(8,260)	8,880
Data sublicense agreement	3.0	31,000	(15,275)	15,725
Other	6.0	2,653	(335)	2,318

Total		$1,810,455	$(279,680)	$1,530,775

Amortization expense was $75,286 and $78,140 for the nine months ended September 30, 2014 and 2013, respectively. Aggregate future amortization expense for intangible assets is estimated to be:

2014 (remainder)	$25,574
2015	101,888
2016	101,301
2017	97,399
2018	92,788
Thereafter	1,111,825

$1,530,775

During the nine months ended September 30, 2014, the Company recognized an impairment charge related to the pending partial loss of a customer contract. See Note 8 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report.

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Long-term debt as of September 30, 2014 and December 31, 2013, consisted of the following:

	September 30,	December 31,
	2014	2013
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $13,520 and $15,826 at September 30, 2014 and December 31, 2013, respectively (effective interest rate of 4.21%)	$1,255,092	$1,262,445
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $6,966 and $7,664 at September 30, 2014 and December 31, 2013, respectively (effective interest rate of 11.53%)	368,034	367,336
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $8,868 and $9,560 at September 30, 2014 and December 31, 2013, respectively (effective interest rate of 11.86%)	366,132	365,440
Obligation under data sublicense agreement	22,543	22,543
Other	11,261	12,592
Less current portion	(24,493)	(31,330)

Long-term debt	$1,998,569	$1,999,026

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

These amendments to the Senior Credit Agreement resulted in a loss on extinguishment of debt of $23,160 and other expenses related to fees paid to third parties of $1,151 for the nine months ended September 30, 2013, which have been reflected within sales, marketing, general and administrative expense in the accompanying consolidated statements of operations.

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

As of September 30, 2014, the Company believes it was in compliance with all of the applicable debt covenants under the Senior Credit Agreement.

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

The indentures governing the Senior Notes (the “Indentures”) contain customary covenants that restrict the ability of the Company and its restricted subsidiaries to:

•

pay dividends on their capital stock or redeem, repurchase or retire their capital stock, subject to customary covenants, including compliance with a fixed charge coverage ratio and subject to limitation based on net income generated during the term of the Indentures;

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

As of September 30, 2014, the Company believes it was in compliance with all of the applicable debt covenants under the Senior Notes.

Obligation Under Data Sublicense Agreement

In October 2009 and April 2010, the Company acquired certain additional rights to specified uses of its data from the former owner of the Company’s business in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to the former owner of the Company’s business. In connection with these data rights acquisitions, the Company recorded amortizable intangible assets and corresponding obligations at inception based on the present value of the scheduled annual payments through 2018, which totaled $65,000 in the aggregate (approximately $30,000 remained payable at September 30, 2014). In connection with the Merger, the Company was required to adjust this obligation to its fair value.

Other

From time to time, the Company enters into deferred financing arrangements with certain vendors. The obligations under such arrangements are recorded at the present value of the scheduled payments. Such future payments totaled $12,081 at September 30, 2014.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three and nine months ended September 30, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt pursuant to the Term Loan Facility. As of September 30, 2014, the Company had three outstanding interest rate derivatives with a combined notional amount of $640,000 that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,570 will be reclassified as an increase to interest expense.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The following table summarizes the fair value of the Company’s derivative instruments at September 30, 2014 and December 31, 2013:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$679	$899
Interest rate swaps	Accrued expenses	(2,570)	(2,575)

		$(1,891)	$(1,676)

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The effect of the derivative instruments on the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, respectively, is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives in Cash Flow Hedging Relationships
Gain/ (loss) related to effective portion of derivative recognized in other comprehensive loss	$595	$(2,305)	$(2,150)	$2,096

Gain/ (loss) related to effective portion of derivative reclassified from accumulated other comprehensive loss to interest expense	$(652)	$(652)	$(1,935)	$(1,935)

Credit Risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company also could be declared in default on its derivative obligations.

As of September 30, 2014, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2,595. If the Company had breached any of these provisions at September 30, 2014, the Company could have been required to settle its obligations under the agreements at this termination value. The Company does not offset any derivative instruments and the derivative instruments are not subject to collateral posting requirements.

8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the Company’s derivative financial instruments and contingent consideration associated with business combinations. The table below summarizes these items as of September 30, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

Description	Balance at September 30, 2014	Quoted in Markets Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(1,891)	$—	$(1,891)	$—
Contingent consideration obligations	(15,145)	—	—	(15,145)

Total	$(17,036)	$—	$(1,891)	$(15,145)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs to evaluate the likelihood of default by itself and by its counterparties. As of September 30, 2014, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$(13,169)	$(5,887)	$(5,484)	$(296)
Adjustment of provisional amounts	—	223	—	—
Issuance of contingent consideration	—	—	(6,015)	(5,495)
Settlement of contingent consideration	—	105	—	232
Total changes included in contingent consideration	(1,976)	(1,879)	(3,646)	(1,879)

Balance at end of period	$(15,145)	$(7,438)	$(15,145)	$(7,438)

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

During the nine months ended September 30, 2014, the Company’s pharmacy services segment received notice that its existing contract with a customer would not be renewed in full upon its expiration. As a result, the Company abandoned a customer related project that was under development and assessed the recoverability of the net assets included in the relevant asset group. The Company recognized an impairment charge to write off the abandoned project and to adjust the carrying value of the asset group to its fair value. This latter impairment charge was generally allocated to the affected long-lived assets on a pro rata basis. Additionally, the Company abandoned certain pharmacy services and provider services segment development projects in connection with execution of certain strategic initiatives during the nine months ended September 30, 2014.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The following table summarizes the affected financial statement captions, the allocation of the impairment charges among those captions and provides certain quantitative information associated with the required fair value measurements.

	Range of Inputs	Fair Value	Impairment
Long-lived assets to be held and used
Relevant asset group	N/A	$13,066	$73,220
Balance sheet account:
Customer relationships	N/A	N/A	$72,290
Property and equipment	N/A	N/A	$930
Unobservable inputs (discounted cash flow method):
Probability of contract extension	80%	N/A	N/A
Probability of new contract execution	20%-90%	N/A	N/A
Expected annual revenue range	$3,080-$3,590	N/A	N/A
Risk free interest rate	1.6%	N/A	N/A
Long-lived assets to be disposed of
Property and Equipment	N/A	$—	$8,848

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the estimated fair value of financial instruments held by the Company as of September 30, 2014 were:

	Carrying Amount	Fair Value
Cash and cash equivalents	$23,927	$23,927
Accounts receivable	$231,950	$231,950
Senior Credit Facilities (Level 1)	$1,255,092	$1,255,926
Senior Notes (Level 2)	$734,166	$830,861

The carrying amounts of cash equivalents and accounts receivable approximate fair value because of their short-term maturities. The fair value of long-term debt is based upon market quotes and trades by investors in partial interests of these instruments.

9. Legal Proceedings

The Company finalized and paid $8,000 related to the settlement of a vendor fee dispute during the three months ended September 30, 2014, with $500 and $3,000 of this amount recognized within sales, general, marketing and administrative expense during the three and nine months ended September 30, 2014, respectively.

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

Income taxes were also affected by the establishment of a valuation allowance related to state deferred tax assets for three of the Company’s subsidiaries.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

After giving effect to this change in tax status and these other items, income taxes for the nine months ended September 30, 2014 amounted to an income tax benefit of $43,733 and an effective tax rate of 36.7%. The income tax benefit for the nine months ended September 30, 2013, which does not reflect the change in tax status, was $26,422 and resulted in an effective tax rate of 31.3%.

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

In November 2011, H&F and certain current and former members of management exchanged all of their remaining EBS Master Units (“EBS Units”) for cash and a combination of cash and shares of Parent, respectively, and the former majority owner of the Company assigned its rights under the tax receivable agreements to affiliates of Blackstone (Blackstone, together with H&F and certain current and former members of management are sometimes referred to collectively as the “TRA Members”). Additionally, effective December 31, 2011, the Company simplified its corporate structure. The tax attributes of the exchange of EBS Units and corporate restructuring are expected to provide the Company with additional cash savings, 85% of which are payable to the TRA Members. Collectively, the Company expects the tax attributes of the above referenced events to result in cumulative payments under the tax receivable agreements of approximately $352,521. $160,690 of this amount, which reflected the initial fair value of the tax receivable agreement obligations plus recognized accretion, was reflected as an obligation on the accompanying unaudited condensed consolidated balance sheet at September 30, 2014.

During the nine months ended September 30, 2014, the Company changed its estimate of the timing and amount of future cash flows attributable to the tax receivable agreements as a result of the effective tax rate change resulting from the change in tax status of EBS Master from a partnership to a corporation and the acquisitions of Vieosoft and Capario. These revised estimates resulted in a decrease to pretax net loss of $5,756 for the nine months ended September 30, 2014.

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The revenue and adjusted EBITDA for the operating segments are as follows:

	Three Months Ended September 30, 2014
	Payer	Provider	Pharmacy	All Other	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$73,314	$—	$—	$—	$—	$73,314
Payment distribution services	73,703	—	—	—	—	73,703
Patient billing and payment services	68,360	—	—	—	—	68,360
Revenue cycle technology	—	32,343	—	—	—	32,343
Revenue cycle services	—	34,979	—	—	—	34,979
Physician services	—	12,041	—	—	—	12,041
Pharmacy	—	—	31,649	—	—	31,649
Channel Partner	—	—	—	13,152	(6,200)	6,952
Dental	—	—	—	8,267	—	8,267
Inter-segment revenue	2,490	—	90	—	(2,580)	—

Net revenue	$217,867	$79,363	$31,739	$21,419	$(8,780)	$341,608

Income (loss) before income taxes	51,103	26,565	9,846	11,742	(107,765)	$(8,509)
Interest expense	—	(159)	(5)	—	36,799	36,635
Depreciation and amortization	16,843	12,178	3,254	41	16,132	48,448

EBITDA	67,946	38,584	13,095	11,783	(54,834)	76,574
Equity compensation	254	265	77	21	1,615	2,232
Acquisition accounting adjustments	18	7	152	—	12	189
Acquisition-related costs	461	12	—	8	906	1,387
Transaction-related costs and advisory fees	—	—	—	—	1,683	1,683
Strategic initiatives, duplicative and transition costs	—	7	96	—	303	406
Severance costs	321	801	13	—	767	1,902
Accretion	—	—	—	—	4,452	4,452
Impairment of long-lived assets	—	—	(90)	—	3,204	3,114
Contingent consideration	—	—	1,976	—	—	1,976
Other non-routine, net	523	106	37	—	(529)	137

EBITDA Adjustments	1,577	1,198	2,261	29	12,413	17,478

Adjusted EBITDA	$69,523	$39,782	$15,356	$11,812	$(42,421)	$94,052

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Three Months Ended September 30, 2013
	Payer	Provider	Pharmacy	All Other	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$78,292	$—	$—	$—	$—	$78,292
Payment distribution services	63,942	—	—	—	—	63,942
Patient billing and payment services	62,911	—	—	—	—	62,911
Revenue cycle technology	—	29,678	—	—	—	29,678
Revenue cycle services	—	31,172	—	—	—	31,172
Physician services	—	9,237	—	—	—	9,237
Pharmacy	—	—	30,363	—	—	30,363
Channel Partner	—	—	—	10,230	(6,095)	4,135
Dental	—	—	—	8,080	—	8,080
Inter-segment revenue	1,625	—	77	—	(1,702)	—

Net revenue	$206,770	$70,087	$30,440	$18,310	$(7,797)	$317,810

Income (loss) before income taxes	51,815	20,052	9,725	8,509	(106,240)	$(16,139)
Interest expense	(2)	—	(3)	—	37,005	37,000
Depreciation and amortization	16,333	11,579	4,309	43	14,917	47,181

EBITDA	68,146	31,631	14,031	8,552	(54,318)	68,042
Equity compensation	285	315	62	292	1,135	2,089
Acquisition accounting adjustments	65	76	94	4	12	251
Acquisition-related costs	884	29	41	2	563	1,519
Transaction-related costs and advisory fees	—	—	—	—	1,500	1,500
Strategic initiatives, duplicative and transition costs	—	—	223	16	2,188	2,427
Severance costs	84	105	18	—	3,302	3,509
Accretion	—	—	—	—	7,112	7,112
Impairment of long-lived assets	—	25	—	—	—	25
Contingent consideration	—	—	1,879	—	—	1,879
Other non-routine, net	101	136	2	—	(3,344)	(3,105)

EBITDA Adjustments	1,419	686	2,319	314	12,468	17,206

Adjusted EBITDA	$69,565	$32,317	$16,350	$8,866	$(41,850)	$85,248

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2014
	Payer	Provider	Pharmacy	All Other	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$215,614	$—	$—	$—	$—	$215,614
Payment distribution services	213,766	—	—	—	—	213,766
Patient billing and payment services	205,921	—	—	—	—	205,921
Revenue cycle technology	—	95,254	—	—	—	95,254
Revenue cycle services	—	101,491	—	—	—	101,491
Physician services	—	30,619	—	—	—	30,619
Pharmacy	—	—	92,808	—	—	92,808
Channel Partner	—	—	—	34,659	(17,618)	17,041
Dental	—	—	—	24,459	—	24,459
Inter-segment revenue	7,062	—	271	—	(7,333)	—

Net revenue	$642,363	$227,364	$93,079	$59,118	$(24,951)	$996,973

Income (loss) before income taxes	146,600	67,797	(40,942)	31,170	(323,874)	$(119,249)
Interest expense	(9)	(159)	(6)	—	109,915	109,741
Depreciation and amortization	49,921	36,127	11,479	159	43,855	141,541

EBITDA	196,512	103,765	(29,469)	31,329	(170,104)	132,033
Equity compensation	769	759	198	66	4,122	5,914
Acquisition accounting adjustments	85	57	546	3	34	725
Acquisition-related costs	1,368	273	(72)	9	3,895	5,473
Transaction-related costs and advisory fees	—	—	—	—	4,799	4,799
Strategic initiatives, duplicative and transition costs	59	230	192	—	9,205	9,686
Severance costs	851	1,227	18	30	3,626	5,752
Accretion	—	—	—	—	9,220	9,220
Impairment of long-lived assets	—	448	73,751	—	8,490	82,689
Contingent consideration	—	—	3,646	—	—	3,646
Other non-routine, net	3,156	465	206	6	(1,085)	2,748

EBITDA Adjustments	6,288	3,459	78,485	114	42,306	130,652

Adjusted EBITDA	$202,800	$107,224	$49,016	$31,443	$(127,798)	$262,685

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2013
	Payer	Provider	Pharmacy	All Other	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$215,933	$—	$—	$—	$—	$215,933
Payment distribution services	194,174	—	—	—	—	194,174
Patient billing and payment services	189,396	—	—	—	—	189,396
Revenue cycle technology	—	87,777	—	—	—	87,777
Revenue cycle services	—	92,273	—	—	—	92,273
Physician services	—	27,030	—	—	—	27,030
Pharmacy	—	—	80,331	—	—	80,331
Channel Partner	—	—	—	29,689	(18,642)	11,047
Dental	—	—	—	24,491	—	24,491
Inter-segment revenue	4,399	—	256	—	(4,655)	—

Net revenue	$603,902	$207,080	$80,587	$54,180	$(23,297)	$922,452

Income (loss) before income taxes	144,726	54,987	30,740	25,039	(339,902)	$(84,410)
Interest expense	1	33	(8)	—	116,364	116,390
Depreciation and amortization	48,355	35,607	11,573	88	42,320	137,943

EBITDA	193,082	90,627	42,305	25,127	(181,218)	169,923
Equity compensation	865	906	140	844	2,882	5,637
Acquisition accounting adjustments	236	402	53	15	35	741
Acquisition-related costs	1,821	91	47	4	494	2,457
Transaction-related costs and advisory fees	—	—	—	—	4,825	4,825
Strategic initiatives, duplicative and transition costs	130	—	781	85	3,359	4,355
Severance costs	434	319	252	263	3,870	5,138
Loss on extinguishment of debt and other related costs	—	—	—	—	24,311	24,311
Accretion	—	—	—	—	18,712	18,712
Impairment of long-lived assets	—	—	—	—	1,887	1,887
Contingent consideration	—	—	1,879	—	—	1,879
Other non-routine, net	218	544	7	6	(2,200)	(1,425)

EBITDA Adjustments	3,704	2,262	3,159	1,217	58,175	68,517

Adjusted EBITDA	$196,786	$92,889	$45,464	$26,344	$(123,043)	$238,440

13. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of taxes, as of and for the nine months ended September 30, 2014.

	Foreign Currency Translation Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$(264)	$(1,079)	$(1,343)
Change associated with foreign currency translation	(100)	—	(100)
Change associated with current period hedging	—	(2,062)	(2,062)
Reclassification into earnings	—	1,935	1,935

Balance at September 30, 2014	$(364)	$(1,206)	$(1,570)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

14. Supplemental Condensed Consolidating Financial Information

In lieu of providing separate annual and interim financial statements for each guarantor of the Senior Notes, Regulation S-X provides companies, if certain criteria are satisfied, with the option to instead provide condensed consolidating financial information for its issuers, guarantors and non-guarantors. In the case of the Company, the applicable criteria include the following: (i) the Senior Notes are fully and unconditionally guaranteed on a joint and several basis, (ii) each of the guarantors of the Senior Notes is a direct or indirect wholly-owned subsidiary of the Company and (iii) any non-guarantors are considered minor as that term is defined in Regulation S-X. Because each of these criteria has been satisfied by the Company, condensed consolidating balance sheets as of September 30, 2014 and December 31, 2013, condensed consolidating statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, respectively, and condensed consolidating cash flows for the nine months ended September 30, 2014 and 2013, respectively, for the Company, segregating the issuer, the subsidiary guarantors and consolidating adjustments, are reflected below. Prior period amounts have been reclassified to conform to the current year presentation.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Balance Sheet

	As of September 30, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$740	$23,187	$—	$23,927
Accounts receivable, net of allowance for doubtful accounts	—	231,950	—	231,950
Deferred income tax assets	100	16,874	—	16,974
Prepaid expenses and other current assets	3,972	29,113	—	33,085

Total current assets	4,812	301,124	—	305,936
Property and equipment, net	7	239,628	—	239,635
Due from affiliates	—	138,176	(138,176)	—
Investment in consolidated subsidiaries	1,718,809	—	(1,718,809)	—
Goodwill	—	1,584,655	—	1,584,655
Intangible assets, net	135,750	1,395,025	—	1,530,775
Other assets, net	138,648	16,030	(135,022)	19,656

Total assets	$1,998,026	$3,674,638	$(1,992,007)	$3,680,657

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$12,263	$—	$12,263
Accrued expenses	16,589	127,218	—	143,807
Deferred revenues	—	10,233	—	10,233
Current portion of long-term debt	5,577	18,916	—	24,493

Total current liabilities	22,166	168,630	—	190,796
Due to affiliates	138,176	—	(138,176)	—
Long-term debt, excluding current portion	776,954	1,221,615	—	1,998,569
Deferred income tax liabilities	—	552,008	(135,022)	416,986
Tax receivable agreement obligations to related parties	159,716	—	—	159,716
Other long-term liabilities	—	13,576	—	13,576
Commitments and contingencies
Equity	901,014	1,718,809	(1,718,809)	901,014

Total liabilities and equity	$1,998,026	$3,674,638	$(1,992,007)	$3,680,657

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Balance Sheet

	As of December 31, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,794	$73,744	$—	$76,538
Accounts receivable, net of allowance for doubtful accounts	—	214,247	—	214,247
Deferred income tax assets	—	6,317	—	6,317
Prepaid expenses and other current assets	3,441	23,578	—	27,019

Total current assets	6,235	317,886	—	324,121
Property and equipment, net	10	269,460	—	269,470
Due from affiliates	—	69,142	(69,142)	—
Investment in subsidiaries	1,764,213	—	(1,764,213)	—
Goodwill	—	1,502,434	—	1,502,434
Intangible assets, net	142,500	1,490,188	—	1,632,688
Other assets, net	64,536	14,949	(60,316)	19,169

Total assets	$1,977,494	$3,664,059	$(1,893,671)	$3,747,882

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$8,367	$—	$8,367
Accrued expenses	8,205	122,944	—	131,149
Deferred revenues	—	10,881	—	10,881
Current portion of long-term debt	5,775	25,555	—	31,330

Total current liabilities	13,980	167,747	—	181,727
Due to affiliates	69,142	—	(69,142)	—
Long-term debt, excluding current portion	775,330	1,223,696	—	1,999,026
Deferred income tax liabilities	—	496,579	(60,316)	436,263
Tax receivable agreement obligations to related parties	150,496	—	—	150,496
Other long-term liabilities	—	11,824	—	11,824
Commitments and contingencies	—	—	—	—
Total equity	968,546	1,764,213	(1,764,213)	968,546

Total liabilities and equity	$1,977,494	$3,664,059	$(1,893,671)	$3,747,882

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue	$—	$341,608	$—	$341,608
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	202,305	—	202,305
Development and engineering	—	8,156	—	8,156
Sales, marketing, general and administrative	1,290	43,741	—	45,031
Depreciation and amortization	2,251	46,197	—	48,448
Accretion	4,452	—	—	4,452
Impairment of long-lived assets	—	3,114	—	3,114

Operating income (loss)	(7,993)	38,095	—	30,102
Equity in earnings of consolidated subsidiaries	(10,110)	—	10,110	—
Interest expense, net	23,418	13,217	—	36,635
Contingent consideration	—	1,976	—	1,976

Income (loss) before income tax provision (benefit)	(21,301)	22,902	(10,110)	(8,509)
Income tax provision (benefit)	(8,299)	12,792	—	4,493

Net income (loss)	$(13,002)	$10,110	$(10,110)	$(13,002)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue	$—	$317,810	$—	$317,810
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	191,695	—	191,695
Development and engineering	—	7,878	—	7,878
Sales, marketing, general and administrative	1,997	42,107	—	44,104
Depreciation and amortization	2,251	44,930	—	47,181
Accretion	7,112	—	—	7,112
Impairment of long-lived assets	—	25	—	25

Operating income (loss)	(11,360)	31,175	—	19,815
Equity in earnings of consolidated subsidiaries	(3,766)	—	3,766	—
Interest expense, net	23,579	13,421	—	37,000
Contingent consideration	—	1,879	—	1,879
Other	(2,925)	—	—	(2,925)

Income (loss) before income tax provision (benefit)	(28,248)	15,875	(3,766)	(16,139)
Income tax provision (benefit)	(11,983)	12,109	—	126

Net income (loss)	$(16,265)	$3,766	$(3,766)	$(16,265)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue	$—	$996,973	$—	$996,973
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	597,843	—	597,843
Development and engineering	—	24,771	—	24,771
Sales, marketing, general and administrative	13,775	136,964	—	150,739
Depreciation and amortization	6,753	134,788	—	141,541
Accretion	9,220	—	—	9,220
Impairment of long-lived assets	—	82,689	—	82,689

Operating income (loss)	(29,748)	19,918	—	(9,830)
Equity in earnings of consolidated subsidiaries	51,018	—	(51,018)	—
Interest expense, net	70,224	39,517	—	109,741
Contingent consideration	—	3,646	—	3,646
Other	(111)	(3,857)	—	(3,968)

Income (loss) before income tax provision (benefit)	(150,879)	(19,388)	51,018	(119,249)
Income tax provision (benefit)	(75,363)	31,630	—	(43,733)

Net income (loss)	$(75,516)	$(51,018)	$51,018	$(75,516)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue	$—	$922,452	$—	$922,452
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	563,146	—	563,146
Development and engineering	—	23,201	—	23,201
Sales, marketing, general and administrative	7,023	116,446	—	123,469
Depreciation and amortization	6,753	131,190	—	137,943
Accretion	18,712	—	—	18,712
Impairment of long-lived assets	—	1,887	—	1,887

Operating income (loss)	(32,488)	86,582	—	54,094
Equity in earnings of consolidated subsidiaries	(6,216)	—	6,216	—
Interest expense, net	70,621	45,769	—	116,390
Loss on extinguishment of debt	485	22,675	—	23,160
Contingent consideration	—	1,879	—	1,879
Other	(2,925)	—	—	(2,925)

Income (loss) before income tax provision (benefit)	(94,453)	16,259	(6,216)	(84,410)
Income tax provision (benefit)	(36,465)	10,043	—	(26,422)

Net income (loss)	$(57,988)	$6,216	$(6,216)	$(57,988)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three Months Ended September 30, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(13,002)	$10,110	$(10,110)	$(13,002)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	732	—	—	732
Foreign currency translation adjustment	—	(127)	—	(127)
Equity in other comprehensive earnings	(127)	—	127	—

Other comprehensive income (loss)	605	(127)	127	605

Total comprehensive income (loss)	$(12,397)	$9,983	$(9,983)	$(12,397)

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(75,516)	$(51,018)	$51,018	$(75,516)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(127)	—	—	(127)
Foreign currency translation adjustment	—	(100)	—	(100)
Equity in other comprehensive earnings	(100)	—	100	—

Other comprehensive income (loss)	(227)	(100)	100	(227)

Total comprehensive income (loss)	$(75,743)	$(51,118)	$51,118	$(75,743)

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net income (loss)	$(75,516)	$(51,018)	$51,018	$(75,516)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,753	134,788	—	141,541
Accretion	9,220	—	—	9,220
Equity compensation	255	5,659	—	5,914
Deferred income tax expense (benefit)	(74,817)	29,931	—	(44,886)
Amortization of debt discount and issuance costs	2,003	3,801	—	5,804
Contingent consideration	—	3,646	—	3,646
Impairment of long lived assets	—	82,689	—	82,689
Equity in earnings of consolidated subsidiaries	51,018	—	(51,018)	—
Other	(1,094)	(2,031)	—	(3,125)
Changes in operating assets and liabilities:
Accounts receivable	—	(12,656)	—	(12,656)
Prepaid expenses and other	(462)	(4,028)	—	(4,490)
Accounts payable	—	644	—	644
Accrued expenses, deferred revenue, and other liabilities	9,377	(9,752)	—	(375)
Due to/from affiliates	69,034	(69,034)	—	—

Net cash provided (used in) by operating activities	(4,229)	112,639	—	108,410

Investing activities
Purchases of property and equipment	—	(37,673)	—	(37,673)
Payments for acquisitions, net of cash acquired	—	(87,909)	—	(87,909)
Proceeds from sale of cost method investment	36	—	—	36
Other	—	(133)	—	(133)
Investment in subsidiary	50	—	(50)	—

Net cash provided by (used in) investing activities	86	(125,715)	(50)	(125,679)

Financing activities
Distributions from (to) Emdeon Inc. net	—	(50)	50	—
Debt principal payments	(207)	(9,452)	—	(9,659)
Payment of debt assumed from acquisition	—	(23,262)	—	(23,262)
Proceeds from Revolving Facility	—	65,000	—	65,000
Payments on Revolving Facility	—	(65,000)	—	(65,000)
Repayment of deferred financing arrangements	—	(4,717)	—	(4,717)
Repurchase of Parent common stock	(960)	—	—	(960)
Capital contribution from Parent	3,256	—	—	3,256

Net cash provided by (used in) financing activities	2,089	(37,481)	50	(35,342)

Net decrease in cash and cash equivalents	(2,054)	(50,557)	—	(52,611)
Cash and cash equivalents at beginning of period	2,794	73,744	—	76,538

Cash and cash equivalents at end of period	$740	$23,187	$—	$23,927

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net income (loss)	$(57,988)	$6,216	$(6,216)	$(57,988)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,753	131,190	—	137,943
Accretion expense	18,712	—	—	18,712
Equity compensation expense	178	5,459	—	5,637
Deferred income tax expense (benefit)	(33,425)	5,541	—	(27,884)
Amortization of debt discount and issuance costs	1,865	4,720	—	6,585
Contingent consideration	—	1,879	—	1,879
Loss on extinguishment of debt	478	22,350	—	22,828
Impairment of long lived assets	—	1,887	—	1,887
Gain on sale of cost method investment	(2,925)	—	—	(2,925)
Equity in earnings of consolidated subsidiaries	(6,216)	—	6,216	—
Other	(819)	—	—	(819)
Changes in operating assets and liabilities:
Accounts receivable	—	(15,582)	—	(15,582)
Prepaid expenses and other	(4,732)	2,928	—	(1,804)
Accounts payable	—	685	—	685
Accrued expenses, deferred revenue, and other liabilities	14,509	6,476	—	20,985
Tax receivable agreement obligations to related parties	(103)	—	—	(103)
Due to/from affiliates	1,923	(1,923)	—	—

Net cash provided by (used in) operating activities	(61,790)	171,826	—	110,036

Investing activities
Purchases of property and equipment	—	(52,806)	—	(52,806)
Payments for acquisitions, net of cash acquired	—	(18,291)	—	(18,291)
Proceeds from sale of cost method investment	5,820	—	—	5,820
Investment in subsidiaries, net	56,149	—	(56,149)	—

Net cash provided by (used in) investing activities	61,969	(71,097)	(56,149)	(65,277)

Financing activities
Distributions from (to) Emdeon Inc., net	—	(56,149)	56,149	—
Debt principal payments	(211)	(9,481)	—	(9,692)
Payment of debt assumed from acquisition	—	(218)	—	(218)
Payment of loan costs	—	(2,178)	—	(2,178)
Repayment of deferred financing arrangements	—	(2,103)	—	(2,103)
Repurchase of Parent common stock	—	(250)	—	(250)
Other	—	(518)	—	(518)

Net cash provided by (used in) financing activities	(211)	(70,897)	56,149	(14,959)

Net increase (decrease) in cash and cash equivalents	(32)	29,832	—	29,800
Cash and cash equivalents at beginning of period	754	31,009	—	31,763

Cash and cash equivalents at end of period	$722	$60,841	$—	$61,563

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There are a number of company-specific initiatives and industry trends that may affect our business volumes, revenues, cost of operations and margins. As part of our strategy, we encourage our customers to migrate from paper-based claim, patient billing and payment, payment distribution and other transaction processing to electronic, automated processing in order to improve efficiency. Our business is aligned with our customers to support this transition, and as they migrate from paper-based processing to electronic processing, even though our revenues for an applicable customer generally will decline, our margins and profitability will typically increase. For example, because the cost of postage is included in our revenues for patient billing and payment services (which is then also deducted as a cost of operations), when our customers transition to electronic processing, our revenues and costs of operations are expected to decrease as we will no longer incur or be required to charge for postage. As another example, as our payer customers migrate to comprehensive management services agreements with us, our electronic transaction volume usually increases while the rebates we pay and the per transaction rates we charge under these agreements are typically reduced.

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

Demographic trends affecting the healthcare industry, such as population growth and aging or unemployment rates, also could affect the frequency and nature of our customers’ healthcare transactional activity. The impact of such changes could impact our revenues, cost of operations and infrastructure expenses and thereby affect our results of operations and the way we operate our business. For example, an increase in the United States population, if such increase is accompanied by an increase in the United States population that has health insurance benefits, or the aging of the United States population, which requires an overall increased need for healthcare services, may result in an increase in our business volumes which, in turn, may increase our revenues and cost of operations. Alternatively, a general economic downturn, which reduces the number of discretionary health procedures by patients, or a persistent high unemployment rate, which lessens healthcare utilization, may decrease or offset other growth in our volumes, which, in turn, may adversely impact our revenues and cost of operations.

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

In July 2014, we acquired all of the equity interests of Capario, Inc. (“Capario”), a technology-enabled provider of revenue cycle management solutions, for cash consideration and the assumption of certain liabilities.

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

Our income taxes consist of federal and state income taxes. These amounts include current income taxes payable, as well as income taxes for which the payment is deferred to future periods and dependent on the occurrence of future events. Our income taxes are affected by the recognition of valuation allowances, our tax status and other items. For additional information, see the discussion of income taxes in the section “Significant Items Affecting Comparability-Income Taxes”.

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

Date	Business	Description	Affected Segment

June 2013	Goold Health Systems (“Goold”)	Technology-enabled provider of pharmacy benefit and related services primarily to State Medicaid agencies	Pharmacy Services

February 2014	Vieosoft	Development stage enterprise	Pharmacy Services

July 2014	Capario	Technology-enabled provider of revenue cycle management solutions	Payer Services and Provider Services

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

	Nine Months Ended
	September 30,
	2014	2013
Statutory United States federal tax rate	35.0%	35.0%
State income taxes (net of federal benefit)	2.4	(3.5)
Change in tax status	(.4)	—
Other	(.3)	(0.2)

Effective income tax rate	36.7%	31.3%

State Income Taxes—Our effective tax rate for state income taxes is generally impacted by changes in our apportionment. In addition, our effective tax rate for state income taxes for the nine months ended September 30, 2014 was affected by the change in tax status of EBS Master from a partnership to a corporation.

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

Impairment of Long-lived Assets

During the nine months ended September 30, 2014, our pharmacy services segment received notice that its existing contract with a customer would not be renewed in full upon its expiration. As a result, we abandoned a customer related project that was under development and assessed the recoverability of the net assets included in the relevant asset group. We recognized a $73.2 million impairment charge to write off the abandoned project and to adjust the carrying value of the asset group to its fair value.

Additionally, we abandoned certain pharmacy services and provider services segment development projects in connection with execution of certain strategic initiatives. We recognized impairment charges of $3.1 million and $9.5 million during the three and nine months ended September 30, 2014, respectively, related to these abandoned projects.

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

We believe there have been no significant changes during the nine months ended September 30, 2014 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Results of Operations

The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013, respectively (amounts in thousands).

	Three Months Ended				Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
		% of		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenues	$341,608	100.0%	$317,810	100.0%	$996,973	100.0%	$922,452	100.0%
Cost and expenses:
Cost of operations (exclusive of depreciation and amortization below)	202,305	59.2	191,695	60.3	597,843	60.0	563,146	61.0
Development and engineering	8,156	2.4	7,878	2.5	24,771	2.5	23,201	2.5
Sales, marketing, general and administrative	45,031	13.2	44,104	13.9	150,739	15.1	123,469	13.4
Depreciation and amortization	48,448	14.2	47,181	14.8	141,541	14.2	137,943	15.0
Accretion	4,452	1.3	7,112	2.2	9,220	0.9	18,712	2.0
Impairment of long-lived assets	3,114	0.9	25	0.0	82,689	8.3	1,887	0.2

Operating income	30,102	8.8	19,815	6.2	(9,830)	(1.0)	54,094	5.9
Interest expense, net	36,635	10.7	37,000	11.6	109,741	11.0	116,390	12.6
Loss on extinguishment of debt	—	—	—	—	—	—	23,160	2.5
Contingent consideration	1,976	0.6	1,879	0.6	3,646	0.4	1,879	0.2
Other	—	—	(2,925)	(0.9)	(3,968)	(0.4)	(2,925)	(0.3)

Income (loss) before income tax provision (benefit)	(8,509)	(2.5)	(16,139)	(5.1)	(119,249)	(12.0)	(84,410)	(9.2)
Income tax provision (benefit)	4,493	1.3	126	0.0	(43,733)	(4.4)	(26,422)	(2.9)

Net income (loss)	$(13,002)	(3.8)%	$(16,265)	(5.1)%	$(75,516)	(7.6)%	$(57,988)	(6.3)%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

Our total revenues were $341.6 million for the three months ended September 30, 2014 as compared to $317.8 million for the three months ended September 30, 2013, an increase of $23.8 million, or 7.5%. Factors affecting our revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $202.3 million for the three months ended September 30, 2014 as compared to $191.7 million for the three months ended September 30, 2013, an increase of $10.6 million, or 5.5%. As a percentage of revenue, our cost of operations was 59.2% for the three months ended September 30, 2014 as compared to 60.3% the three months ended September 30, 2013. The increase in our cost of operations is primarily due to volume growth, including approximately $2.4 million related to the impact of the USPS postage rate increase effective in January 2014, approximately $3.1 million related to the inclusion of the acquired Capario business and increased strategic growth initiative costs. The decrease in our cost of operations as a percentage of revenue is primarily due to changes in revenue mix and increased productivity.

Development and Engineering Expense

Our total development and engineering expense was $8.2 million for the three months ended September 30, 2014 as compared to $7.9 million for the three months ended September 30, 2013, an increase of $0.3 million, or 3.5%, reflecting generally consistent levels of activity.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $45.0 million for the three months ended September 30, 2014 as compared to $44.1 million for the three months ended September 30, 2013, an increase of $0.9 million, or 2.1%. The increase in our sales, marketing, general and administrative expense was primarily due to overall business growth, partially offset by cost containment initiatives.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $48.4 million for the three months ended September 30, 2014 as compared to $47.2 million for the three months ended September 30, 2013, an increase of $1.3 million, or 2.7%. This increase was primarily due to increased capital expenditures and acquisition activity, partially offset by the effects of the impairment charge related to the pending partial loss of a customer contract.

Accretion

Our accretion was $4.5 million for the three months ended September 30, 2014 as compared to $7.1 million for the three months ended September 30, 2013. The amount recognized as accretion can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in corporate structure, leverage, operations or other factors.

Interest Expense

Our interest expense was $36.6 million for the three months ended September 30, 2014 as compared to $37.0 million for the three months ended September 30, 2013, a decrease of $0.4 million, or 1.0%. Interest expense for the three months ended September 30, 2014 and 2013 reflect generally consistent interest rates and levels of outstanding debt.

Income Taxes

Our income tax provision was $4.5 million for the three months ended September 30, 2014 as compared to an income tax benefit of $0.1 million for the three months ended September 30, 2013. Our effective tax rate was 52.8% for the three months ended September 30, 2014 as compared to 0.8% for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 was affected by the change in tax status, a decrease in state income tax rates and valuation allowances related to net operating losses in state tax jurisdictions for which we recognized no income tax benefit.

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

The segment profit measure primarily utilized by management is adjusted EBITDA which is defined as EBITDA (defined as net income (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization), plus certain other non-cash or non-operating items. The non-cash or other non-operating items affecting the segment profit measure generally include equity compensation; acquisition accounting adjustments; acquisition-related costs; strategic initiatives, duplicative and transition costs; impairment of long lived assets; and contingent consideration adjustments. Adjusted EBITDA for the respective segments excludes all costs and adjustments associated with the above-referenced corporate functions. Financial information, including details of our adjustments to EBITDA, for each of our segments is set forth in Note 12 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Payer Services

Our payer services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2014	September 30, 2013	$ Change
Revenue:
Claims management	$73,314	$78,292	$(4,978)
Payment distribution services	73,703	63,942	9,761
Patient billing and payment services	68,360	62,911	5,449
Intersegment revenue	2,490	1,625	865

	$217,867	$206,770	$11,097

Adjusted EBITDA	$69,523	$69,565	$(42)

Claims management revenue for the three months ended September 30, 2014 decreased by $5.0 million, or 6.4%, as compared to the prior year period. Claims management revenue for the three months ended September 30, 2014 includes a one-time reduction of revenue of $4.1 million related to inaccurate data supplied by one of our customers, partially offset by $2.4 million of revenue from the Capario acquisition.

Payment distribution services revenues for the three months ended September 30, 2014 increased by $9.8 million, or 15.3%, as compared to the prior year period. This increase was primarily driven by new sales and implementations and the impact of the USPS postage rate increase effective in January 2014, partially offset by customer attrition.

Patient billing and payment services revenue for the three months ended September 30, 2014 increased by $5.4 million, or 8.7%, as compared to the prior year period. This increase was primarily driven by the impact of the USPS postage rate increase effective in January 2014 and new sales and implementations, partially offset by customer attrition.

Payer services adjusted EBITDA for the three months ended September 30, 2014 was generally consistent with the prior year period. As a percentage of revenue, payer services adjusted EBITDA was 31.9% for the three months ended September 30, 2014 as compared to 33.6% for the three months ended September 30, 2013. The decrease in our payer services adjusted EBITDA as a percentage of revenue is primarily due to the impact of the one-time reduction of claims management revenue described above and the USPS postage rate increase effective in January 2014.

Provider Services

Our provider services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2014	September 30, 2013	$ Change
Revenue:
Revenue cycle technology	$32,343	$29,678	$2,665
Revenue cycle services	34,979	31,172	3,807
Physician services	12,041	9,237	2,804

	$79,363	$70,087	$9,276

Adjusted EBITDA	$39,782	$32,317	$7,465

Revenue cycle technology revenue for the three months ended September 30, 2014 increased by $2.7 million, or 9.0%, as compared to the prior year period primarily due to new sales and implementations, partially offset by customer attrition.

Revenue cycle services revenue for the three months ended September 30, 2014 increased by $3.8 million, or 12.2%, as compared to the prior year period primarily due to new sales and implementations and improved reimbursement patterns of federal and state payers related to our government eligibility and enrollment services, partially offset by customer attrition.

Physician services revenue for the three months ended September 30, 2014 increased by $2.8 million, or 30.4%, as compared to the prior year period primarily due to $2.6 million of revenue from the Capario acquisition and new sales and implementations, partially offset by customer attrition.

Provider services adjusted EBITDA for the three months ended September 30, 2014 increased by $7.5 million, or 23.1%, as compared to the prior year period. As a percentage of revenue, provider services adjusted EBITDA was 50.1% for the three months ended September 30, 2014 as compared to 46.1% for the three months ended September 30, 2013. The increase in provider services adjusted EBITDA and as a percentage of revenue was primarily due to the impact of revenue items described above and efficiency measures, partially offset by increased strategic growth initiative costs.

Pharmacy Services

Our pharmacy services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2014	September 30, 2013	$ Change
Revenue:
Pharmacy services	$31,649	$30,363	$1,286
Intersegment revenue	90	77	13

	$31,739	$30,440	$1,299

Adjusted EBITDA	$15,356	$16,350	$(994)

Pharmacy services revenue for the three months ended September 30, 2014 increased by $1.3 million, or 4.2%, as compared to the prior year period primarily due to new sales and implementations.

Pharmacy services adjusted EBITDA for the three months ended September 30, 2014 decreased by $1.0 million, or 6.1%, as compared to the prior year period. As a percentage of revenue, pharmacy services adjusted EBITDA was 48.4% for the three months ended September 30, 2014 as compared to 53.7% for the prior year period. The decrease in pharmacy services adjusted EBITDA and as a percentage of revenue is primarily due to increased strategic growth initiative and channel partner costs, changes in revenue mix and the impact of the Vieosoft acquisition.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

Our total revenues were $997.0 million for the nine months ended September 30, 2014 as compared to $922.5 million for the nine months ended September 30, 2013, an increase of $74.5 million, or 8.1%. Factors affecting our revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $597.8 million for the nine months ended September 30, 2014 as compared to $563.1 million for the nine months ended September 30, 2013, an increase of $34.7 million, or 6.2%. As a percentage of revenue, our cost of operations was 60.0% for the nine months ended September 30, 2014 as compared to 61.0% for the nine months ended September 30, 2013. The increase in our cost of operations is primarily due to volume growth, including approximately $7.1 million related to the impact of the United States postage rate increase effective in January 2014, approximately $10.2 million related to the inclusion of the acquired Goold, Vieosoft and Capario businesses and increased labor and strategic growth initiative costs. The decrease in our cost of operations as a percentage of revenue is primarily due to changes in revenue mix and increased productivity.

Development and Engineering Expense

Our total development and engineering expense was $24.8 million for the nine months ended September 30, 2014 as compared to $23.2 million for the nine months ended September 30, 2013, an increase of $1.6 million, or 6.8%. The increase in our development and engineering expense is primarily due to strategic growth initiative and labor costs.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $150.7 million for the nine months ended September 30, 2014 as compared to $123.5 million for the nine months ended September 30, 2013, an increase of $27.3 million, or 22.1%. The increase in our sales, marketing, general and administrative expense was primarily due to approximately $9.1 million related to increased strategic growth initiatives, labor-related and acquisition-related costs, approximately $1.9 million related to canceling product development projects, approximately $3.0 million related to the settlement of a vendor dispute and approximately $2.9 million related to the inclusion of the acquired Vieosoft and Capario businesses.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $141.5 million for the nine months ended September 30, 2014 as compared to $137.9 million for the nine months ended September 30, 2013, an increase of $3.6 million, or 2.6%. This increase was primarily due to increased capital expenditures and acquisition activity, partially offset by the effects of the impairment charge related to the pending partial loss of a customer contract.

Accretion Expense

Our accretion expense was $9.2 million for the nine months ended September 30, 2014 as compared to $18.7 million for the nine months ended September 30, 2013. The amount recognized as accretion expense can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in leverage, operations or other factors.

Interest Expense

Our interest expense was $109.7 million for the nine months ended September 30, 2014 as compared to $116.4 million for the nine months ended September 30, 2013, a decrease of $6.6 million, or 5.7%. Interest expense for the nine months ended September 30, 2014 includes the effect of lower interest rates on the Senior Credit Facilities as a result of the April 2013 repricing transaction.

Income Taxes

Our income tax benefit was $43.7 million for the nine months ended September 30, 2014 as compared to an income tax benefit of $26.4 million for the nine months ended September 30, 2013. Our effective tax rate was 36.7% for the nine months ended September 30, 2014 as compared to 31.3% for the nine months ended September 30, 2013. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to the change in tax status of EBS Master from a partnership to a corporation in January 2014, a decrease in state income tax rates, as well as valuation allowances related to net operating losses in state tax jurisdictions for which we recognized no income tax benefit.

Segment Revenues and Adjusted EBITDA

Payer Services

Our payer services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2014	September 30, 2013	$ Change
Revenue:
Claims management	$215,614	$215,933	$(319)
Payment distribution services	213,766	194,174	19,592
Patient billing and payment services	205,921	189,396	16,525
Intersegment revenue	7,062	4,399	2,663

	$642,363	$603,902	$38,461

Adjusted EBITDA	$202,800	$196,786	$6,014

Claims management revenue for the nine months ended September 30, 2014 decreased by $0.3 million, or 0.1%, as compared to the prior year period. Claims management revenue for the nine months ended September 30, 2014 includes a one-time reduction of revenue of $4.1 million related to inaccurate data supplied by one of our customers. Excluding this one-time reduction, claims management revenue increased by $3.8 million or 1.8% which was primarily due to revenue of $2.4 million from the Capario acquisition and new sales and implementations.

Payment distribution services revenues for the nine months ended September 30, 2014 increased by $19.6 million, or 10.1%, as compared to the prior year period. This increase was primarily driven by new sales and implementations and the impact of the USPS postage rate increase effective in January 2014, partially offset by customer attrition.

Patient billing and payment services revenue for the nine months ended September 30, 2014 increased by $16.5 million, or 8.7%, as compared to the prior year period. This increase was primarily driven by the impact of the USPS postage rate increase effective in January 2014 and new sales and implementations, partially offset by customer attrition.

Payer services adjusted EBITDA for the nine months ended September 30, 2014 increased by $6.0 million, or 3.1%, as compared to the prior year period. As a percentage of revenue, payer services adjusted EBITDA was 31.6% for the nine months ended September 30, 2014 as compared to 32.6% for the nine months ended September 30, 2013. The increase in payer services adjusted EBITDA was primarily due to the impact of the revenue items described above, partially offset by strategic growth initiative costs. The decrease in our payer services adjusted EBITDA as a percentage of revenue is primarily due to the impact of the one-time reduction of claims management revenue described above and the USPS postage rate increase effective in January 2014.

Provider Revenue Cycle Solutions

Our provider revenue cycle solutions segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2014	September 30, 2013	$ Change
Revenue:
Revenue cycle technology	$95,254	$87,777	$7,477
Revenue cycle services	101,491	92,273	9,218
Physician services	30,619	27,030	3,589

	$227,364	$207,080	$20,284

Adjusted EBITDA	$107,224	$92,889	$14,335

Revenue cycle technology revenue for the nine months ended September 30, 2014 increased by $7.5 million, or 8.5%, as compared to the prior year period primarily due to new sales and implementations, partially offset by customer attrition.

Revenue cycle services revenue for the nine months ended September 30, 2014 increased by $9.2 million, or 10.0%, as compared to the prior year period primarily due to new sales and implementations and improved reimbursement patterns of federal and state payers related to our government eligibility and enrollment services, partially offset by customer attrition.

Physician services revenue for the nine months ended September 30, 2014 increased by $3.6 million, or 13.3%, as compared to the prior year period primarily due to $2.6 million of revenue from the Capario acquisition and new sales and implementations, partially offset by customer attrition.

Provider services adjusted EBITDA for the nine months ended September 30, 2014 increased by $14.3 million, or 15.4%, as compared to the prior year period. As a percentage of revenue, provider services adjusted EBITDA was 47.2% for the nine months ended September 30, 2014 as compared to 44.9% for the nine months ended September 30, 2013. The increase in provider services adjusted EBITDA and as a percentage of revenue was primarily due to the impact of the revenue items described above and efficiency measures, partially offset by increased strategic growth initiative costs.

Pharmacy Services

Our pharmacy services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2014	September 30, 2013	$ Change
Revenue:
Pharmacy services	$92,808	$80,331	$12,477
Intersegment revenue	271	256	15

	$93,079	$80,587	$12,492

Adjusted EBITDA	$49,016	$45,464	$3,552

Pharmacy services revenue for the nine months ended September 30, 2014 increased by $12.5 million, or 15.5%, as compared to the prior year period. Pharmacy services revenue for the nine months ended September 30, 2014 and 2013 included $17.6 million and $6.5 million, respectively, related to the Goold acquisition. Excluding this revenue, pharmacy services revenue for the nine months ended September 30, 2014 increased by $1.4 million, or 1.8%, as compared to the prior year period. This increase was primarily due to new sales and implementations, offset by customer attrition.

Pharmacy services adjusted EBITDA for the nine months ended September 30, 2014 increased by $3.6 million, or 7.8%, as compared to the prior year period. The increase in pharmacy services adjusted EBITDA is primarily due to the impact of the revenue items described above. As a percentage of revenue, pharmacy services adjusted EBITDA was 52.7% for the nine months ended September 30, 2014 as compared to 56.4% for the nine months ended September 30, 2013. The decrease in pharmacy services adjusted EBITDA as a percentage of revenue was primarily due to increased strategic growth initiative and channel partner costs, changes in revenue mix and the impact of the Goold and Vieosoft acquisitions.

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

Cash Flows

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2014 was $108.4 million as compared to $110.0 million for nine months ended September 30, 2013, a decrease of $1.6 million, reflecting generally consistent levels of activity.

Cash provided by operating activities can be significantly impacted by our non-cash working capital assets and liabilities, which may vary based on the timing of cash receipts that fluctuate by day of week and/or month and also may be impacted by cash management decisions.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2014 was $125.7 million as compared to $65.3 million for the nine months ended September 30, 2013. Cash used in investing activities for each of the nine months ended September 30, 2014 and 2013 consisted of capital expenditures for property and equipment and cash consideration paid for acquisitions, including the July 2014 Capario acquisition.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2014 was $35.3 million as compared to $15.0 million for the nine months ended September 30, 2013. Cash used in financing activities for each of the nine months ended September 30, 2014 and 2013 primarily consisted of principal payments under our Senior Credit Facilities and deferred financing arrangements. Additionally, cash used in financing activities for the nine months ended September 30, 2014 included the payment of debt assumed in the Capario acquisition.

Long-term Debt

In November 2011, we entered into the Senior Credit Agreement which was comprised of the Term Loan Facility and the Revolving Facility, $375.0 million of 11% senior notes due 2019 (the “2019 Notes”) and $375.0 million 11.25% senior notes due 2020 (the “2020 Notes”; together with the 2019 Notes, the “Senior Notes”).

Long-term debt as of September 30, 2014 and December 31, 2013, consisted of the following:

	September 30, 2014	December 31, 2013
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $13,520 and $15,826 at September 30, 2014 and December 31, 2013, respectively (effective interest rate of 4.21%)	$1,255,092	$1,262,445
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $6,966 and $7,664 at September 30, 2014 and December 31, 2013, respectively (effective interest rate of 11.53%)	368,034	367,336
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $8,868 and $9,560 at September 30, 2014 and December 31, 2013, respectively (effective interest rate of 11.86%)	366,132	365,440
Obligation under data sublicense agreement	22,543	22,543
Other	11,261	12,592
Less current portion	(24,493)	(31,330)

Long-term debt	$1,998,569	$1,999,026

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

These amendments to the Senior Credit Agreement resulted in a loss on extinguishment of debt of $23.2 million and other expenses related to fees paid to third parties of $1.2 million for the nine months ended September 30, 2013, which have been reflected within sales, marketing, general and administrative expense in the accompanying consolidated statements of operations.

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

As of September 30, 2014, we believe we were in compliance with all of the applicable debt covenants under the Senior Credit Agreement.

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

As of September 30, 2014, we believe we were in compliance with all of the applicable debt covenants under the Senior Notes.

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

As of September 30, 2014, we had outstanding borrowings of $1,269 million (before unamortized debt discount) under the Senior Credit Agreement. As of September 30, 2014, the LIBOR-based interest rate on the Term Loan Facility and Revolving Facility were each LIBOR plus 2.50%. The Term Loan Facility is subject to a LIBOR floor of 1.25% and there is no LIBOR floor on the Revolving Facility.

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

In January 2012, we executed three interest rate swap agreements with an aggregate notional amount of $640 million to reduce the variability of interest payments associated with the Term Loan Facility. For the quarter ended September 30, 2014, our interest rate swap agreements were designated as a cash flow hedge so that changes in the fair market value of the interest rate swap agreements were included within other comprehensive income.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. However, due to a floor on the floating rate index of 1.25% under the Term Loan Facility, as of September 30, 2014, our interest rates must increase by more than 100 basis points before our interest expense or cash flows are affected. Based on our outstanding debt as of September 30, 2014, and assuming that our mix of debt instruments, interest rate swaps and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have minimal impact on our earnings and cash flows.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014. Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to ensure that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EMDEON INC.

Date: November 7, 2014	By:	/s/ Neil E. de Crescenzo
Neil E. de Crescenzo, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2014	By:	/s/ Randy P. Giles
Randy P. Giles, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.

4.1	2019 Notes Supplemental Indenture, dated as of September 16, 2014, between Capario, Inc. and Wilmington Trust, National Association, as trustee (filed herewith).

4.2	2020 Notes Supplemental Indenture, dated as of September 16, 2014, between Capario, Inc. and Wilmington Trust, National Association, as trustee (filed herewith).

10.1	Separation Agreement and General Release, dated September 19, 2014, among T. Ulrich Brechbuhl and Emdeon Business Services LLC (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document