Form 10-K
period 2014-12-31
Emdeon Inc.
filed 2015-03-16
CIK 1444598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 31, 2014, there were issued and outstanding 100 shares of common stock, par value $.01 per share. The registrant is a wholly owned subsidiary of Beagle Intermediate Holdings, Inc., which is a wholly owned subsidiary of Beagle Parent Corp.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EMDEON INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) of Emdeon Inc. (“Emdeon” or the “Company”) includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or our management’s intentions, plans, beliefs, expectations or predictions of future events. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. Forward-looking statements also may include information concerning our possible or assumed future results of operations, including descriptions of our revenues, profitability and outlook and our overall business strategy. These statements are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that these forward-looking statements are based on reasonable assumptions, readers should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Overview

We are a leading provider of revenue and payment cycle management and clinical information exchange solutions connecting payers, providers, pharmacies and patients in the United States healthcare system. Our solutions integrate and automate key business and administrative functions of our payer, provider and pharmacy customers throughout the patient encounter. These solutions include pre-care patient eligibility and benefits verification and enrollment, clinical information exchange, consumer engagement, claims management and adjudication, payment integrity, payment distribution, payment posting and denial management and patient billing and payment processing.

Through the use of our comprehensive suite of solutions, customers are able to improve efficiency, reduce costs, increase cash flow and more efficiently manage the complex revenue and payment cycle and clinical information exchange processes. Our solutions are delivered primarily through recurring, transaction-based processes that are designed to leverage our health information network, the single largest financial and administrative information exchange in the United States healthcare system. Our health information network currently reaches approximately 1,200 payers, 700,000 providers, 5,000 hospitals, 105,000 dentists, 60,000 pharmacies and 450 labs.

In 2014, we processed a total of approximately 8.1 billion healthcare-related transactions. We have developed our network of payers and providers over 30 years and connect to virtually all private and government payers, claim-submitting providers and pharmacies. Our network and related solutions are designed to integrate with our customers’ existing technology infrastructures and administrative workflow and typically require minimal capital expenditure on the part of the customer, while generating significant savings and operating efficiencies.

Organizational Structure and Corporate History

The Company is a Delaware corporation.

On November 2, 2011, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) among Emdeon, Beagle Parent Corp. (“Parent”) and Beagle Acquisition Corp. (“Merger Sub”), Merger Sub merged with and into Emdeon, with Emdeon surviving the merger (the “Merger”). Subsequent to the Merger, we became an indirect wholly owned subsidiary of Parent, which is controlled by The Blackstone Group L.P. (“Blackstone”), Hellman & Friedman LLC (“Hellman & Friedman”) and certain investment funds affiliated with Blackstone and Hellman & Friedman (collectively, the “Investor Group”). The Merger was financed through a combination of cash and the incurrence of indebtedness, including a senior secured term loan credit facility (as amended, the “Term Loan Facility”) and a senior secured revolving credit facility (the “Revolving Facility”; and collectively with the Term Loan Facility, the “Senior Credit Facilities”), as well as $375.0 million in 11% senior notes due 2019 (the “2019 Notes”) and $375.0 million in 11.25% senior notes due 2020 (the “2020 Notes”, and collectively with the 2019 Notes, the “Senior Notes”).

In 2012, the outstanding unregistered Senior Notes were exchanged in a registered offering with the Securities and Exchange Commission (the “SEC”) for substantially identical Senior Notes that are freely tradable.

Our Solutions

During 2014, we delivered our solutions and operated our business in three reportable segments: (i) payer services, which provides solutions primarily to commercial insurance companies, third party administrators and governmental payers; (ii) provider services, which provides solutions primarily to hospitals, physician practices, laboratories and other healthcare providers; and (iii) pharmacy services, which provides solutions to pharmacies, pharmacy benefit management companies, government agencies and other payers. The selected financial information for each segment is provided in Note 19 in the accompanying Notes to Consolidated Financial Statements contained in Part IV, Item 15, beginning on Page F-1 of this Annual Report.

Through the payer services segment, we provide payment cycle solutions that help simplify the administration of healthcare. Our payer services offerings include insurance eligibility and benefits verification, claims management, payment integrity and payment distribution. Additionally, we provide patient billing and payment services and consulting services through the payer services segment.

Through the provider services segment, we provide revenue cycle management solutions, both directly and through our channel partners, that help simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow. Our provider services offerings include revenue cycle management solutions, government program eligibility and enrollment services and revenue optimization solutions.

Through the pharmacy services segment, we provide electronic prescribing and other electronic solutions to pharmacies, pharmacy benefit management companies and government agencies related to prescription benefit claim filing, adjudication and management.

We also have three other operating segments, one of which provides revenue cycle management solutions through channel partners; one of which provides revenue cycle solutions, either directly or through channel partners, to dental practices; and one of which provides consumer engagement and transparency solutions that enable consumers to make informed healthcare purchasing decisions based on quality, cost and convenience and, in turn, helps payers control their healthcare costs.

We have reorganized our reportable segments to align with our solution and service offerings effective January 1, 2015.

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

Patient Billing and Payment

Our patient billing and payment solutions provide an efficient means for providers to bill their patients for outstanding balances due, including outsourced print and mail services for patient statements and other communications, as well as electronic updates to patients and online bill presentment and payment functionalities. We believe our solutions are more timely, cost-effective and consistent than in-house print and mail operations and improve patient collections. In addition, we offer providers digital delivery, which enables providers to securely send communications electronically to a patient. Our patient payment lockbox allows providers to efficiently process patients’ paper payments, reconcile them to the original bill and automatically post these payments. Our eCashiering and merchant services solutions allow providers to collect payments from patients at the point-of-service or online.

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

Provider Services Solutions

Pre-Care/Medical Treatment

Our patient eligibility and verification solutions assist our provider customers in determining a patient’s current health benefits levels. Our eligibility and verification offerings also integrate other information to help determine a patient’s ability to pay, as well as the likelihood of public assistance and charity care reimbursement. These solutions help mitigate a provider’s exposure to bad debt expense by providing clarity into a patient’s insurance coverage, ultimate out-of-pocket responsibility and ability to pay.

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

Claims Management

Our claims management solutions are delivered to providers via our web-based direct solutions or through our network of channel partners. In either case, our claims management solutions leverage our industry leading payer connectivity to deliver consistent and reliable access to virtually every payer in the United States. Our solutions streamline reimbursement by providing (i) tools to improve provider workflow, edit claims prior to submission and identify errors that delay reimbursement and (ii) robust reporting to providers in order to track claims throughout their life-cycle and reduce claim rejections and denials.

Payment Posting/Denial Management

Our payment automation solutions allow providers to automate the entire payment process. On behalf of our provider customers, we accept paper payments from both third party payers and patients and convert them into automated workflows which are reconciled and posted. Our web-based solutions allow providers to analyze remittance advice or payment data and reconcile it with the originally submitted claim to determine whether proper reimbursement has been received. These solutions also (i) allow providers to identify underpayments, efficiently appeal denials and resubmit claims in a timely manner, (ii) provide insight into patterns of denials and (iii) enable the establishment of procedures that can reduce the number of inaccurate claims submitted in the future. Our payment posting solution automates the labor intensive, paper-based payment reconciliation and manual posting process, which we believe saves providers time and improves accuracy.

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

All Other

All Other consists of three operating segments, one of which provides revenue cycle management solutions through channel partners; one of which provides revenue cycle solutions, either directly or through channel partners, to dental practices; and one of which provides consumer engagement and transparency solutions that enable consumers to make informed healthcare purchasing decisions based on quality, cost and convenience and, in turn, helps payers control their healthcare costs.

Customers

We generally provide solutions to our payer, provider and pharmacy customers on either a per transaction, per document, per communication, per member per month, monthly flat-fee, contingent fee or hourly basis. Our contracts with our payer, provider and pharmacy customers are generally one to three years in term and automatically renew for successive annual terms unless terminated. We also have entered into management services agreements with more than 480 of our payer customers under which we provide comprehensive services for certain eligibility and benefits verification and/or claims management services. These comprehensive management services agreements generally have terms of three years and renew automatically for successive annual terms unless terminated.

Payer Services

The payer market is comprised of more than 1,200 payers across four main payer types: Medicare/Medicaid, Blue Cross Blue Shield, fiscal intermediaries and private insurance companies. We are directly connected and provide services to virtually all payers offering electronic transaction connectivity services. We also serve the payer market with payment and remittance distribution, payment integrity, patient billing and payment services and consulting services solutions. For the year ended December 31, 2014, our top ten payer customers represented approximately 15% of our total revenues and no payer customer accounted for more than 4% of our total revenues.

Provider Services

The provider market is comprised of hospitals, physician practices, laboratories and other healthcare providers. We currently have contractual or submitter relationships, directly or through channel partners, with approximately 700,000 physicians, 2,700 hospitals, 105,000 dentists and 450 labs. For the year ended December 31, 2014, our top ten provider customers represented approximately 9% of our total revenues and no provider customer accounted for more than 2% of our total revenues.

Pharmacy Services

The pharmacy market is comprised of more than 60,000 chains and independent pharmacies, as well as prescription benefits solutions marketed directly to payers. We are connected and provide services to virtually all pharmacies utilizing electronic transaction connectivity services. For the year ended December 31, 2014, no pharmacy services customer accounted for more than 2% of our total revenues.

Marketing and Sales

Marketing activities for our solutions include direct sales, targeted direct marketing, advertising, tradeshow exhibits and events, customer workshops, web-based marketing activities, e-newsletters and conference sponsorships. We have a dedicated sales force that supports each of our payer, provider and pharmacy services segments. We also deliver certain of our solutions through over 600 channel partner relationships. Our channel partners include physician and dental practice management system and electronic medical record vendors, hospital information system vendors, pharmacy system vendors and other vendors that provide software and services to providers and payers. We integrate our solutions into these channel partners’ software solutions for distribution to their provider customers.

Our Technology

Our technology platforms employ a standard enterprise services bus in a service-oriented architecture, configured for 24/7 operations. We operate two secure, interconnected, environmentally-controlled primary data centers, one in Nashville, Tennessee and one in Memphis, Tennessee, each with emergency power generation capabilities. We also utilize several satellite data centers including cloud platforms and plan to further consolidate our data centers over time. Our software development life cycle methodology requires that all applications are able to run in both of our primary data centers. We use a variety of proprietary and licensed standards-based technologies to implement our platforms, including those which provide for orchestration, interoperability and process control. The platforms also integrate a data infrastructure to support both transaction processing and data warehousing for operational support and data analytics.

Our Industry

Healthcare expenditures are a significant component of the United States economy, representing approximately $2.9 trillion in 2013, or 17.4% of GDP, and are expected to grow at 6.2% per year to $4.7 trillion, or approximately 19.9% of GDP, in 2021. The cost of healthcare administration in the United States is approximately $360 billion per year, or 14% of total healthcare expenditures, and approximately one half of these costs was spent by payers and providers on billing and insurance-related activities. In addition, industry estimates indicate that between $68 billion and $226 billion in healthcare costs are attributable to fraud, waste and abuse each year. The growing need to slow the rise in healthcare expenditures, increased financial pressures on payers and providers and public policy initiatives to reduce healthcare administrative inefficiencies should accelerate demand for solutions that simplify the business of healthcare.

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

Administrative burdens on providers also are being impacted by the introduction of increasingly complex rules by government payers to align payments with the appropriate care provided, including the expansion of Medicare diagnosis-related group codes such as ICD-10 and the implementation of the Recovery Audit Contractor, or “RAC”, program and similar pre- and post-payment review programs. These additional governmental requirements have increased administrative burdens on providers by requiring more detailed classification of patients and care provided in order to receive and retain associated Medicare and Medicaid reimbursement. Further, because we believe there is an increasing number of drug prescriptions authorized by providers and an industry-wide shortage of pharmacists, pharmacists must increasingly be able to efficiently process transactions in order to maximize their productivity and better control prescription drug costs.

Increases in patient financial responsibility for healthcare expenses have put additional pressure on providers to collect payments from the patient at the point of care since more than half of every one percent increase in patient self-pay becomes bad debt. Several market trends have contributed to this growing bad debt problem, including the shift towards high-deductible health plans (“HDHPs”) and consumer-oriented plans (which grew to 17.4 million in January 2014, up from 6.1 million in January 2008), higher deductibles and co-payments for privately insured individuals and the continued ranks of the uninsured. Although the number of uninsured is decreasing in part due to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“ACA”), 42 million remained uninsured in 2014, according to Congressional Budget Office estimates released in April 2014.

Payers also are continually exploring new ways to increase administrative efficiencies to drive greater profitability and mitigate the impact of decelerating premium increases, increased governmental requirements and mandated cuts in federal funding to programs such as Medicare Advantage. Payment for healthcare services generally occurs through complex and frequently changing reimbursement mechanisms involving multiple parties. The proliferation of private-payer benefit plan designs and government mandates, such as HIPAA format and data content standards, continue to increase the complexity of the reimbursement process. For example, preferred provider organizations, health maintenance organizations, point of service plans and HDHPs now cover virtually all of employer-sponsored health insurance beneficiaries and are more complex than traditional indemnity plans. Despite significant consolidation among private payers in recent years, claims systems often have not been sufficiently integrated, resulting in persistently high costs associated with administering these plans.

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

Competition

We compete on the basis of the size and reach of our network, our ability to offer a single-vendor solution, the breadth and functionality of solutions we offer and develop and our pricing models. While we do not believe any single competitor offers a similarly expansive suite of solutions, our solutions compete with:

•	Healthcare transaction processing companies, including those providing EDI and/or internet based services and those providing services through other means, such as paper and fax;

•	Healthcare information system vendors that support providers and payers and their revenue and payment cycle management and clinical information exchange processes, including physician and dental practice management, hospital information and electronic medical record system vendors;

•	Large information technology and healthcare consulting service providers;

•	Health insurance companies, pharmacy benefit management companies, hospital management companies and pharmacies that provide or are developing electronic transaction and payment distribution services for use by providers and/or by their members and customers;

•	Print and mail vendors;

•	Financial institutions and payment processors that have invested in healthcare data management assets;

•	Government program eligibility and enrollment services companies;

•	Payment integrity companies; and

•	Consumer engagement and transparency companies.

We also compete in some cases with certain of our customers that provide internally some of the same solutions we offer, as well as alliances formed by our competitors. In addition, certain major software, hardware, information systems and business process outsourcing companies, both with and without healthcare companies as their partners, offer or have announced their intention to offer competitive products or services. Major competitors for our solutions include McKesson (RelayHealth) and UnitedHealth Group (Optum), as well as other smaller competitors that typically compete in one or more product and/or service categories.

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

ACA

ACA significantly affects the regulatory environment in which we and our customers operate by changing how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced federal healthcare program spending, increased efforts to link federal healthcare program payments to quality and efficiency and insurance market reforms. For example, ACA expands coverage through changes in Medicaid and private sector health insurance and other reforms, including the “individual mandate,” under which individuals generally must obtain insurance coverage or pay a penalty. The ACA employer mandate imposes fines on employers with 50 or more full-time employees that do not offer employees health insurance. However, implementation of the employer mandate was delayed for most employers until January 1, 2015 and will not be fully implemented for all employers until January 1, 2016. In addition, states may choose not to implement the ACA Medicaid expansion and the number of states that will ultimately participate and under what terms is not clear. The full impact of ACA, including its impact on our government eligibility and enrollment services offerings, is difficult to predict due to uncertainty regarding how many states will ultimately implement the Medicaid expansion, as well as the law’s complexity, lack of implementing regulations for all of the law’s provisions, limited interpretive guidance, remaining or new court challenges, implementation issues and the possibility of further delays, amendment or repeal. For example, during the 2015 session the U.S. Supreme Court will decide a case known as King v. Burwell, which challenges the extension of federal subsidies to premiums for health insurance policies purchased through health insurance exchanges operated by the federal government. If the plaintiffs prevail, the ruling could significantly affect implementation of ACA, including making it more difficult for residents of states not operating an exchange to purchase or maintain insurance coverage.

Adoption of Healthcare Information Systems

We believe recent federal initiatives to control the rising cost of healthcare through the elimination of administrative and clinical inefficiencies will increase payer and provider adoption of healthcare information systems and increase the demand for our revenue and payment cycle and information exchange solutions. The American Recovery and Reinvestment Act of 2009 (“ARRA”) included federal subsidies that began in 2011 for eligible hospitals and eligible professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology, and through December 2014, approximately $26 billion in payments have been distributed. The “meaningful use” standard requires providers to successfully capture and exchange electronic clinical healthcare information, such as electronic prescriptions and lab orders. Beginning in 2015, eligible hospitals and eligible professionals who fail to attest to the meaningful use of EHR technology will face reductions in Medicare payments. In addition to initiatives supporting the meaningful use of EHR technology, federal law also provides for an electronic prescribing incentive program that uses a combination of Medicare incentive payments and payment adjustments to encourage electronic prescribing by eligible professionals. The goal of these initiatives is, in part, to establish the capability to electronically move clinical information among disparate healthcare information systems to help improve patient outcomes.

Moreover, the integration of EHR technology with computerized physician order entry applications, such as electronic prescribing, may promote greater use of electronic transactions. Industry estimates indicate that only half of all prescriptions are currently transmitted electronically. As a result, we believe that increasing provider adoption of electronic prescribing will continue to make it one of the fastest growing transaction types in our industry.

Implementation of Electronic Standardized Transactions

A key component of recent healthcare reform initiatives is a focus on reducing inefficiency and increasing quality of care through administrative simplification and the adoption of electronic commerce in the healthcare industry. HIPAA and its implementing regulations mandate provider and plan identifier standards and format and data content for certain electronic healthcare transactions, including claims, enrollment, payment and eligibility inquiries. In addition, ACA requires the adoption of additional standardized electronic transactions and provides for the creation of operating rules to promote uniformity in the implementation of each standardized electronic transaction. Many of our solutions are designed to assist our customers in complying with these requirements.

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

False or Fraudulent Claim Laws

Numerous state and federal laws govern various substantive aspects of the healthcare claims submission process for reimbursement and the receipt of payments for healthcare items or services. These laws generally prohibit an individual or entity from knowingly presenting or causing to be presented claims for payment to Medicare, Medicaid, other federally funded plans or programs or other third party payers that are false or fraudulent. False or fraudulent claims include, but are not limited to, billing for services not rendered, failing to refund known overpayments, misrepresenting actual services rendered in order to obtain higher reimbursement and improper coding and billing for medically unnecessary goods and services. The application of these provisions is very broad and the federal False Claims Act (“FCA”) and state false claims laws provide for significant civil and criminal penalties. In addition, the FCA and some state false claims laws can be enforced by private individuals through “whistleblower” or qui tam actions on behalf of the government. To avoid liability, providers and their contractors must, among other things, carefully and accurately code and submit claims for reimbursement.

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

Reductions in Government Healthcare Spending

In recent years, legislative and regulatory changes have limited, and in some cases reduced, the levels of payment that our customers receive for various services under the Medicare, Medicaid and other federal healthcare programs. In some cases, commercial payers base their payment rates on Medicare policy, and therefore, adjustments that negatively impact Medicare payments also may negatively impact payments received by healthcare providers from other payers. ACA provides for significant federal healthcare program spending reductions through 2019, including reductions in Medicare payments to most healthcare providers and Medicare Advantage plans. In addition to reductions required by ACA, the Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. The reductions have been extended through 2024. Under the BCA, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. The Medicaid program, however, is not included in the reductions. The President and Congress continue to consider deficit reduction measures and other changes to government healthcare programs that could adversely affect our customers and, as a result, our Company.

Our Intellectual Property

We rely upon a combination of trade secret, copyright and trademark laws, patents, license agreements, confidentiality procedures, nondisclosure agreements and technical measures to protect the intellectual property used in our business. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers. We also seek to control access to and distribution of our technology, documentation and other proprietary information.

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

The steps we have taken to protect our trade secrets, copyrights, trademarks, service marks, patents and other intellectual property may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property. If this were to occur, it could harm our reputation and adversely affect our competitive position or results of operations.

Our Employees

As of March 1, 2015, we had approximately 4,100 employees. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

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

The markets for our various solutions are intensely competitive, continually evolving and, in some cases, subject to rapid technological change. We face competition from many healthcare information systems companies and other technology companies within segments of the healthcare information technology and services markets. We also compete with certain of our customers that provide internally some of the same solutions that we offer. Our key competitors include: (i) healthcare transaction processing companies, including those providing EDI and/or internet-based services and those providing services through other means, such as paper and fax; (ii) healthcare information system vendors that support providers and payers and their revenue and payment cycle management and clinical information exchange processes, including physician and dental practice management, hospital information and electronic medical record system vendors; (iii) large information technology and healthcare consulting service providers; (iv) health insurance companies, pharmacy benefit management companies, hospital management companies and pharmacies that provide or are developing electronic transaction and payment distribution services for use by providers and/or by their members and customers; (v) print and mail vendors; (vi) financial institutions and payment processors that have invested in healthcare data management assets; (vii) government program eligibility and enrollment services companies; (viii) payment integrity companies; and (ix) consumer engagement and transparency companies. In addition, major software, hardware, information systems and business process outsourcing companies, both with and without healthcare companies as their partners, offer or have announced their intention to offer products or services that are competitive with solutions that we offer.

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

Our business largely depends upon our ability to connect electronically to a substantial number of payers, such as insurance companies, Medicare and Medicaid agencies and pharmacy benefit managers, and providers, such as hospitals, physicians, dentists, laboratories and pharmacies. The attractiveness of some of the solutions we offer to providers, such as our claims management and submission services, depends in part on our ability to connect to a large number of payers, which allows us to streamline and simplify workflows for providers. These connections either may be made directly or through a clearinghouse. We may not be able to maintain our links with a large number of payers on terms satisfactory to us, and we may not be able to develop new connections, either directly or through other clearinghouses, on satisfactory terms. The failure to maintain these connections could cause our solutions to be less attractive to our provider customers. In addition, our payer customers view our connections to a large number of providers as essential in allowing them to receive a high volume of transactions and realize the resulting cost efficiencies through the use of our solutions. Our failure to maintain existing connections with payers, providers and other clearinghouses or to develop new connections as circumstances warrant, or an increase in the utilization of direct links between payers and providers, could cause our electronic transaction processing systems to be less desirable to healthcare constituents, which would reduce the number of transactions that we process and for which we are paid, resulting in a decrease in revenues and an adverse effect on our financial condition and results of operations.

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

Our future financial results will depend in part on whether our new or updated solutions receive sufficient customer acceptance. These solutions include, without limitation:

•	electronic billing, payment and remittance services for payers, providers and patients that complement our existing paper-based patient billing and payment and payment distribution services;

•	electronic prescriptions from healthcare providers to pharmacies and pharmacy benefit managers;

•	our other pre- and post-adjudication services for payers and providers;

•	payment integrity and fraud, waste and abuse services for payers and providers;

•	government program eligibility and enrollment services for providers;

•	accounts receivable management, denial management, appeals and collection improvement services for providers;

•	healthcare and information technology consulting services for payers;

•	decision support, clinical information exchange or other business intelligence and data analytics solutions; and

•	consumer engagement and transparency services.

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

Our data and operation centers are essential to our business. Our operations depend on our ability to maintain and protect our computer systems, many of which are located in our primary data centers that we operate in Memphis and Nashville, Tennessee. We have consolidated several satellite data centers and plan to continue such consolidation. Our business and results of operations are also highly dependent on our print and mail operations, which are primarily conducted in Bridgeton, Missouri and Toledo, Ohio. We conduct business continuity planning and maintain insurance against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment; however, the situations we plan for and the amount of insurance coverage may not be adequate in any particular case. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of our solutions, which could impair or prohibit our ability to provide our solutions, reduce the attractiveness of our solutions to our customers and adversely impact our financial condition and results of operations.

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

Our business relies to a significant degree upon the secure electronic transmission, use and storage of sensitive information, including personal health information, financial information and other confidential data. Despite the implementation of security measures, our infrastructure, data centers and systems that we interface with, including the internet and related systems and our vendors, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks, terrorist attacks or other attacks by third parties or similar disruptive problems. We cannot predict whether our security measures will be adequate to prevent all possible security threats. Any of these events, including the unauthorized access, misappropriation, disclosure or loss of sensitive information, including financial or personal health information, or a significant disruption of our network, could adversely affect our ability to provide our solutions and fulfill contractual demands, could require us to devote significant financial and other resources to mitigate such problems and could increase our future security costs, including through organizational changes, deploying additional personnel and protection technologies, further training of employees and engaging third party experts and consultants. Moreover, unauthorized access, use or disclosure of certain confidential information in our possession could result in civil or criminal liability or regulatory action, including potential fines and penalties, as well as costs relating to required notifications, credit monitoring services and other necessary expenses. In addition, any actual or perceived breach of our security measures may deter customers from using or purchasing our solutions in the future. The occurrence of any of these events could disrupt our business and operations or harm our brand and reputation, either of which could adversely affect our financial condition and operating results.

Recently, there have been a number of high profile security breaches involving the improper dissemination of personal information of individuals both within and outside of the healthcare industry. Lawsuits resulting from these security breaches have sought significant monetary damages. While we maintain liability insurance coverage, claims could exceed the amount of our applicable insurance coverage, if any, or this coverage may not continue to be available on acceptable terms or in sufficient amounts.

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

Almost all of our revenue is either derived from the healthcare industry or could be affected by changes in healthcare spending. The healthcare industry is highly regulated and subject to changing political, legislative, regulatory and other influences. For example, ACA changes how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced Medicare program spending and insurance market reforms. ACA seeks to increase health insurance coverage through the expansion of Medicaid, establishment of health insurance exchanges to facilitate the purchase of health insurance by individuals and small employers, imposing penalties on individuals who do not obtain health insurance and imposing fines on employers with 50 or more full-time employees that do not offer employees health insurance. ACA insurance market reforms include increased dependent coverage, prohibitions on excluding individuals based on pre-existing conditions and mandated minimum medical loss ratios for health plans. In addition, ACA provides for significant new taxes, including an industry user tax paid by health insurance companies, as well as an excise tax on health insurers and employers offering high cost health coverage plans. ACA also imposes significant Medicare Advantage funding cuts and material reductions to Medicare and Medicaid program spending. ACA further provides for additional resources to combat healthcare fraud, waste and abuse and also requires HHS to adopt additional standards for electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

While many of the provisions of ACA are not directly applicable to us, ACA affects the business of our payer, provider and pharmacy customers and the Medicaid programs of the states with which we have contracts. The provisions of ACA that are designed to expand health coverage potentially could result in an overall increase in transactions for our business and demand for our solutions; however, our customers may attempt to reduce spending to offset the increased costs associated with meeting the various ACA insurance market reforms. Likewise, as the Medicare payment reductions and other reimbursement changes impact our customers, our customers may attempt to seek price concessions from us or reduce their use of our solutions. Thus, ACA may result in a reduction of expenditures by customers or potential customers in the healthcare industry, which could have an adverse effect on our business, financial condition and results of operations. Further, we may experience increased costs from responding to new standardized transaction and implementation rules and our customers’ needs. In addition, implementation of the employer mandate was delayed for most employers until January 1, 2015 and will not be implemented for all employers until January 1, 2016. States may opt out of the Medicaid expansion, and the number of states that will ultimately participate and under what terms is not clear. The full impact of ACA, including its impact on our government eligibility and enrollment services offerings, is difficult to predict due to uncertainty regarding how many states will ultimately implement the Medicaid expansion, as well as the law’s complexity, lack of implementing regulations for all of the law’s provisions or limited interpretive guidance, remaining or new court challenges, implementation issues and the possibility of further delays, amendments or repeal.

Moreover, there are currently numerous federal, state and private initiatives and studies seeking ways to increase the use of information technology in healthcare as a means of improving care and reducing costs. For example, ARRA included federal subsidies that began in 2011 for eligible hospitals and eligible professionals that adopt and meaningfully use certified EHR technology, and through December 2014 approximately $26 billion in payments have been distributed. These initiatives may result in additional or costly legal or regulatory requirements that are applicable to us and our customers, may encourage more companies to enter our markets, may provide advantages to our competitors and may result in the development of technology solutions that compete with ours. Any such initiatives also may result in a reduction of expenditures by customers or potential customers in the healthcare industry, which could have an adverse effect on our business.

In addition, other general reductions in expenditures by healthcare industry constituents could result from, among other things:

•	government regulation or private initiatives that affect the manner in which providers interact with patients, payers or other healthcare industry constituents, including changes in pricing or means of delivery of healthcare solutions;

•	reductions in governmental funding for healthcare, in addition to reductions required by ACA, such as reductions resulting from the BCA, which requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs, and laws that extend these cuts through 2024; and

•	adverse changes in business or economic conditions affecting payers, providers, pharmaceutical companies, medical device manufacturers or other healthcare industry constituents.

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

We have attempted to structure our operations to comply with legal and other requirements applicable to us directly and to our customers and third party contractors, but there can be no assurance that our operations will not be challenged or impacted by enforcement initiatives. Any determination by a court or agency that our solutions violate, or cause our customers to violate, applicable laws, regulations or other requirements could subject us or our customers to civil or criminal penalties. Such a determination also could require us to change or terminate portions of our business, disqualify us from serving customers who are or do business with government entities or cause us to refund some or all of our service fees or otherwise compensate our customers. In addition, failure to satisfy laws, regulations or other requirements could adversely affect demand for our solutions and could force us to expend significant capital, research and development and other resources to address the failure. Even an unsuccessful challenge by regulatory and other authorities or private whistleblowers could be expensive and time consuming, could result in loss of business, exposure to adverse publicity and injury to our reputation and could adversely affect our ability to retain and attract customers. Laws, regulations and other requirements impacting our operations include the following:

•	HIPAA Privacy and Security Requirements. There are numerous federal and state laws and regulations related to the privacy and security of personal health information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. We are directly subject to the HIPAA privacy and security regulations as a “Covered Entity” with respect to our operations as a healthcare clearinghouse and are directly subject to certain provisions of the regulations as a “Business Associate” through our relationships with customers.

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

If we are unable to properly protect the privacy and security of protected health information entrusted to us, we could be found to have breached our contracts with our customers. Further, if we fail to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS is required to perform compliance audits and has announced its intent to perform audits in 2015. In addition to enforcement by HHS, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. HHS has the discretion to impose penalties without being required to attempt to resolve violations through informal means, such as implementing a corrective action plan. Although we have implemented and maintain policies and processes to assist us in complying with these regulations and our contractual obligations, we cannot provide assurance regarding how these standards will be interpreted, enforced or applied to our operations.

•	Other Privacy and Security Requirements. In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of personal health information and healthcare provider information. Some states also are considering new laws and regulations that further protect the confidentiality, privacy and security of medical records or other types of personal information. In many cases, these state laws are not preempted by the HIPAA privacy standards and may be subject to interpretation by various courts and other governmental authorities. Further, the United States Congress and a number of states have considered prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the United States.

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

•	HIPAA Transaction and Identifier Standards. HIPAA and its implementing regulations mandate format and data content standards and provider identifier standards (known as the National Provider Identifier) that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. As required by ACA, HHS has established standards that health plans must use for electronic fund transfers with providers, has established operating rules for certain transactions and is in the process of establishing operating rules to promote uniformity in the implementation of the remaining types of covered transactions. ACA also requires HHS to establish standards for health claims attachment transactions. Further, HHS has adopted updated standard code sets for diagnoses and procedures known as the ICD-10 code sets. The use of the ICD-10 code sets is required by October 1, 2015.

HHS has established a unique health plan identifier for health plans that Covered Entities must use to identify health plans in standardized transactions beginning on November 7, 2016. HHS also has established an “other entity identifier” that entities involved in healthcare transactions that are not health plans, providers or individuals may opt to obtain and use.

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

•	Electronic Health Records. Medicare and Medicaid incentive payments are available for eligible hospitals and eligible professionals that adopt and meaningfully use EHR technology. Beginning in 2015, eligible hospitals and eligible professionals who fail to attest to the meaningful use of EHR technology will face reductions in Medicare payments. These incentives and the risk of reduced Medicare payments promote the adoption of EHR technology which may impact our business.

•	Anti-Kickback and Anti-Bribery Laws. A number of federal and state laws govern patient referrals, financial relationships with physicians and other referral sources and inducements to providers and patients, including restrictions contained in amendments to the Social Security Act, commonly known as the “federal Anti-Kickback Law.” The federal Anti-Kickback Law prohibits any person or entity from offering, paying, soliciting or receiving, directly or indirectly, anything of value with the intent of generating referrals of patients covered by Medicare, Medicaid or other federal healthcare programs. Violation of the federal Anti-Kickback Law is a felony. The Anti-Kickback Law contains a limited number of exceptions, and the Office of the Inspector General of HHS has created regulatory safe harbors to the federal Anti-Kickback Law. Activities that comply precisely with a safe harbor are deemed protected from prosecution under the federal Anti-Kickback Law. Failure to meet a safe harbor does not automatically render an arrangement illegal under the Anti-Kickback Law. The arrangement, however, does risk increased scrutiny by government enforcement authorities, based on its particular facts and circumstances. Our contracts and other arrangements may not meet an exception or a safe harbor.

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

•	Financial Services Related Laws and Rules. Financial services and electronic payment processing services are subject to numerous laws, regulations and industry standards. These laws may subject us, our vendors and our customers to liability as a result of our payment distribution and processing solutions. Although we do not act as a bank, we offer solutions that involve banks, or vendors who contract with banks and other regulated providers of financial services. The various payment modalities that we offer our customers directly and through third party providers may be deemed regulated activity at the federal or state level, and, as a result, we may be affected by banking and financial services industry laws, regulations and standards, such as licensing requirements, solvency standards, reporting and disclosure obligations and requirements to maintain the privacy and security of nonpublic personal financial information. In addition, our patient billing and payment distribution and processing solutions may be affected by payment card industry operating rules and security standards, certification requirements, state prompt payment laws and other rules governing electronic funds transfers. If we fail to comply with any applicable payment distribution and processing rules or requirements, we may be subject to fines and changes in transaction fees and may lose our ability to process payment transactions or facilitate other types of billing and payment solutions. Moreover, in addition to regulatory requirements related to electronic funds transfers, payment transactions processed using the Automated Clearing House Network are subject to network operating rules promulgated by the National Automated Clearing House Association, and these rules may affect our billing and payment practices. Further, our payments solutions may impact the ability of our payer customers to comply with state prompt payment laws. These laws require payers to pay healthcare claims meeting the statutory or regulatory definition of a “clean claim” within a specified time frame.

•	United States Postal Service Laws and Regulations. Our patient billing and payment and payment distribution services solutions provide mailing services primarily delivered through the United States Postal Service (“USPS”). Although we generally pass these costs through to our customers, postage is the largest component of our costs of operations. Postage rates are dependent on the operating efficiencies of the USPS and legislative and regulatory mandates imposed on the USPS as a result of various fiscal and political factors. Accordingly, new USPS laws or regulations, including changes in the interpretation of existing regulations, changes in the operations of USPS and recent or future rate increases, may negatively impact our business and results of operations. For example, if measures taken by the USPS to reduce its operating costs are not effective, additional postage rate increases or other operational changes may occur. We also rely on significant discounts from the basic USPS postage rate structure, which could be changed or discontinued at any time. While we cannot predict the timing or magnitude of such changes, the current economic and political environment is likely to lead to further rate increases and/or changes in the operations, policies and regulatory interpretations of the USPS. Because we may be unable to implement changes mandated by the USPS in our operations or pass future rate increases through to our customers, any failure or alleged failure to comply with applicable laws and regulations, or any adverse applications of, or changes in, the USPS laws and regulations affecting our business, could have a material adverse effect on our operating results and/or financial condition.

Legislative changes and contractual limitations may impede our ability to utilize our offshore service capabilities.

In our operations, we have contractors located outside of the United States who may have access to personal health information in order to assist us in performing services for our customers. From time to time, the United States Congress considers legislation that would restrict the transmission of personal health information regarding a United States resident to any foreign affiliate, subcontractor or unaffiliated third party without adequate privacy protections or without providing notice to the identifiable individual of the transmission and an opportunity to opt out. Some of the proposals considered would have required patient consent and imposed liability on healthcare businesses arising from the improper sharing or other misuse of personal health information. Congress also has considered creating a private civil cause of action that would allow an injured party to recover damages sustained as a result of a violation of these proposed restrictions. Furthermore, a number of states have considered prohibitions or limitations on the disclosure of medical or other personal information to individuals or entities located outside of the United States. If legislation of this type is enacted, our ability to utilize offshore resources may be impeded, and we may be subject to sanctions for failure to comply with the new mandates of the legislation. In addition, the enactment of such legislation could result in such work being performed at a lower margin of profitability, or even at a loss. Further, as a result of concerns regarding the possible misuse of personal health information, some of our customers have contractually limited or may seek to limit our ability to use our offshore resources. Use of offshore resources may increase our risk of violating our contractual obligations to our customers to protect the privacy and security of personal health information provided to us, which could adversely impact our reputation and operating results.

Failure by our customers to obtain proper permissions or provide us with accurate and appropriate data may result in claims against us or may limit or prevent our use of data which could harm our business.

We require our customers to provide necessary notices and obtain necessary permissions for the use and disclosure of the information that we receive. If they do not provide necessary notices or obtain necessary permissions, then our use and disclosure of information that we receive from them or on their behalf may be limited or prohibited by state or federal privacy or other laws. Such failures by our customers could impair our functions, processes and databases that reflect, contain or are based upon such data. For example, as part of our claims submission services, we rely on our customers to provide us with accurate and appropriate data and directives for our actions. While we have implemented features and safeguards designed to maximize the accuracy and completeness of claims content, these features and safeguards may not be sufficient to prevent inaccurate claims data from being submitted to payers. In addition, such failures by our customers could interfere with or prevent creation or use of rules, analyses or other data-driven activities that benefit us or make our solutions less useful. Accordingly, we may be subject to claims or liability for inaccurate claims data submitted to payers or for use or disclosure of information by reason of lack of valid notice or permission. These claims or liabilities could damage our reputation, subject us to unexpected costs and adversely affect our financial condition and operating results.

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

A portion of our revenues comes from customers that are governmental agencies or are funded by government programs. Our contracts and subcontracts may be subject to some or all of the following:

•	termination when appropriated funding for the current fiscal year is exhausted;

•	termination for the governmental customer’s convenience, subject to a negotiated settlement for costs incurred and profit on work completed, along with the right to place contracts out for bid before the full contract term, as well as the right to make unilateral changes in contract requirements, subject to negotiated price adjustments;

•	compliance and reporting requirements related to, among other things, agency specific policies and regulations, information security, subcontracting requirements, equal employment opportunity, affirmative action for veterans and workers with disabilities and accessibility for the disabled;

•	broad audit rights; and

•	specialized remedies for breach and default, including setoff rights, risk allocation, retroactive price adjustments and civil or criminal fraud penalties, as well as mandatory administrative dispute resolution procedures instead of state contract law remedies.

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

We rely upon a combination of trade secret, copyright and trademark laws, patents, license agreements, confidentiality procedures, nondisclosure agreements and technical measures to protect the intellectual property used in our business. The steps we have taken to protect and enforce our proprietary rights and intellectual property may not be adequate. For instance, we may not be able to secure trademark or service mark registrations for marks in the United States or in foreign countries or take similar steps to secure patents for our proprietary applications. Third parties may infringe upon or misappropriate our copyrights, trademarks, service marks, patents and other intellectual property rights. If we believe a third party has misappropriated our intellectual property, litigation may be necessary to enforce and protect those rights, which would divert management resources, would be expensive and may not effectively protect our intellectual property. As a result, if anyone infringes or misappropriates our intellectual property, it may have an adverse effect on our business, financial condition and results of operations.

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

We have significant long-lived assets which include property and equipment, identifiable intangible assets and goodwill. As of December 31, 2014, we had $244.2 million of property and equipment, $1,539.4 million of identifiable intangible assets and $1,702.6 million of goodwill on our balance sheet, which represented in excess of 90% of our total assets. We amortize property and equipment and identifiable intangible assets over their estimated useful lives which range from 3 to 20 years. Though we are not permitted to amortize goodwill under United States generally accepted accounting principles, we evaluate our goodwill for impairment at least annually. In the event an impairment of any of our long-lived assets is identified, a charge to earnings would be recorded. Although it would not affect our cash flow, a write-off in future periods of all or a part of these long-lived assets would adversely affect our financial condition and operating results. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Goodwill and Intangible Assets” of this Annual Report.

Our success depends in part on our ability to identify, recruit and retain skilled management and technical personnel. If we fail to recruit and retain suitable candidates or if our relationship with our employees changes or deteriorates, there could be an adverse effect on our business.

Our future success depends upon our continuing ability to identify, attract, hire and retain highly qualified personnel, including skilled management, product, technology, sales and marketing personnel, all of whom are in high demand and are often subject to competing offers. Competition for qualified personnel in the healthcare and information technology industries is intense, and we may not be able to hire or retain a sufficient number of qualified personnel to meet our requirements, or be able to do so at salary, benefit and other compensation costs that are acceptable to us. A loss of a substantial number of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for expansion of our business, could have an adverse effect on our business. In addition, while none of our employees are currently unionized, unionization of our employees is possible in the future. Such unionizing activities could be costly to address and, if successful, likely would adversely impact our operations.

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

We are a party to tax receivable agreements which obligate us to make payments to certain of our current and former owners, including affiliates of Blackstone, Hellman & Friedman and certain current and former members of management, equal to 85% of the applicable cash savings that we realize as a result of tax attributes arising from certain previous transactions, including the Merger (Blackstone, together with affiliates of Hellman & Friedman and certain current and former members of management, are hereinafter sometimes referred to collectively as the “TRA Members”).

The payments we are required to make under the tax receivable agreements could be substantial. The amount and timing of any payments under the tax receivable agreements will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and the tax rate then applicable. We expect that, assuming no material changes in tax law and that we earn sufficient taxable income to realize the full potential tax benefit, future payments will range from $0.9 million to $84.4 million per year over the next 14 years. As of December 31, 2014, we expected total remaining payments under the tax receivable agreements of approximately $351.2 million. $164.9 million of this amount, which included the initial fair value of the tax receivable agreement obligations at the time of the Merger plus accretion to date, was reflected as an obligation on the balance sheet at December 31, 2014.

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

As of December 31, 2014, our total debt was $2,204.4 million (before the deduction of unamortized debt discount of $30.5 million), comprised of $1,425.0 million of senior secured indebtedness under our Term Loan Facility, $375.0 million of indebtedness under the 2019 Notes, $375.0 million of indebtedness under the 2020 Notes and $29.4 million of indebtedness under our data sublicense agreement and other financing arrangements. Additionally, we had $119.2 million of unutilized capacity under our

Revolving Facility. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis or on terms satisfactory to us or at all.

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

Borrowings under our Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness may increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Due to a floor on the floating rate index of 1.25% under the Term Loan Facility, a 0.125% increase in the floating rates on the funded amounts under our Senior Credit Facilities would have had only a minimal impact on our annual cash interest expense. Assuming all revolving loans are drawn under the Revolving Facility, a 0.125% change in the floating rate would result in an additional $0.2 million increase in our annual cash interest expense. In January 2012, we entered into interest rate swaps that involve the exchange of floating for fixed rate interest payments that partially reduced our exposure to interest rate volatility. However, we may not maintain these interest rate swaps as currently structured with respect to our variable rate indebtedness, and any future additional swaps we enter into may not fully mitigate our interest rate risk.

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

The indentures governing our Senior Notes (the “Indentures”) also contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability and the ability of our restricted subsidiaries to:

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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Senior Credit Facilities and the Senior Notes. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, seek additional capital, restructure or refinance our indebtedness, including the Senior Credit Facilities and the Senior Notes, or sell assets. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The Senior Credit Agreement and the Indentures restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may not be adequate to meet any debt service obligations then due. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit ratings, which could harm our ability to incur additional indebtedness.

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

We also lease approximately 93,000 square feet of office space at a facility in Toledo, Ohio for our patient billing and payment services operations subject to a lease agreement due to expire in February 2022. In addition, we lease approximately 116,000 square feet at a facility in Bridgeton, Missouri, a suburb of St. Louis, which is subject to a lease agreement due to expire in November 2023.

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

We are an indirect wholly owned subsidiary of Parent, which is owned by the Investor Group. Accordingly, there is no public trading market for our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and related notes included in this Annual Report.

The following table sets forth our selected historical consolidated financial data at the dates and for the periods indicated. The selected historical consolidated financial data as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012 presented in this table, have been derived from the historical audited consolidated financial statements included in this Annual Report. The selected historical consolidated financial data as of December 31, 2012, 2011 and 2010, for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 and the year ended December 31, 2010 presented in this table have been derived from our historical audited consolidated financial statements not included in this Annual Report.

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

	Successor				Predecessor
	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012	November 2, 2011 through December 31, 2011	January 1, 2011 through November 1, 2011	Fiscal Year Ended December 31, 2010
			(In thousands)
Statement of Operations Data:(1)
Revenues(2)	$1,350,413	$1,242,567	$1,152,313	$187,116	$913,779	$1,002,152
Costs and expenses:
Cost of operations(2)	803,590	759,409	696,619	111,905	544,407	605,429
Development and engineering	33,564	32,538	34,529	5,268	26,828	31,291
Sales, marketing, general and administrative	199,977	168,708	146,534	23,910	123,361	123,232
Depreciation and amortization	189,218	183,839	187,225	29,094	128,761	124,721
Accretion	14,446	26,470	8,666	2,459	—	—
Impairment of long-lived assets	83,169	10,619	1,865	—	—	—
Transaction related costs	—	—	—	17,857	66,625	—

Total costs and expenses	1,323,964	1,181,583	1,075,438	190,493	889,982	884,673

Operating income (loss)	26,449	60,984	76,875	(3,377)	23,797	117,479
Interest expense, net	146,829	153,169	172,253	29,343	43,202	61,017
Loss on extinguishment of debt	—	23,160	21,853	—	—	—
Contingent consideration	1,307	(69)	—	(5,843)	(8,036)	(9,284)
Other	(3,968)	(4,133)	1,250	—	13	—

Income (loss) before income taxes	(117,719)	(111,143)	(118,481)	(26,877)	(11,382)	65,746
Income tax provision	(41,865)	(36,685)	(40,146)	(10,185)	8,201	32,579

Net income (loss)	(75,854)	(74,458)	(78,335)	(16,692)	(19,583)	33,167
Net income attributable to noncontrolling interest	—	—	—	—	5,109	13,621

Net income (loss) attributable to Emdeon Inc.	$(75,854)	$(74,458)	$(78,335)	$(16,692)	$(24,692)	$19,546

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:(1)
Cash and cash equivalents	$82,306	$76,538	$31,763	$37,925	$99,188
Total assets	3,870,664	3,747,882	3,769,118	3,832,067	2,491,565
Total debt(3)	2,173,905	2,030,356	2,017,010	1,961,108	946,243
Tax receivable obligations to related parties(4)	163,983	150,496	125,003	117,810	142,279
Total equity	$902,065	$968,546	$1,032,151	$1,103,789	$1,055,288

(1)	As a result of our history of business combinations, our financial position and results of operations may not be comparable for each of the periods presented.

(2)	Rebates to channel partners who are also customers are presented as a reduction of revenue for the years ended December 31, 2014, 2013 and 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011, and are generally presented within cost of operations for the year ended December 31, 2010.
(3)	Our debt at December 31, 2014, 2013, 2012, 2011 and 2010 is reflected net of unamortized debt discount of approximately $30.5 million, $33.1 million, $51.3 million, $58.5 million, and $42.6 million, respectively, related to original loan fees and purchase accounting adjustments to discount the debt to fair value. Total debt as of December 31, 2014, 2013, 2012, 2011 and 2010 includes an obligation of approximately $17.2 million, $22.5 million, $26.9 million, $30.6 million and $40.3 million, respectively, related to our data sublicense agreement.
(4)	In connection with the Merger, the tax receivable obligation to related parties was recorded at fair value. In the Predecessor periods, the liability was recorded at total expected payments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report. Some of the statements in the following discussion are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Annual Report.

Overview

We are a leading provider of revenue and payment cycle management and clinical information exchange solutions connecting payers, providers, pharmacies and patients in the United States healthcare system. Our solutions integrate and automate key business and administrative functions of our payer, provider and pharmacy customers throughout the patient encounter, including pre-care patient eligibility and benefits verification and enrollment, clinical information exchange, consumer engagement, claims management and adjudication, payment integrity, payment distribution, payment posting and denial management and patient billing and payment services. Our customers are able to improve efficiency, reduce costs, increase cash flow and more efficiently manage the complex revenue and payment cycle and clinical information exchange processes by using our comprehensive suite of solutions.

During 2014, we delivered our solutions and operated our business in three reportable segments: (i) payer services, which provides solutions primarily to commercial insurance companies, third party administrators and governmental payers; (ii) provider services, which provides solutions primarily to hospitals, physician practices, laboratories and other healthcare providers; and (iii) pharmacy services, which provides solutions to pharmacies, pharmacy benefit management companies, government agencies and other payers. Through our payer services segment, we provide payment cycle solutions that simplify the administration of healthcare related to insurance eligibility and benefit verification, claims management, payment integrity and payment distribution. Additionally, we provide patient billing and payment and consulting services through our payer services segment. Through our provider services segment, we provide revenue cycle management solutions, government program eligibility and enrollment services and revenue optimization solutions that simplify providers’ revenue cycle and workflow, reduce related costs and improve cash flow. Through our pharmacy services segment, we provide electronic prescribing, other electronic solutions and benefit administration services related to prescription benefit claim filing, adjudication and management.

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

We also expect to continue to be affected by general economic, regulatory and demographic factors affecting the healthcare industry. For several years, there has been pricing pressure in our industry, particularly as it relates to our claims management solutions, which has led and is expected to continue to lead to reduced prices for the same services. We have sought in the past and will continue to seek to mitigate pricing pressure by providing additional value-added solutions, increasing the volume of solutions we provide and managing our costs. In addition, significant changes in regulatory schemes, such as HIPAA, ARRA, ACA and other federal healthcare policy initiatives, impact our customers’ healthcare activities and can result in increased operating costs and capital expenditures for us. In particular, we believe the ACA has significantly affected the regulatory environment in which we and our customers operate by changing how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced federal healthcare program spending, increased efforts to link federal healthcare program payments to quality and efficiency and insurance market reforms. Also, changes in federal and state reimbursement patterns and rates can impact the revenues in certain of our businesses. We are unable to predict how providers, payers, pharmacies and other healthcare market participants will respond to the various reform provisions of ACA, and we cannot be sure that the markets for our solutions will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

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

Recent Developments

We reorganized our segments to align with our solution and service offerings effective January 1, 2015. This discussion and analysis reflects our segments as managed during the periods presented.

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

In July 2014, we acquired all of the equity interests of Capario, Inc. (“Capario”), a technology-enabled provider of revenue cycle management solutions, for initial cash consideration and the assumption of certain liabilities.

In November 2014, we acquired all of the equity interests of Change Healthcare Corporation (“Change Healthcare”), a technology-enabled provider of healthcare consumer engagement and transparency solutions, for initial cash consideration, contingent cash consideration that varies based on the performance of the acquired business in each of the three years following the acquisition and the assumption of certain liabilities. Contingent consideration payments are limited to a maximum of $50.0 million on a cumulative basis over the respective periods.

In December 2014, we acquired all of the equity interests of Adminisource Communications, Inc. (“Adminisource”), a technology-enabled provider of payment and communication solutions, for initial cash consideration and the assumption of certain liabilities.

Our Revenues and Expenses

We generate virtually all of our revenue by using technology solutions to provide our customers services that automate and simplify business and administrative functions for payers, providers and pharmacies generally on either a per transaction, per document, per communication, per member per month, per provider per month, monthly flat-fee, contingent fee or hourly basis.

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

The largest component of our cost of operations is postage, which is incurred in our patient billing and payment and payment distribution services businesses and which is also a component of our revenue in those businesses. Our postage costs increase as our patient billing and payment services volumes increase and also when the USPS increases postage rates. Postage rate increases, while generally billed as pass-through costs to our customers, affect our cost of operations as a percentage of revenue. In prior years, we have offset the impact of postage rate increases on cost of operations as a percentage of revenue through cost reductions from efficiency measures, including data communication expense reductions and production efficiencies. Though we plan to implement additional efficiency measures, we may not be able to offset the impact of postage rate increases in the future and, as a result, cost of operations as a percentage of revenue may increase if postage rate increases continue. Although the USPS historically has increased postage rates annually in most recent years, including in January 2013 and 2014 and has proposed an increase in April 2015, the frequency and nature of such annual increases may not occur as regularly in the future.

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

Our materials costs relate primarily to our patient statements and payment services volumes, and consist primarily of paper and printing costs.

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

Date	Business	Description	Affected Segment
May 2012	TC3 Health, Inc. (“TC3”)	Technology-enabled provider of cost containment and payment integrity solutions	Payer Services
June 2013	Goold Health Systems (“Goold”)	Technology-enabled provider of pharmacy benefit and related services primarily to state Medicaid agencies	Pharmacy Services
February 2014	Vieosoft	Development stage enterprise	Pharmacy Services
July 2014	Capario	Technology-enabled provider of revenue cycle management solutions	Payer Services and Provider Services
November 2014	Change Healthcare	Technology-enabled provider of healthcare consumer engagement solutions	All Other
December 2014	Adminisource	Technology-enabled provider of payment and communications solutions	Payer Services

For certain of our acquisitions, we agreed to transfer additional consideration to the sellers of the acquired businesses in the event that specified performance measures are achieved, including Goold, Vieosoft and Change Healthcare. United States generally accepted accounting principles generally require us to recognize the initial fair value of the expected amount to be paid under such contingent consideration arrangements as a component of the total consideration transferred. Subsequent changes in the fair value of the amounts expected to be paid, however, are generally required to be recognized as a component of net income. Such changes in fair value may occur based on changes in the expected timing or amount of payments or the effect of discounting the liability for the time value of money.

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

Income Taxes

Our blended statutory federal and state income tax rate generally ranges from 37% to 40%. Our effective income tax rate, however, is affected by several factors. The following table and subsequent commentary reconciles our federal statutory rate to our effective income tax rate and the subsequent commentary describes the more significant of the reconciling factors:

	Year Ended December 31,
	2014	2013	2012
Statutory U.S. federal tax rate	35.00%	35.00%	35.00%
State income taxes (net of federal benefit)	1.00	(1.89)	(2.95)
Other	0.79	(0.10)	(1.02)
Domestic production activities	—	—	2.85
Change in tax status	(1.23)	—	—

Effective income tax rate	35.56%	33.01%	33.88%

State Income Taxes—Our effective tax rate for state income taxes is generally impacted by changes in our apportionment. In addition, our effective tax rate for state income taxes for the year ended December 31, 2014 was affected by the change in tax status of EBS Master from a partnership to a corporation in January 2014.

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

Amendments of the Senior Credit Agreement

Our interest expense primarily is affected by the amount of debt funding and the applicable variable interest rates, including a fixed spread, under our Senior Credit Agreement. In April 2012, we amended the Senior Credit Agreement to reprice the Senior Credit Facilities and borrow $80.0 million of additional term loans for general corporate purposes, including acquisitions. As a result of these amendments, the LIBOR-based interest rate applicable to our Senior Credit Facilities was generally reduced by 175 basis points. The Senior Credit Agreement was also amended in April 2013 to further reduce the LIBOR-based interest rate by an additional 125 basis points, and to modify certain financial covenants. In December 2014, we borrowed an additional $160,000 under an incremental term loan facility (“Incremental Term Loan”) through an amendment to our Senior Credit Agreement.

Impairment of Long-lived Assets

During the year ended December 31, 2014, our pharmacy services segment received notice that its existing contract with a customer would not be renewed in full upon its expiration. As a result, we abandoned a customer related project that was under development and assessed the recoverability of the net assets included in the relevant asset group. We recognized a $73.2 million impairment charge to write off the abandoned project and to adjust the carrying value of the asset group to its fair value.

Additionally, we abandoned certain pharmacy services and provider services segment development projects in connection with execution of certain strategic initiatives. We recognized impairment charges of $10.0 million during the year ended December 31, 2014 related to these abandoned projects.

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

The discussion that follows presents information about our critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop each estimate:

Revenue Recognition

We generate most of our revenue by using technology solutions to provide services to our customers that automate and simplify business and administrative functions for payers, providers and pharmacies, generally on either a per transaction, per document, per communication, per member per month, per provider per month, monthly flat-fee, contingent fee or hourly basis.

Revenue for transaction services, payment distribution services, patient billing and payment services and consulting services is recognized as the services are provided. Postage fees related to our payment distribution services and patient billing and payment services volumes are recorded on a gross basis. Revenue for our government eligibility and enrollment services and accounts receivable management services generally is recognized at the time that our provider customer receives notice from the payer of a pending payment. Revenue for payment integrity services is recognized at the time that notice of customer acceptance is received.

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

With respect to the consideration transferred, certain of our acquisitions include contingent consideration, the fair value of which is generally required to be measured each quarter until resolution of the contingency. In addition to the judgments applicable to valuing tangible and intangible assets, the determination of the fair value of the attainment of certain specified financial performance measures requires management to make subjective judgments as to the probability and timing of the attainment of certain specified financial performance measures. The determination of the fair value of the contingent consideration is particularly sensitive to judgments relative to the probability of achieving the specified financial performance measures.

Goodwill and Intangible Assets

Goodwill and intangible assets from our acquisitions are accounted for using the acquisition method of accounting. Intangible assets with definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets generally as follows:

Customer relationships	5-20 years
Tradenames	3-20 years
Data sublicense agreement	6 years
Non-compete agreements	2-5 years
Backlog	4 years

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

We assess our goodwill for impairment annually (as of October 1 of each year) or whenever significant indicators of impairment are present. We first assess whether we can reach a more likely than not conclusion that goodwill is not impaired via qualitative analysis alone. To the extent such a conclusion cannot be reached based solely on a qualitative assessment, we (using the assistance of a valuation specialist as appropriate) compare the fair value of each reporting unit to its associated carrying value. If the fair value of the reporting unit is less than the carrying value, then a hypothetical acquisition method allocation is performed to determine the amount of the goodwill impairment to recognize.

During 2014, we identified payer services, provider services and pharmacy services as our reportable segments. These reportable segments, together with our channel partner and dental operating segments, are our reporting units. We estimate the fair value of our reporting units using a methodology that considers both income and market approaches. Specifically, for 2014, we estimated fair value of our reporting units based on the weighted average of fair value measures estimated under the income and market approaches.

Each approach requires the use of certain assumptions. The income approach requires management to exercise judgment in making assumptions regarding the reporting unit’s future income stream, a discount rate and a constant rate of growth after the initial five year forecast period utilized. These assumptions are subject to change based on business and economic conditions and could materially affect the indicated values of our reporting units. For example, a 100 basis point increase in our selected discount rate would result in a decrease in the indicated value of our payer services, provider services, pharmacy services, channel partner and dental reporting units of approximately $182 million, $78 million, $32 million, $22 million and $10 million, respectively. However, as the indicated fair value of each reporting unit exceeded their respective carrying values in the most recent annual impairment test by approximately $1,232 million, $247 million, $149 million, $104 million and $27 million, respectively, we do not believe that any of our reporting units are at risk of failing step one of our annual impairment test.

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

Tax Receivable Agreement Obligations

We are a party to tax receivable agreements which obligate us to make payments to certain of our current and former owners, including affiliates of Blackstone, Hellman & Friedman and certain members of management (collectively, the “TRA Members”), equal to 85% of the applicable cash savings that we realize as a result of tax attributes arising from certain previous transactions, including the Merger.

Prior to the Merger, the our balance sheet reflected these obligations at the amount that was both probable and reasonably estimable. In connection with the Merger, the tax receivable agreement obligations were adjusted to their fair value. The determination of the fair value required management to make assumptions as to the timing of the realization of net operating losses, the timing of payments to the TRA Members and the tax rates in effect during the life of the agreements. Changes in any of these or other factors are expected to impact the timing and amount of gross payments.

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

Results of Operations

The following table summarizes our consolidated results of operations for the years ended December 31, 2014, 2013 and 2012, respectively (amounts in thousands).

			Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenues	$1,350,413	100.0%	$1,242,567	100.0%	$1,152,313	100.0%
Cost and expenses:
Cost of operations (exclusive of depreciation and amortization below)	803,590	59.5	759,409	61.1	696,619	60.5
Development and engineering	33,564	2.5	32,538	2.6	34,529	3.0
Sales, marketing, general and administrative	199,977	14.8	168,708	13.6	146,534	12.7
Depreciation and amortization	189,218	14.0	183,839	14.8	187,225	16.2
Accretion	14,446	1.1	26,470	2.1	8,666	0.8
Impairment of long-lived assets	83,169	6.2	10,619	0.9	1,865	0.2

Operating income	26,449	2.0	60,984	4.9	76,875	6.7
Interest expense, net	146,829	10.9	153,169	12.3	172,253	14.9
Loss on extinguishment of debt	—	—	23,160	1.9	21,853	1.9
Contingent consideration	1,307	0.1	(69)	(0.0)	—	—
Other	(3,968)	(0.3)	(4,133)	(0.3)	1,250	0.1

Income (loss) before income tax provision (benefit)	(117,719)	(8.7)	(111,143)	(8.9)	(118,481)	(10.3)
Income tax provision (benefit)	(41,865)	(3.1)	(36,685)	(3.0)	(40,146)	(3.5)

Net income (loss)	$(75,854)	(5.6)%	$(74,458)	(6.0)%	$(78,335)	(6.8)%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Our total revenues were $1,350.4 million for the year ended December 31, 2014 as compared to $1,242.6 million for the year ended December 31, 2013, an increase of $107.8 million, or 8.7%. Factors affecting our revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $803.6 million for the year ended December 31, 2014 as compared to $759.4 million for the year ended December 31, 2013, an increase of $44.2 million, or 5.8%. As a percentage of revenue, our cost of operations was 59.5% for the year ended December 31, 2014 as compared to 61.1% for the year ended December 31, 2013. The increase in our cost of operations is primarily due to business growth, including approximately $17.3 million related to the inclusion of the acquired businesses, approximately $9.5 million related to the impact of the United States postage rate increase effective in January 2014 and increased labor and strategic growth initiative costs. The decrease in our cost of operations as a percentage of revenue is primarily due to changes in revenue mix and increased productivity.

Development and Engineering Expense

Our total development and engineering expense was $33.6 million for the year ended December 31, 2014 as compared to $32.5 million for the year ended December 31, 2013, an increase of $1.0 million, or 3.2%. The increase in our development and engineering expense is primarily due to strategic growth initiative and labor costs.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $200.0 million for the year ended December 31, 2014 as compared to $168.7 million for the year ended December 31, 2013, an increase of $31.3 million, or 18.5%. The increase in our sales, marketing, general and administrative expense was primarily due to approximately $8.1 million related to increased strategic growth initiatives and acquisition-related costs, approximately $6.4 million related to the inclusion of the acquired businesses, approximately $3.0 million related to the settlement of a vendor dispute and approximately $1.9 million related to canceling product development projects.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $189.2 million for the year ended December 31, 2014 as compared to $183.8 million for the year ended December 31, 2013, an increase of $5.4 million, or 2.9%. This increase was primarily due to increased capital expenditures and acquisition activity, partially offset by the effects of the impairment charge related to the pending partial loss of a customer contract.

Accretion Expense

Our accretion expense was $14.4 million for the year ended December 31, 2014 as compared to $26.5 million for the year ended December 31, 2013. The amount recognized as accretion expense can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in leverage, operations or other factors.

Interest Expense

Our interest expense was $146.8 million for the year ended December 31, 2014 as compared to $153.2 million for the year ended December 31, 2013, a decrease of $6.3 million, or 4.1%. This decrease was primarily due to the effect of lower interest rates on the Senior Credit Facilities as a result of the April 2013 repricing transaction and continued principal amortization, partially offset by the impact of the Incremental Term Loan.

Income Taxes

Our income tax benefit was $41.9 million for the year ended December 31, 2014 as compared to $36.7 million for the year ended December 31, 2013. Our effective tax rate was 35.6% for the year ended December 31, 2014 as compared to 33.0% for the year ended December 31, 2013. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to the change in tax status of EBS Master from a partnership to a corporation in January 2014, a decrease in state income tax rates and return to provision adjustments related to the 2013 tax year that we recognized in 2014.

Segment Revenues and Adjusted EBITDA

During 2014, we operated our business in three reportable segments: payer services, provider services and pharmacy services. In addition to these reportable segments, we reported financial information for three additional operating segments on an aggregate basis, one of which provides revenue cycle management solutions through channel partners, one of which provides revenue cycle solutions, either directly or through channel partners, to dental practices and one, beginning in December 2014 following the acquisition of Change Healthcare, which provides consumer engagement solutuions. We also maintain a corporate function which includes management, administrative and other shared corporate services such as information technology, legal, finance, human resources, marketing and product management.

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

Payer Services

Our payer services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	December 31,	December 31,
	2014	2013	$ Change
Revenue:
Claims management	$297,199	$290,980	$6,219
Payment distribution services	290,969	261,168	29,801
Patient billing and payment services	273,911	251,497	22,414
Intersegment revenue	8,723	6,006	2,717

	$870,802	$809,651	$61,151

Adjusted EBITDA	$282,901	$264,076	$18,825

Claims management revenue for the year ended December 31, 2014 increased by $6.2 million, or 2.1%, as compared to the prior year period. Claims management revenue for the year ended December 31, 2014 includes a one-time reduction of revenue of $4.6 million related to inaccurate data supplied by one of our customers. Excluding this one-time reduction, claims management revenue increased by $10.8 million, or 3.7%, primarily due to revenue of $5.4 million from the Capario acquisition and new sales and implementations.

Payment distribution services revenues for the year ended December 31, 2014 increased by $29.8 million, or 11.4%, as compared to the prior year period. This increase was primarily driven by new sales and implementations and the impact of the USPS postage rate increase effective in January 2014, partially offset by customer attrition.

Patient billing and payment services revenue for the year ended December 31, 2014 increased by $22.4 million, or 8.9%, as compared to the prior year period. This increase was primarily driven by the impact of the USPS postage rate increase effective in January 2014 and new sales and implementations, partially offset by customer attrition.

Payer services adjusted EBITDA for the year ended December 31, 2014 increased by $18.8 million, or 7.1%, as compared to the prior year period. As a percentage of revenue, payer services adjusted EBITDA was 32.5% for the year ended December 31, 2014 as compared to 32.6% for the year ended December 31, 2013. The increase in payer services adjusted EBITDA was primarily due to the impact of the revenue items described above, partially offset by strategic growth initiative costs.

Provider Services

Our provider services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	December 31,	December 31,
	2014	2013	$ Change
Revenue:
Revenue cycle technology	$127,565	$118,298	$9,267
Revenue cycle services	134,126	123,471	10,655
Physician services	43,250	37,329	5,921

	$304,941	$279,098	$25,843

Adjusted EBITDA	$144,009	$124,345	$19,664

Revenue cycle technology revenue for the year ended December 31, 2014 increased by $9.3 million, or 7.8%, as compared to the prior year period primarily due to new sales and implementations, partially offset by customer attrition.

Revenue cycle services revenue for the year ended December 31, 2014 increased by $10.7 million, or 8.6%, as compared to the prior year period primarily due to new sales and implementations and improved reimbursement patterns of federal and state payers related to our government eligibility and enrollment services, partially offset by customer attrition.

Physician services revenue for the year ended December 31, 2014 increased by $5.9 million, or 15.9%, as compared to the prior year period primarily due to the Capario acquisition and new sales and implementations, partially offset by customer attrition.

Provider services adjusted EBITDA for the year ended December 31, 2014 increased by $19.7 million, or 15.8%, as compared to the prior year period. As a percentage of revenue, provider services adjusted EBITDA was 47.2% for the year ended December 31, 2014 as compared to 44.6% for the year ended December 31, 2013. The increase in provider services adjusted EBITDA and as a percentage of revenue was primarily due to the impact of the revenue items described above and efficiency measures, partially offset by increased strategic growth initiative costs.

Pharmacy Services

Our pharmacy services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	December 31,	December 31,
	2014	2013	$ Change
Revenue:
Pharmacy services	$125,978	$112,083	$13,895
Intersegment revenue	352	334	18

	$126,330	$112,417	$13,913

Adjusted EBITDA	$66,802	$63,528	$3,274

Pharmacy services revenue for the year ended December 31, 2014 increased by $13.9 million, or 12.4%, as compared to the prior year period. Pharmacy services revenue for the year ended December 31, 2014 and 2013 included $23.5 million and $11.7 million, respectively, related to the Goold acquisition. Excluding this revenue, pharmacy services revenue for the year ended December 31, 2014 increased by $2.1 million, or 2.0%, as compared to the prior year period. This increase was primarily due to new sales and implementations, partially offset by customer attrition.

Pharmacy services adjusted EBITDA for the year ended December 31, 2014 increased by $3.3 million, or 5.2%, as compared to the prior year period. The increase in pharmacy services adjusted EBITDA is primarily due to the impact of the revenue items described above. As a percentage of revenue, pharmacy services adjusted EBITDA was 52.9% for the year ended December 31, 2014 as compared to 56.5% for the year ended December 31, 2013. The decrease in pharmacy services adjusted EBITDA as a percentage of revenue was primarily due to increased strategic growth initiative and channel partner costs, changes in revenue mix and the impact of the Goold and Vieosoft acquisitions.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Our total revenues were $1,242.6 million for the year ended December 31, 2013 as compared to $1,152.3 million for the year ended December 31, 2012, an increase of $90.3 million, or 7.8%. Factors affecting our revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $759.4 million for the year ended December 31, 2013 as compared to $696.6 million for the year ended December 31, 2012, an increase of $62.8 million, or 9.0%. As a percentage of revenue, our cost of operations was 61.1% for the year ended December 31, 2013 as compared to 60.5% for the year ended December 31, 2012. The increase in our cost of operations and as a percentage of revenue was primarily due to volume growth, including approximately $13.7 million related to the inclusion of acquired businesses, approximately $3.5 million related to the impact of the USPS postage rate increases effective in January 2012 and January 2013, and increased strategic growth initiative, acquisition-related and non-employee labor costs.

Development and Engineering Expense

Our total development and engineering expense was $32.5 million for the year ended December 31, 2013 as compared to $34.5 million for the year ended December 31, 2012, a decrease of $2.0 million, or 5.8%. The decrease in our development and engineering expense is primarily due to labor utilization and other efficiencies.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $168.7 million for the year ended December 31, 2013 as compared to $146.5 million for the year ended December 31, 2012, an increase of $22.2 million, or 15.1%. The increase in our sales, marketing, general and administrative expense was primarily due to approximately $10.6 million related to a charge related to canceling a product development project, approximately $5.0 million related to an estimated potential loss associated with a vendor fee dispute, approximately $4.7 million related to the inclusion of acquired businesses, approximately $3.1 million related to increased severance costs as a result of the departure of our former chief executive officer and other executives, and increased equity compensation expense and strategic growth initiative costs. These increases were partially offset by a reduction in fees associated with the April 2012 and April 2013 amendments of the Senior Credit Agreement, other professional fees and software maintenance costs.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $183.8 million for the year ended December 31, 2013 as compared to $187.2 million for the year ended December 31, 2012, a decrease of $3.4 million, or 1.8%. This decrease was primarily due to the full amortization of our backlog intangible assets that were initially recorded in connection with the Merger, partially offset by additional expense attributable to increased capital expenditures and acquisition activity.

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

Segment Revenues and Adjusted EBITDA

Payer Services

Our payer services revenue and adjusted EBITDA is summarized in the following table (in thousands):

	December 31,	December 31,
	2013	2012	$ Change
Revenue:
Claims management	$290,980	$251,073	$39,907
Payment distribution services	261,168	253,499	7,669
Patient billing and payment services	251,497	253,576	(2,079)
Intersegment revenue	6,006	4,832	1,174

	$809,651	$762,980	$46,671

Adjusted EBITDA	$264,076	$245,689	$18,387

Claims management revenue for the year ended December 31, 2013 increased by $39.9 million, or 15.9%, as compared to the year ended December 31, 2012. Claims management revenue for the year ended December 31, 2013 included $47.0 million related to the TC3 acquisition as compared to $25.4 million in the year ended December 31, 2012. Excluding this revenue, claims management revenue for the year ended December 31, 2013 increased by $18.3 million, or 7.3%, as compared to the prior year period. This increase was primarily due to new sales and implementations, partially offset by the impact of market pricing pressures on our transaction rates.

Payment distribution services revenue for the year ended December 31, 2013 increased by $7.7 million, or 3.0%, as compared to the year ended December 31, 2012. This increase was primarily driven by new sales and implementations and the impact of the USPS postage rate increases effective in January 2012 and January 2013, partially offset by customer attrition.

Patient billing and payment services revenue for the year ended December 31, 2013 decreased by $2.1 million, or 0.8%, as compared to the year ended December 31, 2012 primarily due to customer attrition and lower volumes, partially offset by new sales and implementations and the impact of the USPS postage rate increases effective in January 2012 and January 2013.

Payer services adjusted EBITDA for the year ended December 31, 2013 increased by $18.4 million, or 7.5%, as compared to the year ended December 31, 2012. As a percentage of revenue, payer services adjusted EBITDA was 32.6% for the year ended December 31, 2013 as compared to 32.2% for the year ended December 31, 2012. The increase in payer services adjusted EBITDA and as a percentage of revenue was primarily due to the impact of the revenue items described above, including the TC3 acquisition, partially offset by increased strategic growth initiative costs.

Provider Services

Our provider revenue cycle solutions segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	December 31,	December 31,
	2013	2012	$ Change
Revenue:
Revenue cycle technology	$118,298	$105,936	$12,362
Revenue cycle services	123,471	114,487	8,984
Physician services	37,329	34,629	2,700

	$279,098	$255,052	$24,046

Adjusted EBITDA	$124,345	$113,925	$10,420

Revenue cycle technology revenue for the year ended December 31, 2013 increased by $12.4 million, or 11.7%, as compared to the year ended December 31, 2012 primarily due to new sales and implementations, partially offset by customer attrition.

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

Physician services revenue for the year ended December 31, 2013 increased by $2.7 million, or 7.8%, as compared to the year ended December 31, 2012 primarily due to new sales and implementations, partially offset by customer attrition.

Provider services adjusted EBITDA for the year ended December 31, 2013 increased by $10.4 million, or 9.1%, as compared to the year ended December 31, 2012. As a percentage of revenue, provider services adjusted EBITDA was 44.6% for the year ended December 31, 2013 as compared to 44.7% for the year ended December 31, 2012. The increase in provider services adjusted EBITDA was primarily due to the impact of the revenue items described above, partially offset by increased labor costs in advance of related revenues, contracted service modifications and the effects of changing reimbursement patterns and rates of federal and state payers related to our government program eligibility and enrollment.

Pharmacy Services

Our pharmacy services revenue and adjusted EBITDA is summarized in the following table (in thousands):

	December 31,	December 31,
	2013	2012	$ Change
Revenue:
Pharmacy services	$112,083	$95,079	$17,004
Intersegment revenue	334	350	(16)

	$112,417	$95,429	$16,988

Adjusted EBITDA	$63,528	$58,453	$5,075

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

Pharmacy services adjusted EBITDA for the year ended December 31, 2013 increased by $5.1 million, or 8.7%, as compared to the year ended December 31, 2012. The increase in pharmacy services adjusted EBITDA is primarily due to the impact of the revenue items described above. As a percentage of revenue, pharmacy services adjusted EBITDA was 56.5% for the year ended December 31, 2013 as compared to 61.3% for the year ended December 31, 2013. The decrease as a percentage of revenue was primarily due to increased strategic growth initiative and channel partner costs and the impact of the Goold acquisition, partially offset by the impact of the revenue items discussed above.

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

Cash Flows

Operating Activities

Cash provided by operating activities was $205.7 million for the year ended December 31, 2014 as compared to $150.4 million for the year ended December 31, 2013, an increase of $55.3 million. The increase in cash provided by operating activities was primarily due to business growth, including the effects of acquisitions, the timing and reduction of interest payments under our Senior Credit Facilities and the timing of collections and disbursements.

Cash provided by operating activities was $150.4 million for the year ended December 31, 2013 as compared to $78.9 million for the year ended December 31, 2012, an increase of $71.5 million. The increase in cash provided by operating activities was primarily due to business growth, the timing and reduction of interest payments under our Senior Credit Facilities and the timing of collections and disbursements.

Cash provided by operating activities can be significantly impacted by our non-cash working capital assets and liabilities, which may vary based on the timing of cash receipts that fluctuate by day of week and/or month and also may be impacted by cash management decisions.

Investing Activities

Cash used in investing activities was $308.2 million, $83.6 million and $121.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Cash used in investing activities for all such periods primarily consisted of cash consideration paid for acquisitions and capital expenditures for property and equipment. In addition, the Company received proceeds of $0.7 million and $5.8 million during the years ended December 31, 2014 and 2013, respectively, related to the sale of its equity interest in a cost method investment.

Financing Activities

Cash provided by financing activities was $108.3 million for the year ended December 31, 2014, which primarily consisted of net proceeds from additional term loans of $157.6 million received in connection with the December 2014 Incremental Term Loan amendment of our Senior Credit Agreement, partially offset by principal payments under our Senior Credit Facilities, debt assumed from acquisitions and deferred financing arrangements.

Cash used in financing activities was $22.1 million for the year ended December 31, 2013, which primarily consisted of principal payments under our Senior Credit Facilities and deferred financing arrangements.

Cash provided by financing activities was $36.0 million for the year ended December 31, 2012, which primarily consisted of net proceeds from additional term loans of $70.4 million received in connection with the April 2012 amendment of our Senior Credit Agreement, partially offset by principal payments under our Senior Credit Facilities.

Long-term Debt

In November 2011, we entered into the Senior Credit Agreement which was comprised of the Term Loan Facility and the Revolving Facility, $375.0 million of 2019 Notes and $375.0 million of 2020 Notes.

Long-term debt as of December 31, 2014 and 2013 consisted of the following:

	December 31,	December 31,
	2014	2013
	(in thousands)
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $12,740 and $15,826 at December 31, 2014 and December 31, 2013, respectively (effective interest rate of 4.21%)	$1,252,652	$1,262,445
$160 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $2,369 and $0 at December 31, 2014 and December 31, 2013, respectively (effective interest rate of 4.56%)	157,231	—
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $6,720 and $7,664 at December 31, 2014 and December 31, 2013, respectively (effective interest rate of 11.53%)	368,280	367,336
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $8,624 and $9,560 at December 31, 2014 and December 31, 2013, respectively (effective interest rate of 11.86%)	366,376	365,440
Obligation under data sublicense agreement	17,237	22,543
Other	12,129	12,592
Less current portion	(27,308)	(31,330)

Long-term debt	$2,146,597	$1,999,026

Senior Credit Facilities

The Senior Credit Agreement provides that, subject to certain conditions, we may request additional tranches of term loans, increase commitments under the Revolving Facility or the Term Loan Facility or add one or more incremental revolving facility tranches (provided that the revolving credit commitments outstanding at any time have no more than three different maturity dates) in an aggregate amount not to exceed (a) $300.0 million plus (b) an unlimited amount at any time, subject to compliance on a pro forma basis with a first lien net leverage ratio of no greater than 4.00 to 1.00. Availability of such additional tranches of term loans or revolving facilities and/or increased commitments is subject to, among other conditions, the absence of any default under the Senior Credit Agreement and the receipt of commitments by existing or additional financial institutions. Proceeds of the Revolving Facility, including up to $30.0 million in the form of borrowings on same-day notice, referred to as swingline loans, and up to $50.0 million in the form of letters of credit, are available to provide financing for working capital and general corporate purposes.

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

In December 2014, we borrowed an additional $160.0 million under the incremental term loan facility (“Incremental Term Loan”) on identical terms and having the same rights and obligations as the existing term loans under the Senior Credit Agreement through an amendment to the Senior Credit Agreement.

In addition to paying interest on outstanding principal under the Senior Credit Facilities, we are required to pay customary agency fees, letter of credit fees and a 0.50% commitment fee in respect of the unutilized commitments under the Revolving Facility.

The Senior Credit Agreement requires that we prepay outstanding loans under the Term Loan Facility, subject to certain exceptions, with (a) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Senior Credit Agreement, (b) 50% (which percentage will be reduced to 25% and 0% based on our first lien net leverage ratio) of our annual excess cash flow and (c) 100% of the net cash proceeds of certain asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions.

We generally may voluntarily prepay outstanding loans under the Senior Credit Facilities at any time without premium or penalty other than breakage costs with respect to LIBOR loans; provided, however, we, for a period of six months following the December 2014 Incremental Term Loan amendment, are subject to a premium of 1.00% of the aggregate principal amount of any Incremental Term Loan amounts so prepaid.

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

As of December 31, 2014, we believe we were in compliance with all of the applicable debt covenants under the Senior Credit Agreement.

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

The Indentures contain covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:

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

As of December 31, 2014, we believe we were in compliance with all of the applicable debt covenants under the Senior Notes.

Summary Disclosures about Contractual Obligations and Commercial Commitments

Contractual Obligations

The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of December 31, 2014:

	Payments by Period
		Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(in thousands)
Senior Credit Facilities and other long-term obligations	(1)	$1,454,358	$27,308	$45,495	$1,381,555	$—
2019 Notes	(2)	375,000	—	—	375,000	—
2020 Notes	(3)	375,000	—	—	375,000	—
Expected interest	(4)	678,141	143,374	282,651	252,116	—
Tax receivable agreement obligations to related parties	(5)	351,190	945	65,270	108,228	176,747
Operating lease obligations	(6)	63,581	12,022	22,089	14,485	14,985
Contingent consideration obligation	(7)	17,486	11,548	2,880	3,058	—
Purchase obligations and other	(8)	117,254	32,016	50,238	12,000	23,000
Interest rate swap agreements	(9)	3,612	2,580	1,032	—	—

Total contractual obligations	(10)	$3,435,622	$229,793	$469,655	$2,521,442	$214,732

(1)	Represents the principal amount of indebtedness under the Senior Credit Facilities, deferred financing obligations and our data sublicense agreement.
(2)	Represents the principal amount of indebtedness under the 2019 Notes without reduction for any original issue discount.
(3)	Represents the principal amount of indebtedness under the 2020 Notes without reduction for any original issue discount.
(4)	Consists of interest payable under the Senior Credit Facilities and Senior Notes, and imputed interest payable under our data sublicense agreement. Interest related to the Senior Credit Facilities is based on our interest rates in effect as of December 31, 2014 and assumes that we make no optional or mandatory prepayments of principal prior to their maturity. Because the interest rates under the Senior Credit Facilities are variable, actual payments may differ.
(5)	Represents amount due based on facts and circumstances existing as of December 31, 2014 (without reduction for any fair value adjustment recognized in acquisition method accounting). The timing and/or amount of the aggregate payments due may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and the portion of payments under the tax receivable agreements constituting imputed interest or amortizable basis.
(6)	Represents amounts due under existing operating leases related to our offices and other facilities.
(7)	Contingent consideration transferred in connection with acquisitions includes a contingent obligation to make additional payments based on the achievement of certain future performance objectives. Because the ultimate timing and amount of payments are dependent on the outcome of future events, the timing and/or amount of these additional payments may vary from this estimate.
(8)	Represents contractual commitments under the transaction and advisory fee agreement we entered into with affiliates of Blackstone and Hellman & Friedman in connection with the Merger, certain telecommunication and other supply contracts and certain other obligations. Where our purchase commitments are cumulative over a period of time (i.e. no specified annual commitment), the table above assumes such commitments will be fulfilled on a ratable basis over the commitment period. Under the transaction and advisory fee agreement, in connection with or in anticipation of a change in control, sale of all or substantially all of our assets or an initial public offering of our equity, the affiliates of Blackstone and Hellman & Friedman have the option to receive a single lump sum cash payment equal to the then-present value of all the then-current and future annual advisory fees payable, assuming a remaining 12-year payment period from the date of the election.
(9)	Under our interest rate swap agreements, we receive a three-month LIBOR rate and pay a fixed rate of 1.6485% on a $640.0 million notional amount. The amounts in the above table represent the net amounts we expect to pay (including interest) in the respective periods based upon the three-month LIBOR yield curve in effect as of December 31, 2014.
(10)	Total contractual obligations exclude liabilities for uncertain tax positions of $0.1 million and commitments of a maximum of $7.0 million potentially due under the Company’s long term incentive plans from the above table due to the high degree of uncertainty regarding the ultimate amount, if any, and timing of future cash payments.

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

As of December 31, 2014, we had outstanding borrowings of $1,425.0 million (before unamortized debt discount) under the Senior Credit Agreement. The LIBOR-based interest rate on the Term Loan Facility and the Revolving Facility were each LIBOR plus 2.50%. The Term Loan Facility is subject to a LIBOR floor of 1.25% and there is no LIBOR floor on the Revolving Facility.

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

In January 2012, we executed three interest rate swap agreements with an aggregate notional amount of $640.0 million to reduce the variability of interest payments associated with the Term Loan Facility. For the year ended December 31, 2014, our interest rate swap agreements were designated as a cash flow hedge so that changes in the fair market value of the interest rate swap agreements were included within other comprehensive income.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. However, due to a floor on the floating rate index of 1.25% under the Term Loan Facility, as of December 31, 2014, our interest rates must increase by more than 100 basis points before our interest expense or cash flows are affected. Based on our outstanding debt as of December 31, 2014, and assuming that our mix of debt instruments, interest rate swaps and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have minimal impact on our earnings and cash flows.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to ensure that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process that is designed under the supervision of our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that:

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting.

Management reviewed the results of the assessment with the audit committee of the board of directors. Based on its assessment and review with the audit committee, management concluded that, at December 31, 2014, we maintained effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information with respect to current members of our board of directors as well as information relating to our current executive officers (ages are as of March 1, 2015).

Name	Age	Position
Neil E. de Crescenzo	53	Chief Executive Officer, Director
Randy Giles	57	Chief Financial Officer
Alex Choy	52	Executive Vice President — Research and Development and Chief Information Officer
Jason Erdell	41	Executive Vice President — Services
Kriten Joshi	43	Executive Vice President — Products
Gregory T. Stevens	49	Executive Vice President, General Counsel and Secretary
Gary D. Stuart	49	Executive Vice President — Sales
Howard L. Lance	59	Chairman of the Board of Directors
Philip M. Pead	62	Director
Pamela J. Pure	54	Director
Neil P. Simpkins	48	Director
Justin Sunshine	32	Director
Allen Thorpe	44	Director

Neil E. de Crescenzo. Mr. de Crescenzo, 53, has been our Chief Executive Officer and a member of our board of directors since September 2013. Prior to joining Emdeon, Mr. de Crescenzo served as the Senior Vice President and General Manager of the Global Health Sciences business of Oracle Corporation from June 2008 to September 2013. Prior to joining Oracle in 2006, Mr. de Crescenzo spent 10 years at IBM Corporation, including his last role as senior executive for Global Healthcare Business Consulting Services. Mr. de Crescenzo received a B.A. in Political Science from Yale University and an M.B.A. from Northeastern University. As a member of Emdeon’s senior management team, Mr. de Crescenzo provides our board of directors significant management and leadership experience gained by having served in multiple management and leadership positions within large providers of software and technology products and services. In addition, our board of directors benefits from Mr. de Crescenzo’s many years of experience in the healthcare software and information technology industries.

Randy Giles. Mr. Giles, 57, has been our Chief Financial Officer since April 2014 and served as our Executive Vice President — Finance from February 2014 to April 2014. Prior to joining Emdeon, Mr. Giles was an Executive Vice President from November 2010 to April 2011 and Executive Vice President, Chief Financial Officer and Treasurer for Coventry Health Care, Inc. from May 2011 to June 2013, when Coventry was acquired by Aetna. Prior to joining Coventry, Mr. Giles held numerous executive positions for UnitedHealthcare, the commercial health benefits division of UnitedHealth Group, Inc., including serving as CEO of two of UnitedHealthcare’s health plans in Texas and Division/Region CFO for several markets from August 1993 to October 2010. Prior to joining UnitedHealthcare, Mr. Giles held senior level positions at various health plans and began his career at Ernst & Young. Mr. Giles received a B.A. in Political Science and Economics from the University of North Carolina and an M.B.A. with concentrations in Finance and Accounting from Emory University.

Alex Choy. Mr. Choy, 52, has been our Executive Vice President — Research and Development and Chief Information Officer since January 2014. Prior to joining Emdeon, Mr. Choy served as the Global Vice President, Product Development at Oracle Corporation from January 2013 to December 2013. Prior to that, Mr. Choy served as the Vice President Engineering for enterprise software products for Adobe Systems from May 2006 to December 2012. Prior to joining Adobe, Mr. Choy held senior level engineering and development positions at Interwoven, Veritas Software, Tandem, Sun Microsystems and Hewlett-Packard. Mr. Choy received a B.S. in Computer Science from the University of California, Berkeley and a Masters Degree in Computer Science from Stanford University.

Jason Erdell. Mr. Erdell, 41, has been our Executive Vice President — Services since January 2015. Prior to joining Emdeon, Mr. Erdell held numerous executive positions for MedAssets from November 2010 to December 2014, including serving as the Managing Director of Consulting and Professional Services and the General Manager of Workforce Solutions. Prior to joining MedAssets, Mr. Erdell was Senior Vice President of Enterprise Accounts for The Broadlane Group, a healthcare group purchasing organization acquired by MedAssets in November 2010. Prior to joining The Broadlane Group in May 2009, Mr. Erdell held senior level positions for Gap Inc.,

Booz Allen Hamilton and Hewlett-Packard. Mr. Erdell received a B.S. in Operations Research and Industrial Engineering from Cornell University and an M.B.A. from the Kellogg School of Management at Northwestern University.

Kriten Joshi. Mr. Joshi, 43, has been our Executive Vice President – Products since December 2013. Prior to joining Emdeon, Mr. Joshi was Global Vice President of Healthcare Product Strategy for Oracle Corporation’s Health Sciences Global Business Unit from December 2006 to December 2013. Prior to joining Oracle, Mr. Joshi served in senior strategy roles in IBM’s Global Sales and Distribution organization from March 2003 to November 2006. Prior to that, Mr. Joshi was with McKinsey and Co. Mr. Joshi received a B.S. in Mathematics from the California Institute of Technology and a Ph.D. in Physics from the Massachusetts Institute of Technology.

Gregory T. Stevens. Mr. Stevens, 49, has been our Executive Vice President, General Counsel and Secretary since July 2008. Prior to joining Emdeon, Mr. Stevens served as Chief Administrative Officer, General Counsel, Secretary and Chief Compliance Officer of Spheris Inc. from July 2003 to June 2008. During February 2010, Spheris filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in order to facilitate the sale of Spheris pursuant to Section 363 thereunder to MedQuist Holdings, Inc. From March 2002 to June 2003, Mr. Stevens served as General Counsel and Secretary of Luminex Corporation. From 1996 to 2002, Mr. Stevens served as the Senior Vice President and General Counsel for Envoy Corporation. Prior to joining Envoy, Mr. Stevens practiced corporate and securities law with Bass, Berry & Sims PLC. Mr. Stevens received a B.A. in Economics and History and a J.D. from Vanderbilt University.

Gary D. Stuart. Mr. Stuart, 49, has been our Executive Vice President — Sales since January 2015. Prior to that, Mr. Stuart served in various executive roles at Emdeon, including serving as our Executive Vice President – Payer Services since March 2006. Mr. Stuart also served as Senior Vice President of Sales in the Transaction Services Division of WebMD Envoy from July 2002 to February 2005 and in various other capacities with WebMD since July 1998. Mr. Stuart received a B.A. in Business Administration from Texas State University.

Howard L. Lance. Mr. Lance, 59, has served on our board of directors since November 2012 and became the chairman of our board of directors in February 2013. Mr. Lance served as the Chairman, President and Chief Executive Officer of Harris Corporation from January 2003 until December 2011. Mr. Lance serves as chairman of the board of directors of Summit Materials LLC and as a director of Ferrovial S.A. Mr. Lance served as a director of Eastman Chemical Company from 2005 to 2014, Stryker Corporation from 2009 to 2014 and Aviat Networks, Inc. from 2007 to 2009. Mr. Lance received a B.S. in Industrial Engineering from Bradley University and an M.S. in Management from Purdue University. Mr. Lance brings to our board of directors extensive leadership and management skills developed through his prior service as a senior executive officer and director of large, public companies.

Philip M. Pead. Mr. Pead, 62, rejoined our board of directors in November 2012, having previously served on our board from February 2009 through August 2011. Mr. Pead has served as President and Chief Executive Officer of Progress Software Corp. since December 2012. Mr. Pead previously served as Executive Chairman and Interim Chief Executive Officer of Progress Software Corp. from November 2012 to December 2012, and as Non-Executive Chairman beginning in July 2012, having joined the Progress Software Corp. board of directors in July 2011. Prior to that, Mr. Pead served as Chairman of the board of directors of Allscripts Healthcare Solutions, Inc. from August 2010 through April 2012 following Allscripts’s acquisition of Eclipsys Corporation where he had served as President and Chief Executive Officer since May 2009. Mr. Pead also served as a director of Eclipsys since February 2009. Previously, Mr. Pead served as the managing partner of Beacon Point Partners LLC from March 2007 to May 2009. Mr. Pead received a B.S. in Economics from the University of London and a Business Administration Diploma from Harrow College of Technology. As the former chairman of the board of directors and executive officer of publicly-traded healthcare technology companies, Mr. Pead brings to Emdeon and our board of directors his leadership skills and intimate knowledge of the industry. Mr. Pead also has significant and varied management expertise, developed in roles of increasing responsibility throughout his career, including the integration of acquired companies, improving operating efficiencies and margins, managing complex regulatory compliance matters and growing the business, all of relevance to Emdeon.

Pamela J. Pure. Ms. Pure, 54, has served on our board of directors since January 2012. Ms. Pure has served as Chief Executive Officer of HealthMEDX, LLC since December 2011. Prior to that, Ms. Pure held numerous executive positions for McKesson Corporation and its affiliates since 2001, including her last role as Executive Vice President, McKesson Corporation and President, McKesson Technology Solutions from April 2004 to March 2009. Ms. Pure received a B.S. in Public Health from the University of North Carolina. Ms. Pure brings to our board of directors more than 25 years of experience in the healthcare information technology and services industry.

Neil P. Simpkins. Mr. Simpkins, 48, became a member of our board of directors in November 2011 and served as the chairman of our board of directors through February 2013. Mr. Simpkins has served as a Senior Managing Director in the Private Equity Group of Blackstone since December 1999. From 1993 until the time he joined Blackstone, Mr. Simpkins was a Principal at Bain Capital.

Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in London and in the Asia Pacific region. Mr. Simpkins has led Blackstone’s acquisitions of TRW Automotive Holding Corp., Vanguard Health Systems, Team Health LLC, Apria Healthcare Group Inc., Summit Materials Inc., Gates Corporation and Emdeon. He currently serves as lead director of TRW Automotive and as a director of Gates Corporation, Apria Healthcare Group and Summit Materials. Mr. Simpkins graduated with honors from Oxford University and received an M.B.A. from Harvard Business School. Mr. Simpkins has significant financial and investment experience and possesses executive management and strategic skills gained through his experience with other Blackstone portfolio companies. Mr. Simpkins also brings to us his additional board experience with several public and private companies which helps us informally benchmark our practices.

Justin Sunshine. Mr. Sunshine, 32, joined our board of directors in March 2014. Mr. Sunshine is a Principal in the Private Equity Group at Blackstone, with a focus on the healthcare services and chemicals sectors. Mr. Sunshine has worked in both the New York and London offices, and has been involved in the execution of Blackstone’s investments in the Intertrust Group and the ATC Group. Prior to joining the Private Equity Group, Mr. Sunshine was an Associate within Blackstone Advisory Partners from August 2009 to September 2011. Prior to Blackstone, Mr. Sunshine worked as a consultant in the strategy practice at Accenture. He currently serves as a member of the board of directors of Apria Healthcare Group, Inc. Mr. Sunshine received a B.B.A. in Finance from the University of Texas at Austin and an M.B.A. from the University of Chicago Booth School of Business. Mr. Sunshine has been engaged in the private equity industry for several years and brings to us his financial and investment experience that he gained while working on complex transactions related to other Blackstone portfolio companies.

Allen R. Thorpe. Mr. Thorpe, 44, has been a member of our board of directors since September 2008. Mr. Thorpe joined Hellman & Friedman in 1999 and has served as a Managing Director of Hellman & Friedman since 2004. At Hellman & Friedman, his primary areas of focus are healthcare and financial services. Prior to joining Hellman & Friedman in 1999, Mr. Thorpe was a Vice President with Pacific Equity Partners and a Manager at Bain & Company. Mr. Thorpe serves as a director of Pharmaceutical Product Development, Inc. and is a member of the advisory board of Grosvenor Capital Management Holdings, LLLP. He was formerly a director of Sheridan Holdings, Inc., Artisan Partners Asset Management Inc., LPL Financial Holdings Inc., Activant Solutions, Vertafore Inc., Mondrian Investment Partners Ltd., Gartmore Investment Management Limited and Mitchell International. Mr. Thorpe received an A.B. from Stanford University and an M.B.A. from Harvard Business School. As a member of our board of directors, Mr. Thorpe contributes his strategic, financial, healthcare and capital markets expertise through his career with equity investment firms. Mr. Thorpe also contributes insights on board leadership developed through his service on several boards of Hellman & Friedman’s portfolio companies.

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

The audit committee is currently comprised of Messrs. Pead (chair), Sunshine and Thorpe. During 2014, the audit committee was comprised of Messrs. Pead and Thorpe and Mr. Sunshine joined the committee in March 2014. Because we do not have any securities listed on a national securities exchange or on an automated quotation system, our board of directors is not required to have on the audit committee a person who qualifies under the rules of the SEC as an “audit committee financial expert” or as having accounting or financial management expertise under the similar rules of the national securities exchanges. While the audit committee has not designated any of its members as an audit committee financial expert, we believe that each of the current members of the audit committee is fully qualified to address any accounting, financial reporting or audit issues that may come before the audit committee.

Compensation Committee. The compensation committee (i) reviews and recommends policies relating to compensation and benefits of our directors, employees and certain other persons providing services to us and (ii) is responsible for reviewing and approving the compensation of our senior management. The compensation committee is currently comprised of Messrs. Simpkins (chair), Lance and Thorpe. The same individuals comprised the compensation committee throughout 2014.

Nominating Committee. The nominating committee (i) assists our board of directors in identifying and recommending individuals qualified to serve as directors of the Company, (ii) recommends to our board of directors director nominees for each committee of our board of directors, (iii) reviews and considers candidates who may be suggested by any of our directors or executive officers, or by any of our stockholders, if made in accordance with the Stockholders’ Agreement, our certificate of incorporation, bylaws and applicable law and (iv) reviews succession plans relating to senior management. The nominating committee is currently comprised of Messrs. Simpkins (chair), Lance and Thorpe. The same individuals comprised the nominating committee throughout 2014.

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

Compensation Discussion and Analysis

Overview

The following discussion analyzes our executive compensation program with respect to our named executive officers for the year ended December 31, 2014 and the material elements of the compensation packages awarded to such officers. The individuals whose compensation is discussed below are our Chief Executive Officer, Neil E. de Crescenzo, IV; our Chief Financial Officer, Randy Giles; our Executive Vice President — Pharmacy Services in 2014 (and current Senior Vice President, Strategic Marketing—Pharmacy), Kevin Mahoney; our Executive Vice President, General Counsel and Secretary, Gregory T. Stevens; our Executive Vice President — Payer Services in 2014 (and current Executive Vice President – Sales), Gary D. Stuart; our former Chief Financial Officer, Bob A. Newport, Jr.; and our former Executive Vice President — Provider Solutions, T. Ulrich Brechbühl. Mr. Newport left the Company in March 2014 and Mr. Brechbühl resigned effective November 2014. See the discussion under the headings “— Bob Newport Transition Letter Agreement” and “—T. Ulrich Brechbühl Separation Agreement” below for additional details. We collectively refer to these individuals in the following discussion as our “named executive officers.”

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

During 2014, the base salary for Messrs. de Crescenzo, Giles, Mahoney, Stevens, Stuart, Newport and Brechbühl was $700,000, $450,000, $250,000, $340,000, $350,000, $340,000 and $365,000, respectively. For 2014, base salaries comprised 49%, 7%, 71%, 54%, 60%, 19% and 35% of the total compensation for Messrs. de Crescenzo, Giles, Mahoney, Stevens, Stuart, Newport and Brechbühl, respectively. Effective in March 2015, Mr. de Crescenzo received an increase in base salary from $700,000 to $721,000, Mr. Giles received an increase in base salary from $450,000 to $463,500, Mr. Mahoney received an increase in base salary from $250,000 to $257,500, Mr. Stevens received an increase in base salary from $340,000 to $355,000 and Mr. Stuart received an increase in base salary from $350,000 to $360,500.

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

Under the Management Bonus Program, a participant’s annual target bonus is calculated as a percentage of the participant’s annual base salary as of the end of the fiscal year, with the target percentages generally being aligned with the participant’s level and role at the Company. The funding of bonuses under the Management Bonus Program is dependent on achievement of annual objective performance targets by the Company as a whole and of the operating division or divisions of which a participant is a part, if applicable. The amount of compensation a participant is eligible to be paid under the Management Bonus Program is determined primarily on the basis of objective Company performance measures determined by the compensation committee each year, such as Adjusted EBITDA and revenue.

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

2014

The compensation committee determined that 50% of the 2014 objective performance measures were based on Adjusted EBITDA targets and 50% were based on revenue targets under the Management Bonus Program. For the year ended December 31, 2014, annual cash bonuses were linked to achievement of Adjusted EBITDA within a range of $330 million to $392 million and achievement of revenue from $1.29 billion to $1.53 billion. We believe the combination of these performance factors and the proportionate weighting assigned to each reflected our overall Company goals for 2014, which balanced the achievement of revenue growth and improving our operating efficiency. These measures were calculated in the same manner as reported in our financial results.

For 2014, our named executive officers’ target annual cash bonuses as a percentage of base salary were 100% for Mr. de Crescenzo; 85% for each of Messrs. Giles, Stuart and Brechbühl, 80% for each of Messrs. Newport and Stevens and 50% for Mr. Mahoney. Pursuant to his separation agreement in connection with his resignation, Mr. Brechbühl remained eligible to receive a prorated bonus under the Management Bonus Program for his service during the 2014 fiscal year.

At the compensation committee’s first quarter 2015 meetings, the compensation committee reviewed the Company and individual performance results for 2014. The compensation committee, without input from Mr. de Crescenzo, determined the actual amount of cash bonuses to be paid to Mr. de Crescenzo, and, together with Mr. de Crescenzo’s input, determined the bonus payment for each other named executive officer. Based upon both achievement of Adjusted EBITDA of $364 million and revenue of $1.35 billion under the Management Bonus Program and each named executive officer’s individual performance review, Messrs. de Crescenzo, Giles, Mahoney, Stevens and Stuart received bonuses of $725,000, $383,000, $98,000, $280,000, and $220,000, respectively, for 2014. Pursuant to his transition letter agreement, Mr. Newport received a lump sum payment of $100,000, which payment represented the estimated prorated portion of Mr. Newport’s annual bonus in respect to the 2014 fiscal year. In accordance with his separation agreement, Mr. Brechbühl received a prorated bonus of $362,383.

2015

In November 2014, the compensation committee determined the objective performance measures for 2015 under the Management Bonus Program. For the year ending December 31, 2015, 50% of the objective performance measures will be based on Adjusted EBITDA targets and 50% will be based on revenue targets. After the objective performance measures are calculated, adjustments to the annual cash bonuses payable for 2015 will be made based on the executive’s achievement of individual objectives and contributions to us during the year. For 2015, our named executive officers’ target annual cash bonuses as a percentage of base salary are 100% for Mr. de Crescenzo, 85% for each of Messrs. Giles and Stuart, 80% for Mr. Stevens and 50% for Mr. Mahoney.

Equity-Based Awards

Parent Equity Plan

In addition to base salary and cash bonus compensation, each of our named executive officers is provided equity-based award compensation. Parent adopted the Beagle Parent Corp. Amended and Restated 2009 Equity Incentive Plan (the “Parent Equity Plan”), which amended and restated the 2009 Plan, in connection with the Merger. Pursuant to the Parent Equity Plan, 159,750 shares of Parent common stock have been reserved for issuance of equity awards to employees, directors and consultants of Parent and its affiliates. Parent has the authority to grant awards, to set the terms and conditions of such awards and to adopt, alter and repeal rules, guidelines and practices relating to the Parent Equity Plan and any awards granted thereunder. Because we are an indirect wholly owned subsidiary of Parent, awards under the Parent Equity Plan represent an indirect ownership interest in Emdeon.

In February 2014, Parent granted a stock option award to purchase shares of Parent common stock under the Parent Equity Plan to Mr. Giles. Pursuant to an award agreement entered into by Mr. Giles, he was granted options to purchase an aggregate of 7,000 shares of Parent common stock as follows:

(1) 2,750 Tier 1 Time-Vesting Options, which have an exercise price per share equal to $1,020 (the grant date fair market value as determined by Parent) and vest in equal 20% annual installments on the first through the fifth anniversary of the grant date, subject to the optionee’s continued employment through each vesting date;

(2) 1,500 Tier 2 Time-Vesting Options, which have an exercise price of $2,500, and vest in equal 20% annual installments on the first through the fifth anniversary of the grant date, subject to the optionee’s continued employment through each vesting date;

(3) 1,375 2x Exit-Vesting Options, which have an exercise price per share equal to $1,020, and vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least 2.0 times Blackstone’s cumulative invested capital (measured on a per Parent share basis) in Parent (the “2x MOIC Hurdle”) or (ii) sufficient to result in an annual internal rate of return on Blackstone’s cumulative invested capital in Parent of at least 20% (the “20% IRR Hurdle”); and

(4) 1,375 2.5x Exit-Vesting Options, which have an exercise price per share equal to $1,020, and vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least 2.5 times Blackstone’s cumulative invested capital (measured on a per Parent share basis) in Parent (the “2.5x MOIC Hurdle”) or (ii) sufficient to result in an annual internal rate of return on Blackstone’s cumulative invested capital in Parent of at least 25% (the “25% IRR Hurdle”).

Additionally, in February 2014, Parent granted Mr. Giles 1,500 restricted share units (“RSUs”) under the Parent Equity Plan. Each RSU represents the right to receive one share of common stock of Parent. The RSUs vest in equal 20% annual installments on the first through fifth anniversary of the date of the grant, subject to Mr. Giles’s continued employment through each vesting date.

No other equity-based awards were made to our named executive officers during 2014.

Co-Investment

Another component of equity based awards is that certain members of senior management, including certain named executive officers, and the board of directors are provided with the opportunity to invest in the common stock of Parent. We consider this investment opportunity an important part of our equity program because it encourages stock ownership and aligns the investing executive officer’s financial interests with those of our stockholders. In February 2014, Mr. de Crescenzo purchased 980 shares of Parent common stock at $1,020 per share for $999,600. No other named executive officers co-invested in Parent in 2014.

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

In 2014, the only perquisite or other compensation benefits deemed to be other compensation to our named executive officers for purposes of the Summary Compensation Table below were compensation related to Company-requested attendance at Company-sponsored award trips and any associated tax gross up, as well as matching contributions made by Emdeon on their behalf to our 401(k) Savings Plan. Our named executive officers participate in and make elective contributions under our 401(k) Savings Plan in the same manner as our other employees. See “— Summary Compensation Table” below.

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

Pursuant to the award agreements under the Parent Equity Plan, the awards granted to each named executive officer include acceleration of vesting features in connection with a change of control (as defined in the Stockholders’ Agreement). All outstanding unvested (i) Tier 1 and Tier 2 Time-Vesting Options will vest in full to the extent not previously forfeited; (ii) 2x Exit-Vesting Options will become fully vested if either the 2x MOIC Hurdle or the 20% IRR Hurdle is satisfied in connection with the change of control; and (iii) 2.5x Exit-Vesting Options will become fully vested if either the 2.5x MOIC Hurdle or 25% IRR Hurdle is satisfied in connection with the change of control. In addition, Mr. Giles’s RSUs will vest in full if his employment is terminated (i) by the Company without cause or due to death or disability; (ii) by Mr. Giles for good reason; or (iii) due to a change of control.

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

Because we are a privately-owned company, we are not subject to the limitations imposed by Section 162(m). The compensation committee, however, intends to take actions that are deemed to be in the best interest of the Company and its stockholders and to maximize the effectiveness of the Company’s executive compensation plans. Accordingly, we presently consider the tax, accounting and disclosure consequences to be influential but not determining factors in the design of our named executive officer compensation packages.

Compensation Committee Interlocks and Insider Participation

During 2014, none of our executive officers served as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our board of directors or the compensation committee.

Compensation Committee Report

The compensation committee has reviewed the foregoing Compensation Discussion and Analysis and discussed it with management and, based on such review and discussion, recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report.

Submitted by the compensation committee of the board of directors,

Howard Lance

Neil P. Simpkins

Allen R. Thorpe

Summary Compensation Table

The following table summarizes the compensation earned by each of our named executive officers for the years ended December 31, 2014, 2013 and 2012. In addition, there are certain contractual arrangements that exist between us and certain named executive officers, including a tax receivable agreement, that are not compensatory and are described in Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

							Non-Equity
				Stock	Option		Incentive Plan	All Other
		Salary	Bonus	Awards	Awards		Compensation	Compensation	Total
Name and Principal Position	Year	($)	($) (1)	($) (2)	($) (2)		($) (3)	($) (4)	($)
Neil E. de Crescenzo (5)	2014	700,000	—	—	—		725,000	17,066	1,442,066
Chief Executive Officer	2013	175,000	25,000	—	9,876,423		187,600	27,019	10,291,042
	2012	—	—	—	—		—	—	—
Randy Giles(5)	2014	405,000	—	1,530,000	3,295,742		383,000	10,902	5,624,644
Chief Financial Officer	2013	—	—	—	—		—	—	—
	2012	—	—	—	—		—	—	—
Kevin Mahoney(5)	2014	250,000	—	—	—		98,000	6,250	354,250
Executive Vice President —	2013	—	—	—	—		—	—	—
Pharmacy Services	2012	—	—	—	—		—	—	—
Gregory T. Stevens (5)	2014	340,000	—	—	—		280,000	6,538	626,538
Executive Vice President —	2013	337,404	—	—	—		297,590	6,375	641,369
General Counsel and Secretary	2012	—	—	—	—		—	—	—
Gary D. Stuart	2014	350,000	—	—	—		220,000	10,604	580,604
Executive Vice President —	2013	345,673	—	—	—		400,171	6,375	752,219
Payer Services	2012	325,000	—	—	2,943,420		250,000	6,250	3,524,670
Bob A. Newport, Jr.	2014	86,308	—	—	—		100,000	268,908	455,216
Former Chief Financial Officer	2013	337,404	—	—	—		297,590	6,375	641,369
	2012	325,000	—	—	2,943,420		215,000	6,250	3,489,670
T. Ulrich Brechbühl	2014	311,654	—	—	166,537	(6)	362,383	61,268	901,842
Former Executive Vice	2013	362,404	—	—	—		332,996	6,375	701,775
President — Provider Services	2012	350,000	—	—	3,392,797		225,000	6,250	3,974,047

(1)	The amount reported in this column for 2013 reflects a special bonus paid to Mr. de Crescenzo in recognition of significant contributions to the Company.
(2)	The amounts reported in these columns for 2014 represent the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718. Additional information regarding the awards is set forth in the tables and notes in the sections entitled “— Grants of Plan-Based Awards During 2014” and “— Outstanding Equity Awards at December 31, 2014.” Please see Note 14 to the consolidated financial statements for the year ended December 31, 2014 included elsewhere in this Annual Report for more information on how amounts in these columns are calculated.
(3)	The amounts reported in this column were paid under our annual cash bonus program.
(4)	For 2014, Messrs. de Crescenzo’s, Giles’ and Stuart’s additional compensation includes: (i) matching contributions to our 401(k) Savings Plan and (ii) compensation related to Company-requested attendance at Company-sponsored award trips and any associated tax gross up. The amounts for Mr. de Crescenzo were $6,500 and $10,566; the amounts for Mr. Giles were $5,029 and $5,873; and the amounts for Mr. Stuart were $6,521 and $4,083, respectively. For 2014, Messrs. Mahoney’s and Stevens’ additional compensation reflects matching contributions to our 401(k) Savings Plan. Messrs. Newport’s and Brechbühl’s additional compensation includes: (i) severance payments paid during 2014 and (ii) matching contributions to our 401(k) Savings Plan. The amounts for Mr. Newport were $266,315 and $2,593; and the amounts for Mr. Brechbühl were $56,355 and $4,913, respectively. See the discussion contained under the headings “— Bob Newport Transition Letter Agreement” and “—T. Ulrich Brechbühl Separation Agreement” below for a description of these severance payments.
(5)	Messrs. de Crescenzo (who joined the Company in September 2013) and Stevens were not named executive officers for the years ended December 31, 2012, and Messrs. Giles (who joined the Company in February 2014) and Mahoney were not named executive officers for the years ended December 31, 2013 and 2012. Therefore, only compensation for the applicable years is included in the chart.
(6)	This amount represents the incremental fair value of the stock options computed in accordance with FASB ASC Topic 718 related to a modification of such stock options allowing for certain options to remain outstanding until fourteen months after Mr. Brechbühl’s date of termination. Additional information regarding the awards is set forth in the tables and notes in the sections entitled “— Outstanding Equity Awards at December 31, 2014.” Please see Note 14 to the consolidated financial statements for the year ended December 31, 2014 included elsewhere in this Annual Report for more information on how amounts in this column are calculated. For additional details, see the section entitled “— T. Ulrich Brechbühl Separation Agreement” below.

Grants of Plan-Based Awards During 2014

The following table summarizes (i) awards granted under our Management Bonus Program and (ii) awards of options to purchase shares of Parent common stock.

Grant of Plan Awards During 2014

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Threshold ($)(2)	Target ($)	Maximum ($)(3)	Threshold (#)	Target (#)		Maximum (#)
Neil E. de Crescenzo	2/21/2014	175,000	700,000	1,400,000	—	—		—	—		—		—	—
Chief Executive Officer
Randy Giles	2/21/2014	95,625	382,500	765,000	—	—		—	—		—		—	—
Chief Financial Officer	2/4/2014	—	—	—	—	1,375	(5)	—	—		—		1,020	549,794
	2/4/2014	—	—	—	—	1,375	(6)	—	—		—		1,020	472,120
	2/4/2014	—	—	—	—	—		—	—		1,500	(7)	2,500	598,611
	2/4/2014	—	—	—	—	—		—	—		2,750	(8)	1,020	1,675,218
	2/4/2014	—	—	—	—	—		—	1,500	(9)	—		—	1,530,000
Kevin Mahoney	2/21/2014	31,250	125,000	250,000	—	—		—	—		—		—	—
Executive Vice President — Pharmacy Services
Gregory T. Stevens	2/21/2014	68,000	272,000	544,000	—	—		—	—		—		—	—
Executive Vice President, General Counsel & Secretary
Gary D. Stuart	2/21/2014	74,375	297,500	595,000	—	—		—	—		—		—	—
Executive Vice President — Payer Services
Bob A. Newport, Jr.(10)	2/4/2014	—	100,000	—	—	—		—	—		—		—	—
Former Chief Financial Officer
T. Ulrich Brechbühl(11)	2/21/2014	77,563	310,250	620,500	—	—		—	—		—		—	—
Former Executive Vice President — Provider Services

(1)	The amounts reported in these columns reflect amounts payable pursuant to our Management Bonus Program for 2014 at various points within the range of Company performance goals, assuming the satisfaction of individual performance criteria. For a description of the material terms of these awards and actual payouts made, see “Compensation Discussion and Analysis — Annual Cash Bonuses.”
(2)	The “threshold” represents the amount payable upon achievement at the starting point of the targeted ranges of Adjusted EBITDA and revenue, as calculated under the Management Bonus Program for 2014.
(3)	The “maximum” represents the amount payable upon achievement at the top of the targeted ranges of Adjusted EBITDA and revenue, as calculated under the Management Bonus Program for 2014.
(4)	The amounts reported in this column represent the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718. Please see Note 14 to the consolidated financial statements for the year ended December 31, 2014 included elsewhere in this Annual Report for more information on how these amounts were calculated.
(5)	Represents the 2x Exit-Vesting Options, which vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least the 2x MOIC Hurdle or (ii) sufficient to meet the 20% IRR Hurdle.
(6)	Represents the 2.5x Exit-Vesting Options, which vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least the 2.5x MOIC Hurdle or (ii) sufficient to meet the 25% IRR Hurdle.
(7)	Represents the Tier 2 Time-Vesting Options which vest in equal 20% annual installments on the first through the fifth anniversary of the grant date, subject to the optionee’s continued employment through each vesting date.

(8)	Represents the Tier 1 Time-Vesting Options which vest in equal 20% annual installments on the first through the fifth anniversary of the grant date, subject to the optionee’s continued employment through each vesting date.
(9)	Represents RSUs, and each RSU represents a contingent right to receive one share of common stock. The RSUs vest in equal 20% annual installments on the first through the fifth anniversary of the date of grant, subject to the awardee’s continued employment through each vesting date.
(10)	Mr. Newport’s eligibility to receive non-equity incentive awards with respect to 2014 is described below under the heading “— Bob Newport Transition Letter Agreement.”
(11)	Mr. Brechbühl’s eligibility to receive non-equity incentive awards with respect to 2014 is described below under the heading “—T. Ulrich Brechbühl Separation Agreement.”

Outstanding Equity Awards at December 31, 2014

The following table provides information regarding outstanding equity awards held by each of our named executive officers as of December 31, 2014.

	Option Awards										Stock Awards
	Option Grant	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration		Number of Shares of Units that Have Not Vested	Market Value of Shares or Units that Have Not Vested
Name	Date	(#)		(#)		(#)		($)	Date		(#)	($)
Neil E. de Crescenzo Chief Executive Officer	9/30/2013	—		—		3,750.00	(1)	1,020.00	9/30/2023		—	—
	9/30/2013	—		—		3,750.00	(2)	1,020.00	9/30/2023		—	—
	9/30/2013	500.00	(3)	2,000.00	(3)	—		2,500.00	9/30/2023		—	—
	9/30/2013	2,000.00	(4)	8,000.00	(4)	—		1,020.00	9/30/2023		—	—
Randy Giles Chief Financial Officer	2/4/2014	—		—		—		—	—		1,500.00	2,197,500
	2/4/2014	—		—		1,375.00	(1)	1,020.00	2/4/2024		—	—
	2/4/2014	—		—		1,375.00	(2)	1,020.00	2/4/2024		—	—
	2/4/2014	—		1,500.00	(3)	—		2,500.00	2/4/2024		—	—
	2/4/2014	—		2,750.00	(4)	—		1,020.00	2/4/2024		—	—
Kevin Mahoney Executive Vice President — Pharmacy Services	7/17/2012	—		—		333.75	(1)	1,000.00	7/17/2022		—	—
	7/17/2012	—		—		333.75	(2)	1,000.00	7/17/2022		—	—
	7/17/2012	300.00	(3)	200.00	(3)	—		2,500.00	7/17/2022		—	—
	7/17/2012	400.50	(4)	267.00	(4)	—		1,000.00	7/17/2022		—	—
Gregory T. Stevens Executive Vice President — General Counsel & Secretary	11/2/2011	425.00	(5)	—		—		250.00	8/11/2019	(6)	—	—
	7/17/2012	—		—		1,071.25	(1)	1,000.00	7/17/2022		—	—
	7/17/2012	—		—		1,071.25	(2)	1,000.00	7/17/2022		—	—
	7/17/2012	750.00	(3)	500.00	(3)	—		2,500.00	7/17/2022		—	—
	7/17/2012	1,285.50	(4)	857.00	(4)	—		1,000.00	7/17/2022		—	—
Gary D. Stuart Executive Vice President — Payer Services	11/2/2011	550.00	(5)	—		—		250.00	8/11/2019	(6)	—	—
	7/17/2012	—		—		1,183.75	(1)	1,000.00	7/17/2022		—	—
	7/17/2012	—		—		1,183.75	(2)	1,000.00	7/17/2022		—	—
	7/17/2012	900.00	(3)	600.00	(3)	—		2,500.00	7/17/2022		—	—
	7/17/2012	1,420.50	(4)	947.00	(4)	—		1,000.00	7/17/2022		—	—
T. Ulrich Brechbühl Executive Vice President — Provider Services Provider Services	11/2/2011	240.00	(5)	—		—		250.00	2/4/2015	(6)	—	—
	7/17/2012	—		—		1,370.00	(1)	1,000.00	7/4/2015		—	—
	7/17/2012	—		—		1,370.00	(2)	1,000.00	7/4/2015		—	—
	7/17/2012	1,644.00	(4)	—		—		1,000.00	1/4/2016		—	—

(1)	Represents the 2x Exit-Vesting Options, which vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least the 2x MOIC Hurdle or (ii) sufficient to meet the 20% IRR Hurdle. See the discussion contained under the heading “—T. Ulrich Brechbühl Separation Agreement” below for additional details regarding Mr. Brechbühl’s ability to exercise 2x Exit-Vesting Options held by him following his resignation.

(2)	Represents the 2.5x Exit-Vesting Options, which vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least the 2.5x MOIC Hurdle or (ii) sufficient to meet the 25% IRR Hurdle. See the discussion contained under the heading “—T. Ulrich Brechbühl Separation Agreement” below for additional details regarding Mr. Brechbühl’s ability to exercise 2.5x Exit-Vesting Options held by him following his resignation.
(3)	Represents the Tier 2 Time-Vesting Options which vest in equal 20% annual installments on the first through the fifth anniversary of the Merger (or the grant date in the case of Messrs. de Crescenzo and Giles), subject to the optionee’s continued employment through each vesting date.
(4)	Represents the Tier 1 Time-Vesting Options which vest in equal 20% annual installments on the first through the fifth anniversary of the Merger (or the grant date in the case of Messrs. de Crescenzo and Giles), subject to the optionee’s continued employment through each vesting date. See the discussion contained under the heading “— T. Ulrich Brechbühl Separation Agreement” below for additional details regarding Mr. Brechbühl’s ability to exercise Tier 1 Time-Vesting Options held by him following his resignation.
(5)	In connection with the Merger, the Company’s outstanding stock options became fully vested immediately prior to the closing of the Merger and, for certain members of senior management, were exchanged for new options of Parent common stock (the “Rollover Awards”). The exercise price and number of shares subject to the Rollover Awards were determined in accordance with applicable tax rules governing the conversion of options in the context of a change in control transaction. These amounts reflect the shares of Parent common stock underlying vested Rollover Awards.
(6)	The Rollover Awards have a 10-year term from the grant date of the original option which was granted under the 2009 Plan and rolled into the Parent Equity Plan. All or a portion of a Rollover Award may expire prior to its stated expiration date in the event of the optionee’s termination of employment.

Equity Awards Exercised During the Year Ended December 31, 2014

The following table provides information about the value realized by each of our named executive officers during the year ended December 31, 2014 upon the exercise of stock options.

EQUITY AWARDS EXERCISED DURING THE YEAR ENDED DECEMBER 31, 2014

	Option Awards
	Number of Shares Acquired on Exercise		Value Realized on Exercise
Name	(#)		($)
Bob A. Newport, Jr.	1,600	(1)	713,000
Former Chief Financial Officer

(1)	Mr. Newport exercised his 460 Rollover Awards with an exercise price of $250 on June 30, 2014 and exercised 1,140 options with an exercise price of $1,000 on July 29, 2014.

Potential Payments Upon Termination or Change in Control

The following summaries and table describe and quantify the potential payments and benefits that we would provide to our named executive officers in connection with their termination of employment and/or change in control. In determining amounts payable, we have assumed in all cases that the terms of the executive’s current employment and equity award agreements (including the terms of Mr. Newport’s transition letter agreement and Mr. Brechbühl’s separation agreement) with us were in effect on, and the termination of employment and/or change in control occurred on December 31, 2014.

Severance Benefits – Employment Agreements

The employment of each named executive officer may be terminated by us or by the executive at any time, with or without “cause.” Pursuant to each named executive officer’s employment agreement in effect at the end of 2014, the applicable named executive officer is entitled to receive severance benefits upon termination by us without “cause,” upon his resignation for “good reason,” or upon his termination due to his death or permanent disability. Upon an eligible termination, each named executive officer is entitled to continued payment of his base salary for one year (two years in the case of Mr. de Crescenzo and 18 months in the case of Mr. Stevens). In addition, each named executive officer other than Mr. Mahoney is entitled to a lump sum equal to that portion of the health insurance premiums that would have been paid for active employees with similar coverage (up to the amount we pay for active employees) for one year (18 months in the case of Messrs. de Crescenzo and Stevens). Moreover, Mr. de Crescenzo is entitled to be paid, in equal installments over two years, an amount equal to two times his annual target bonus, and Mr. Giles is entitled to be paid, in equal installments over a one year period, an amount equal to his annual target bonus. The executive’s entitlement to these severance payments and benefits is generally conditioned on continued compliance with his obligations not to compete with us and not to solicit our employees or customers for 18 months following termination of employment (two years in the case of Mr. de Crescenzo and one year in the case of Mr. Giles) and his release of all claims against us.

A termination for “cause” generally includes any of the following: failure to comply with our employment policies; misconduct or dishonesty in connection with the executive’s duties; or conviction of a felony or crime involving moral turpitude. Resignation for “good reason” generally includes: a reduction in the executive’s base salary; a reduction in the executive’s title, authority or duties or a relocation by more than fifty miles of the executive’s principal place of employment. For Messrs. Mahoney and Stuart, severance benefits are payable only upon resignation for “good reason” within 24 months following a “change in control.” A transaction prior to a future initial public offering that results in a “change in control” generally includes a sale or merger of Emdeon or its parent companies in which our stockholders do not hold a majority of the surviving or successor corporation; an event that causes Parent to cease to own indirectly 100% of Emdeon’s operating subsidiary; or a sale of all or substantially all of the assets of Emdeon, its parent companies or its operating subsidiary. A transaction following a future initial public offering that results in a “change in control” generally includes the acquisition by any person (other than a member of the Investor Group) of 35% or more of voting stock of our public company successor (the “Public Company”); a change in the control of at least a majority of the outstanding voting power of the Public Company as a result of any tender or exchange offer, merger or other business combination transaction; a majority change in the composition of the Public Company’s board of directors members as a result of a proxy contest or material transaction; or stockholder approval of a liquidation, sale, or other disposition of substantially all the Public Company’s assets. Under the terms of their employment agreements, Messrs. de Crescenzo, Giles and Stevens are entitled to severance benefits in the event of resignation for “good reason” without regard to whether a “change in control” transaction has or will occur.

No named executive officer has any right to receive a “gross up” for any excise tax imposed by Section 4999 of the Code, or any other federal, state and local income tax.

Accelerated Vesting of Equity-Based Awards

All outstanding unvested Tier 1 and Tier 2 Time-Vesting Options will vest upon a change in control and the 2x Exit-Vesting Options and 2.5x Exit-Vesting Options will vest upon the occurrence of certain “exit” transactions described above which may coincide with a change in control. In addition, Mr. Giles’s RSUs will vest in full if his employment is terminated (i) by the Company without cause or due to death or disability; (ii) by Mr. Giles for good reason; or (iii) due to a change of control. The provisions governing the equity awards held by certain of our named executive officers pursuant to the Parent Equity Plan are described in further detail in the section entitled “Executive Compensation — Severance and Change in Control Protection.”

Calculations of Benefits to Which Executives Would be Entitled

Assuming termination of employment occurred on December 31, 2014, the dollar value of the payments and other benefits to be provided to each named executive officer under his employment agreement are estimated to be as follows:

Estimated Payments And Benefits Upon Termination

	Termination by us Without		Resignation for “Good
	“Cause” or Upon Death	Resignation for	Reason” Following a
Name	Or Disability	“Good Reason”	“Change in Control”
Neil E. de Crescenzo Chief Executive Officer	Salary Continuation $1,400,000 Bonus Payment $1,400,000 Insurance Coverage $30,402	Salary Continuation $1,400,000 Bonus Payment $1,400,000 Insurance Coverage $30,402	Salary Continuation $1,400,000 Bonus Payment $1,400,000 Insurance Coverage $30,402

Randy Giles Chief Financial Officer	Salary Continuation $450,000 Bonus Payment $382,500 Insurance Coverage $19,911	Salary Continuation $450,000 Bonus Payment $382,500 Insurance Coverage $19,911	Salary Continuation $450,000 Bonus Payment $382,500 Insurance Coverage $19,911

Kevin Mahoney Executive Vice President — Pharmacy Services	Salary Continuation $250,000	—	Salary Continuation $250,000

Gregory T. Stevens Executive Vice President — General Counsel & Secretary	Salary Continuation $510,000 Insurance Coverage $18,091	Salary Continuation $510,000 Insurance Coverage $18,091	Salary Continuation $510,000 Insurance Coverage $18,091

Gary D. Stuart Executive Vice President — Payer Services	Salary Continuation $350,000 Insurance Coverage $18,024	—	Salary Continuation $350,000 Insurance Coverage $18,024

Bob A. Newport, Jr. (1) Former Chief Financial Officer	Salary Continuation $340,000 Bonus Payment $100,000 Insurance Coverage $14,358	—	—

T. Ulrich Brechbühl (2) Former Executive Vice President — Provider Solutions	Salary Continuation $365,000 Bonus Payment $362,383 Insurance Coverage $14,240	—	—

(1)	In February 2014, the Company and Mr. Newport entered into a transition letter agreement with respect to Mr. Newport’s termination and transition of employment. The amounts represented in the table above reflect the total payments to be made pursuant to the transition letter agreement entered into with Mr. Newport. For additional details, see the section entitled “— Bob Newport Transition Letter Agreement” below.
(2)	In September 2014, Mr. Brechbühl resigned from the Company. In connection with his resignation, Mr. Brechbühl entered into a separation agreement with the Company. The amounts represented in the table above reflect the total payments to be made pursuant to the separation agreement entered into with Mr. Brechbühl in connection with his resignation. For additional details , see the section entitled “—T. Ulrich Brechbühl Separation Agreement” below.

Bob Newport Transition Letter Agreement

In February 2014, the Company and Mr. Newport entered into a transition letter agreement with respect to Mr. Newport’s termination and transition of employment. The transition letter agreement provided that Mr. Newport would continue as our Chief Financial Officer until March 31, 2014. The transition letter agreement also provided that Mr. Newport’s departure constituted a termination without “cause” for purposes of the terms and conditions of his employment agreement and that Mr. Newport would receive the severance benefits provided by his employment agreement following a termination without “cause”, including the payment of Mr. Newport’s earned and unpaid base salary, accrued health and retirement benefits, accrued but unreimbursed expenses, the continuation of his base salary as severance payments for a period of one year, to be paid in accordance with the Company’s regular payroll practices, and a lump sum payment equivalent to that portion of applicable health insurance premiums that would have been paid by the Company for a period of one year. In addition, pursuant to the transition letter agreement, Emdeon agreed to pay Mr. Newport a lump sum payment of $100,000 which payment represented the prorated portion of Mr. Newport’s annual bonus in respect of the 2014 fiscal year. The terms of the transition letter agreement were subject to Mr. Newport’s continued employment through March 31, 2014, and his execution of a standard release. Mr. Newport’s receipt of these payments is conditioned upon his continued compliance with his obligation not to compete with us and not to solicit our employees or customers for eighteen months following his termination of employment.

T. Ulrich Brechbühl Separation Agreement

In September 2014, Mr. Brechbühl resigned from the Company effective November 4, 2014 (the “Termination Date”). In connection with his resignation, Mr. Brechbühl entered into a separation agreement with the Company that provided him with certain severance benefits in lieu of those he would have been entitled to under his employment agreement. Under the terms of the separation agreement, the Company will pay to Mr. Brechbühl (i) $365,000 in equal monthly installments over the twelve months following his termination, (ii) the portion of his annual bonus in respect of the 2014 year prorated for his service from the beginning of the fiscal year and on actual performance as though Mr. Brechbühl remained employed with the Company through the payment date of the annual bonus, and (iii) a lump sum cash payment equal to $14,240 representing the health insurance premiums that would have been paid for active employees with similar coverage (up to the amount we pay for active employees) for twelve months after the Termination Date. Mr. Brechbühl’s continued receipt of these payments is conditioned upon his continued compliance with his obligation not to compete with us and not to solicit our employees or customers for eighteen months following his termination of employment.

In addition, under the terms of the separation agreement, outstanding stock options to purchase shares of Parent common stock held by Mr. Brechbühl at the time of his resignation were modified or forfeited as described below:

•	1,644 Tier 1 Time-Vesting Options with an exercise price of $1,000, which had vested as of the Termination Date, and will remain outstanding and eligible for exercise until fourteen months after the Termination Date;

•	1,370 2x Exit-Vesting Options with an exercise price of $1,000 per share will remain outstanding and will vest and become exercisable on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least the 2.0x MOIC Hurdle or (ii) sufficient to meet the 20% IRR Hurdle, provided that such options will expire if not previously vested and exercised eight months after the Termination Date;

•	1,370 2.5x Exit-Vesting Options with an exercise price of $1,000 per share will remain outstanding and will vest and become exercisable on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least the 2.5x MOIC Hurdle or (ii) sufficient to meet the 25% IRR Hurdle, provided that such options will expire if not previously vested and exercised eight months after the Termination Date; and

•	1,096 unvested Tier 1 Time-Vesting Options and a total of 1,700 vested and unvested Tier 2 Time-Vesting Options were forfeited by Mr. Brechbühl and cancelled without consideration as of the Termination Date.

Mr. Brechbühl’s Rollover Awards were treated in accordance with their terms.

DIRECTOR COMPENSATION

This section describes the compensation we provided to our non-employee directors in 2014. Directors who are employed by us are not compensated by us for their services as directors. The table below shows amounts paid to our non-employee directors for the year ended December 31, 2014.

DIRECTOR COMPENSATION FOR THE YEAR ENDED DECEMBER 31, 2014

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Equity- Based Awards ($)	All Other Compensation ($)	Total ($)
Pamela J. Pure	100,000	—	—	—	100,000
Howard L. Lance	500,000	—	—	—	500,000
Philip M. Pead	100,000	—	—	—	100,000

(1)	During 2014, our board of directors also included Allen R. Thorpe, Neil P. Simpkins and Justin Sunshine as non-employee directors. Because these directors received no compensation for serving as directors, such directors are not included in this table.

Pursuant to the Stockholders’ Agreement, Ms. Pure and Mr. Pead serve as independent directors on Parent’s and our boards of directors based on their respective nominations by Blackstone, in consultation with Hellman & Friedman, and Mr. Lance serves as a member of Parent’s and our boards of directors based on his nomination by Blackstone as a Blackstone nominee. Ms. Pure and Mr. Pead each received an annual retainer of $100,000 in 2014 for their services. In connection with his services as our chairman of the board, Mr. Lance’s received an annual retainer of $250,000. Mr Lance also is paid additional amounts by one of our stockholders, and we reimburse the stockholder for a portion of these amounts. For 2014, the amount reimbursed by us was $250,000.

The Company did not grant any equity-based awards to its non-employee directors in 2014. In connection with a non-employee director’s appointment to our board of directors, the Company has granted and may in the future grant to non-employee directors equity awards in the form of options, stock appreciation rights and/or restricted stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Parent owns 100% of the issued and outstanding shares of common stock of Holdings, which, in turn, owns 100% of the issued and outstanding shares of common stock of Emdeon. The issued and outstanding capital stock of Parent consists of 1,216,042.75 shares of Parent common stock. The holders of Parent common stock are generally entitled to one vote per share on all matters submitted for action by the stockholders, to receive ratably such dividends and distributions as may be declared or paid from time to time by the board of directors and to pro rata distribution of any available and remaining assets upon a liquidation or dissolution of Holdings.

The following table sets forth certain information as of March 1, 2015 with respect to shares of Parent common stock beneficially owned by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group and (iv) each person known to us to be the beneficial owner of more than 5% of the outstanding Parent common stock as of such date.

Except as indicated in the footnotes to the table, each of the stockholders listed below has sole voting and investment power with respect to shares of Parent common stock owned by such stockholder. Unless otherwise noted, the address of each beneficial owner of is c/o Emdeon Inc., 3055 Lebanon Pike, Suite 1000, Nashville, Tennessee 37214.

	Shares of Parent		Percentage of Parent
	Common Stock		Common Stock Beneficially
Name and Address of Beneficial Owner	Beneficially Owned		Owned
Principal Stockholders:
Blackstone (1)	966,041.75		79.44%
Hellman & Friedman (2)	245,000.00		20.15%
Directors and Named Executive Officers:
Neil de Crescenzo	3,480.00	(3)	*
Randy Giles	850.00	(3)	*
Kevin Mahoney	700.50	(3)	*
Greg Stevens	2,460.00	(3)	*
Gary D. Stuart	2,870.50	(3)	*
Bob A. Newport, Jr.	—		*
T. Ulrich Brechbühl	1,884.00	(3)	*
Howard L. Lance	2,070.00	(3)	*
Philip M. Pead	690.00	(3)	*
Pamela J. Pure	300.00	(3)	—
Neil P. Simpkins(4)	—		—
Justin Sunshine(5)	—		—
Allen Thorpe(6)	—		—
All directors and executive officers as a group (13 persons)	18,166		1.49%

*	Less than 1%.
(1)	Shares of Parent common stock shown as beneficially owned by Blackstone are held by the following entities: Blackstone Capital Partners VI L.P. (545,297.50 shares); Blackstone Family Investment Partnership VI L.P. (88.00 shares); Blackstone Family Investment Partnership VI- ESC L.P. (4,614.50 shares); Blackstone Eagle Principal Transaction Partners L.P. (406,041.75 shares); and GSO COF Facility LLC (10,000.00 shares). The address of each of the entities listed in this note is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.
(2)	Shares of Parent common stock shown as beneficially owned by Hellman & Friedman are held by the following entities: H&F Harrington AIV II, L.P. (83,320.24 shares); HFCP VI Domestic AIV, L.P. (159,987.45 shares); Hellman & Friedman Investors VI, L.P. (896.06 shares); Hellman & Friedman Capital Executives VI, L.P. (715.40 shares); Hellman & Friedman Capital Associates VI, L.P. (80.85 shares). The address of each of the entities listed in this note is c/o Hellman & Friedman LLC, One Maritime Plaza, 12th Floor, San Francisco, California 94111.
(3)	Includes shares of Parent common stock issuable upon the exercise of equity awards that are or will become vested within 60 days after March 1, 2015.

(4)	Mr. Simpkins is a Senior Managing Director in Blackstone’s Private Equity Group. Mr. Simpkins disclaims beneficial ownership of any shares of Parent common stock owned directly or indirectly by Blackstone, except to the extent of his indirect pecuniary interest therein, if any. Mr. Simpkins’s address is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.
(5)	Mr. Sunshine is an employee of Blackstone, but has no investment or voting control over the shares beneficially owned by Blackstone. Mr. Sunshine disclaims beneficial ownership of any shares of Parent common stock owned directly or indirectly by Blackstone, except to the extent of his indirect pecuniary interest therein, if any. Mr. Sunshine’s address is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.
(6)	Mr. Thorpe is a Managing Director of Hellman & Friedman, but is not a member of its investment committee. Mr. Thorpe disclaims beneficial ownership of any shares of Parent common stock owned directly or indirectly by Hellman & Friedman, except to the extent of his pecuniary interests therein, if any. The address for Mr. Thorpe is c/o Hellman & Friedman LLC, 390 Park Avenue, 21st Floor, New York, New York 10022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Tax Receivable Agreement Obligations to Related Parties

General

In connection with our IPO, we entered into two tax receivable agreements (the “Investors Tax Receivable Agreements”) with an entity referred to herein as the “Tax Receivable Entity,” which is currently controlled by affiliates of the Investor Group. In connection with the Merger, we entered into amended and restated Investors Tax Receivable Agreements. We also entered into a third tax receivable agreement (the “Management Tax Receivable Agreement” and, together with the Investors Tax Receivable Agreements, the “Tax Receivable Agreements”) with certain members of our current and former senior management and directors (“Management Members”) in connection with our IPO. Except as otherwise discussed below under “— Certain Provisions of Tax Receivable Agreements,” the Tax Receivable Agreements generally provide for the payment by us to the Tax Receivable Entity or the Management Members of 85% of the applicable cash savings that we realize as a result of tax attributes arising from certain previous transactions, including the Merger.

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

The Tax Receivable Agreements provide that, upon certain changes of control, our or our successor’s obligations under the Tax Receivable Agreements would be based on certain assumptions, including that we or our successor would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other tax benefits covered by the Tax Receivable Agreements. The Merger did not result in a covered change of control under the Investor Tax Receivable Agreements, because those agreements were amended to provide that the Merger would not be treated as a covered change of control. The Merger, however, did result in a covered change of control under the Management Tax Receivable Agreement. As a result of the covered change of control caused by the Merger under the Management Tax Receivable Agreement or as a result of a subsequent covered change of control under the Investor Tax Receivable Agreements, we could be required to make payments under the Tax Receivable Agreements that significantly exceed our actual cash tax savings from the tax benefits giving rise to such payments.

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

The Company made cumulative payments to the Tax Receivable Entity and the Management Members of $1.0 million during the year ended December 31, 2014.

Transaction and Advisory Fee Agreement

In connection with the Merger, we entered into a transaction and advisory fee agreement with Blackstone Management Partners L.L.C., an affiliate of Blackstone (“BMP”), and Hellman & Friedman, L.P., an affiliate of Hellman & Friedman (“HFLP,” and, together with BMP, the “Managers”), for a term of 12 years. Pursuant to the agreement, we are obligated to pay the Managers at the beginning of each fiscal year an aggregate advisory fee of $6.0 million or an agreed upon amount not to exceed 2% of consolidated EBITDA (as defined in the Senior Credit Agreement) for such fiscal year in consideration for certain advisory services provided by the Managers. Pursuant to the agreement, the Managers also are entitled to receive transaction fees equal to 1% of the aggregate transaction value upon the consummation of any acquisition, divestiture, disposition, merger, consolidation, restructuring or recapitalization, issuance of private or public debt or equity securities (including an initial public offering of equity securities), financing or similar transaction involving us.

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

During the period from January 1, 2014 to December 31, 2014, we paid $6.0 million (approximately $4.4 million to BMP and $1.7 million to HFLP) in advisory fees and approximately $0.4 million as reimbursement to BMP for their out of pocket expenses.

The transaction and advisory fee agreement also contains certain indemnification provisions, including those relating to the indemnification of Managers and their respective affiliates and representatives from liabilities relating to the services contemplated thereunder.

2019 Notes and Term Loans Held by Related Party

In connection with the Merger, certain investment funds managed by GSO Capital Partners LP (the “GSO-managed funds”) purchased a portion of the 2019 Notes and the Senior Credit Facilities. GSO Advisor Holdings LLC (“GSO Advisor”) is the general partner of GSO Capital Partners LP. Blackstone, indirectly through its subsidiaries, holds all of the issued and outstanding equity interests of GSO Advisor. As of December 31, 2014, the GSO-managed funds held $68.6 million in principal of the Senior Credit Facilities.

Stockholders’ Agreement

In connection with the Merger, Parent entered into the Stockholders’ Agreement with Emdeon, the Investor Group and other equity holders of Parent, including certain members of Emdeon’s senior management. The Stockholders’ Agreement governs certain matters relating to ownership of Parent and its subsidiaries, including with respect to the election of directors of Emdeon and its parent companies, restrictions on the issuance and transfer of shares (including preemptive rights, tag-along rights, drag-along rights and right of first refusal), other corporate governance provisions, registration rights and indemnification provisions. The transfer restrictions apply until the earlier of (i) the fifth anniversary (and, with respect to Blackstone, the second anniversary) of the closing date of the Merger and (ii) the initial public offering of equity securities of Parent, Holdings or Emdeon meeting certain specified criteria (the “Initial Holding Period”). At any time after the Initial Holding Period, certain investors party to the Stockholders’ Agreement have a right of first refusal over the transfer of any shares of capital stock of Parent. In addition, at any time after the fifth anniversary of the Merger, so long as Hellman & Friedman holds 25% or more of its initial ownership interest in Parent, the Stockholders’ Agreement provides Hellman & Friedman the right to require Parent to consummate, at Hellman & Friedman’s election, either (i) a registered public offering meeting certain requirements specified in the Stockholders’ Agreement or (ii) a sale transaction that results in a change in ownership of more than 50% of the outstanding equity securities of Parent or the disposition of substantially all the assets of Parent and its subsidiaries, taken as a whole, to an unaffiliated third party. The Stockholders’ Agreement also provides Blackstone the right, at any time, to require any of Parent, Holdings or Emdeon to consummate an initial public offering meeting certain requirements specified in the Stockholders’ Agreement.

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

Employer Healthcare Program Agreement with Equity Healthcare

Effective as of January 1, 2014, we entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of Blackstone, pursuant to which Equity Healthcare provides to us certain negotiating, monitoring and other services in connection with our health benefit plans. In consideration for Equity Healthcare’s services, we paid Equity Healthcare a fee of $2.70 per participating employee per month for benefit plans beginning on or after January 1, 2014, and will pay $2.80 per participating employee per month for plans beginning on or after January 1, 2015 and $2.90 per participating employee per month for plans beginning on or after January 1, 2016. As of January 1, 2015, we had approximately 3,500 employees enrolled in health benefit plans covered under the Equity Healthcare agreement.

Software Agreement with Progress Software

In February 2015, we entered into a license agreement with Progress Software Corp. (“Progress”) to provide us access to certain of Progress’s software. Mr. Pead, a member of our board of directors and the Chairman of the audit committee, is the President and Chief Executive Officer of Progress. Upon deployment of the software in 2015, we will make a payment of approximately $0.4 million to Progress.

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

In 2009 and 2010, Emdeon acquired certain additional rights to specified uses of its data from WebMD in order to broaden Emdeon’s ability to pursue business intelligence and data analytics solutions for payers and providers. Emdeon previously licensed exclusive rights to this data to WebMD pursuant to the Data License Agreement.

During 2014, the Company received cumulative royalty payments of $4.2 million from WebMD related to the Data License Agreement.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Non-Audit Fees

The following table presents the aggregate fees billed by Ernst & Young LLP for the two most recent years ended December 31, 2014 and 2013.

	2014	2013
Audit Fees (1)	$1,283,460	$1,311,010
Audit-Related Fees (2)	302,010	201,611
Tax Fees	—	—
All Other Fees (3)	1,995	1,995

Total Fees	$1,587,465	$1,514,616

(1)	Fees for audit services include fees relating to the audit of annual consolidated financial statements and review of quarterly financial statements.
(2)	Fees for audit-related services include fees relating to service organization control reports and accounting consultations.
(3)	All other fees consist of subscription fees for global accounting and auditing research software tool.

Pre-Approval Policies and Procedures

Pursuant to our audit committee’s charter, the audit committee reviews and pre-approves audit and non-audit services performed by our independent registered public accounting firm, as well as the terms and fees charged for such services. Additionally, the audit committee reviews and discusses with the firm documentation supplied by the firm as to the nature and scope of any tax services to be approved, as well as the potential effects of the provision of such services on the firm’s independence. The audit committee may delegate to one or more designated committee members the authority to grant pre-approvals of audit and permitted non-audit services, provided that any decisions to pre-approve shall be presented to the full audit committee at its next scheduled meeting. For 2014, all of the audit and non-audit services provided by Emdeon’s independent registered public accounting firm were pre-approved by the audit committee in accordance with the audit committee charter. The audit committee has determined that the provision of non-audit services, including tax and other services, by Ernst & Young LLP is compatible with maintaining the independence of Ernst & Young LLP.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder

Emdeon Inc.

We have audited the accompanying consolidated balance sheets of Emdeon Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emdeon Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

March 16, 2015

Emdeon Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$82,306	$76,538
Accounts receivable, net of allowance for doubtful accounts of $6,377 and $3,856 at December 31, 2014 and December 31, 2013, respectively	233,791	214,247
Deferred income tax assets	18,893	6,317
Prepaid expenses and other current assets	29,246	27,019

Total current assets	364,236	324,121
Property and equipment, net	244,153	269,470
Goodwill	1,702,569	1,502,434
Intangible assets, net	1,539,394	1,632,688
Other assets, net	20,312	19,169

Total assets	$3,870,664	$3,747,882

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,399	$8,367
Accrued expenses	175,206	131,149
Deferred revenues	10,518	10,881
Current portion of long-term debt	27,308	31,330

Total current liabilities	229,431	181,727
Long-term debt, excluding current portion	2,146,597	1,999,026
Deferred income tax liabilities	413,227	436,263
Tax receivable agreement obligations to related parties	163,983	150,496
Other long-term liabilities	15,361	11,824
Commitments and contingencies
Equity:
Common stock (par value, $.01), 100 shares authorized and outstanding at December 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	1,149,360	1,139,375
Accumulated other comprehensive income (loss)	(1,955)	(1,343)
Accumulated deficit	(245,340)	(169,486)

Total equity	902,065	968,546

Total liabilities and equity	$3,870,664	$3,747,882

Emdeon Inc.

Consolidated Statements of Operations

(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Revenue	$1,350,413	$1,242,567	$1,152,313
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	803,590	759,409	696,619
Development and engineering	33,564	32,538	34,529
Sales, marketing, general and administrative	199,977	168,708	146,534
Depreciation and amortization	189,218	183,839	187,225
Accretion	14,446	26,470	8,666
Impairment of long-lived assets	83,169	10,619	1,865

Operating income (loss)	26,449	60,984	76,875
Interest expense, net	146,829	153,169	172,253
Loss on extinguishment of debt	—	23,160	21,853
Contingent consideration	1,307	(69)	—
Other	(3,968)	(4,133)	1,250

Income (loss) before income tax provision (benefit)	(117,719)	(111,143)	(118,481)
Income tax provision (benefit)	(41,865)	(36,685)	(40,146)

Net income (loss)	$(75,854)	$(74,458)	$(78,335)

Emdeon Inc.

Consolidated Statements of Comprehensive Income (Loss)

(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Net income (loss)	$(75,854)	$(74,458)	$(78,335)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(393)	2,583	(3,662)
Foreign currency translation adjustment	(219)	(137)	67

Other comprehensive income (loss)	(612)	2,446	(3,595)

Total comprehensive income (loss)	$(76,466)	$(72,012)	$(81,930)

Emdeon Inc.

Consolidated Statements of Equity

(amounts in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2012	100	$—	$1,120,676	$(16,693)	$(194)	$1,103,789
Equity compensation expense	—	—	6,842	—	—	6,842
Issuance of shares in connection with equity compensation plans, net of taxes	—	—	317	—	—	317
Repurchase of Parent common stock	—	—	(436)	—	—	(436)
Reclassification of liability awards to equity awards	—	—	3,675	—	—	3,675
Other	—	—	(106)	—	—	(106)
Net income (loss)	—	—	—	(78,335)	—	(78,335)
Foreign currency translation adjustment	—	—	—	—	67	67
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(3,662)	(3,662)

Balance at December 31, 2012	100	$—	$1,130,968	$(95,028)	$(3,789)	$1,032,151

Equity compensation expense	—	—	7,021	—	—	7,021
Repurchase of Parent common stock	—	—	(613)	—	—	(613)
Capital contribution from Parent	—	—	1,999	—	—	1,999
Net income (loss)	—	—	—	(74,458)	—	(74,458)
Foreign currency translation adjustment	—	—	—	—	(137)	(137)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	2,583	2,583

Balance at December 31, 2013	100	$—	$1,139,375	$(169,486)	$(1,343)	$968,546

Equity compensation expense	—	—	7,334	—	—	7,334
Issuance of shares in connection with equity compensation plans, net of taxes	—	—	1,223	—	—	1,223
Repurchase of Parent common stock	—	—	(1,221)	—	—	(1,221)
Capital contribution from Parent	—	—	1,999	—	—	1,999
Other	—	—	650	—	—	650
Net income (loss)	—	—	—	(75,854)	—	(75,854)
Foreign currency translation adjustment	—	—	—	—	(219)	(219)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(393)	(393)

Balance at December 31, 2014	100	$—	$1,149,360	$(245,340)	$(1,955)	$902,065

Emdeon Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Operating activities
Net income (loss)	$(75,854)	$(74,458)	$(78,335)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	189,218	183,839	187,225
Accretion	14,446	26,470	8,666
Equity compensation	7,334	7,021	6,842
Deferred income tax expense (benefit)	(43,392)	(39,555)	(38,447)
Amortization of debt discount and issuance costs	7,847	8,475	10,185
Contingent consideration	1,307	(69)	—
Gain on sale of cost method investment	(114)	(2,925)	—
Loss on extinguishment of debt	—	22,828	18,293
Impairment of long-lived assets	83,169	10,619	1,865
Other	(2,255)	(1,962)	820
Changes in operating assets and liabilities:
Accounts receivable	(6,824)	(20,791)	1,601
Prepaid expenses and other	536	1,442	(12,096)
Accounts payable	4,591	1,335	(2,149)
Accrued expenses, deferred revenue and other liabilities	26,650	29,273	(25,216)
Tax receivable agreement obligations to related parties	(988)	(1,142)	(334)

Net cash provided by (used in) operating activities	205,671	150,400	78,920

Investing activities
Purchases of property and equipment	(55,926)	(71,086)	(62,054)
Payments for acquisitions, net of cash acquired	(252,772)	(18,291)	(59,011)
Proceeds from sale of cost method investment	677	5,820	—
Other	(139)	—	—

Net cash provided by (used in) investing activities	(308,160)	(83,557)	(121,065)

Financing activities
Proceeds from Term Loan Facility	157,600	—	70,351
Payments on Term Loan Facility	(13,279)	(12,912)	(12,817)
Payment of debt assumed from acquisition	(25,262)	(218)	—
Proceeds from Revolving Facility	183,000	—	—
Payments on Revolving Facility	(183,000)	—	(15,000)
Payment of loan costs	(2,096)	(2,178)	(2,060)
Data sublicense and deferred financing obligation payments	(10,741)	(7,564)	(3,796)
Repurchase of Parent common stock	(1,221)	(613)	(317)
Capital contribution from Parent	3,256	1,999	—
Other	—	(582)	(376)

Net cash provided by (used in) financing activities	108,257	(22,068)	35,985

Net increase (decrease) in cash and cash equivalents	5,768	44,775	(6,160)
Cash and cash equivalents at beginning of period	76,538	31,763	37,923

Cash and cash equivalents at end of period	$82,306	$76,538	$31,763

Supplemental disclosures of cash flow information
Cash paid for interest	$135,582	$140,771	$171,879

Cash paid for income taxes	$736	$847	$7,545

Supplemental disclosures of noncash transactions
Deferred financing obligations:
Property and equipment	$1,651	$12,722	$—

Other assets	$—	$2,646	$—

Current portion of long-term debt	$613	$6,377	$—

Long-term debt	$1,038	$8,991	$—

Business combinations:
Goodwill	$11,345	$5,553	$—

Accrued expenses	$10,695	$5,553

Additional paid-in capital	$650	—	$—

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

1. Nature of Business and Organization

Nature of Business

Emdeon Inc. (the “Company”), through its subsidiaries, is a provider of revenue and payment cycle management and clinical information exchange solutions, connecting payers, providers and patients of the U.S. healthcare system. The Company’s product and service offerings integrate and automate key business and administrative functions for healthcare payers and healthcare providers throughout the patient encounter, including pre-care patient eligibility and benefits verification and enrollment, clinical information exchange, consumer engagement, claims management and adjudication, payment integrity, payment distribution, payment posting and denial management and patient billing and payment processing.

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

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

The fair value of the consideration transferred, assets, liabilities and noncontrolling interests is estimated based on one or a combination of income, costs or market approaches as determined based on the nature of the asset or liability and the level of inputs available to the Company (i.e. quoted prices in an active market, other observable inputs or unobservable inputs). To the extent that the Company’s initial accounting for a business combination is incomplete at the end of a reporting period, provisional amounts are reported for those items which are incomplete. The Company retroactively adjusts, to the extent material, such provisional amounts as of the acquisition date once new information is received about facts and circumstances that existed as of the acquisition date.

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

Goodwill and Intangible Assets

Goodwill and intangible assets resulting from the Company’s acquisitions are accounted for using the acquisition method of accounting. Intangible assets with definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets generally as follows:

Customer relationships	5-20 years
Tradenames	3-20 years
Data sublicense agreement	6 years
Non-compete agreements	2-5 years
Backlog	4 years

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

Revenue Recognition

The Company generates most of its revenue by using technology solutions to provide services to our customers that automate and simplify business and administrative functions for payers, providers and pharmacies, generally on either a per transaction, per document, per communication, per member per month, per provider per month, monthly flat fee, contingent fee or hourly basis.

Revenue for transaction-related services, payment distribution services, patient billing and payment services and consulting services is recognized as the services are provided. Postage fees related to the Company’s payment distribution services and patient billing and payment services volumes are recorded on a gross basis. Revenue for our government eligibility and enrollment and accounts receivable management services generally is recognized at the time that our provider customer receives notice from the payer of a pending payment. Revenue for payment integrity services that include customer acceptance provisions is recognized at the time that notice of customer acceptance is received.

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

Tax Receivable Agreement Obligations

In connection with the IPO, the Company entered into tax receivable agreements which obligated the Company to make payments to certain current and former owners of the Company, including affiliates of Hellman & Friedman LLC (“Hellman & Friedman”) and certain members of management, equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from certain previous transactions, including the Merger. In connection with the Merger, the Company’s former majority owner assigned its rights under the tax receivable agreements to affiliates of Blackstone (Blackstone, together with Hellman & Friedman and certain current and former members of management, are hereinafter sometimes referred to collectively as the “TRA Members”).

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU “) No. 2014-08, which changes the requirements for reporting discontinued operations. Following adoption of this update, discontinued operations generally will be reported for the disposal by sale or otherwise of a component or a group of components that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This update is effective for fiscal years and interim periods beginning in those years after December 15, 2014, with early adoption permitted. The Company does not expect the adoption of this update to have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, which replaces most prior general and industry specific revenue recognition guidance with a principles-based comprehensive revenue recognition framework. Under this revised framework, a company will recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. This update is currently scheduled to be effective for fiscal years and interim periods beginning in those years after December 15, 2016. Early adoption is not permitted. Upon adoption, a company may elect to either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the update with an adjustment to retained earnings. The Company is currently assessing the potential effects this update may have on its consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, which eliminates the concept of extraordinary items from generally accepted accounting principles. This update is effective for fiscal years and interim periods beginning in those years after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this update to have a material effect on its consolidated financial statements.

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

In November 2014, the Company acquired all of the equity interests of Change Healthcare Corporation (“Change Healthcare”), a technology-enabled provider of healthcare consumer engagement and transparency solutions.

In December 2014, the Company acquired all of the equity interests of Adminisource Communications, Inc. (“Adminisource”), a technology-enabled provider of payment and communication solutions.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

The following table summarizes certain information related to these acquisitions. The preliminary values of the consideration transferred, assets acquired and liabilities assumed in the Change Healthcare and Adminsource acquisitions, including the related tax effects, are subject to receipt of a final valuation and a final working capital settlement.

	Adminisource	Change Healthcare	Capario	Vieosoft	Goold	TC3
Total Consideration Fair Value at Acquisition Date:
Cash paid at closing	$34,825	$138,329	$89,423	$800	$19,391	$61,351
Contingent consideration	—	4,680	—	6,015	5,553	—
Parent options fair value	—	650	—	—	—	—
Other	(276)	(380)	(219)	—	(5)	383

	$34,549	$143,279	$89,204	$6,815	$24,939	$61,734

Allocation of the Consideration Transferred:
Cash	$20	$8,053	$2,292	$21	$1,101	$2,340
Accounts receivable	7,521	360	4,839	—	3,435	2,662
Deferred income tax assets	3,622	3,363	275	—	—	348
Prepaid expenses and other current assets	839	436	1,113	—	647	155
Property and equipment	1,324	8,393	9,580	—	7,695	10,414
Identifiable intangible assets:
Tradename	—	6,380	900	—	—	530
Noncompetition agreements	—	2,800	2,740	1,320	280	1,300
Customer relationships	20,947	4,350	38,510	—	5,160	18,810
Backlog and other	—	—	—	2,060	460	—
Goodwill	4,025	113,939	76,279	6,159	14,300	38,634
Accounts payable	(279)	(174)	(2,270)	—	(541)	—
Accrued expenses	(2,049)	(2,248)	(8,818)	(194)	(2,076)	(4,783)
Deferred revenues	(1,421)	(373)	(2)	—	(101)	—
Current maturities of long-term debt	—	—	(2,600)	(1,877)	(218)	—
Deferred income tax liabilities	—	—	(14,642)	(674)	(5,203)	(8,592)
Long-term debt	—	(2,000)	(18,785)	—	—	—
Other long-term liabilities	—	—	(207)	—	—	(84)

Total consideration transferred	$34,549	$143,279	$89,204	$6,815	$24,939	$61,734

Acquisition costs in sales, marketing, general and administrative expense:
For the year ended December 31, 2014	$553	$732	$975	$112	$—	$—
For the year ended December 31, 2013	$—	$—	$—	$199	$255	$—
For the year ended December 31, 2012	$—	$—	$—	$—	$176	$513

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

	Adminisource	Change Healthcare		Capario	Vieosoft		Goold	TC3
Other Information:
Gross contractual accounts receivable	$7,521		$360	$5,112		$—	$3,435	$2,943
Amount not expected to be collected	$—		$—	$273		$—	$—	$—
Goodwill expected to be deductible for tax	$—		$—	$—		$—	$—	$—
Contingent Consideration Information:
Contingent consideration range	N/A		$0-$50,000	N/A		$0-$43,104	$0-15,000	N/A
Measurement period	N/A		January 1, 2015 to December 31, 2017	N/A		February 12, 2014 to December 31, 2017	July 1, 2013 to September 30, 2014	N/A
Basis of measurement	N/A		Revenue performance	N/A		Milestone achievement, revenue performance	Award of contracts with annual revenue exceeding targeted amount	N/A
Type of measurement	N/A		Level 3	N/A		Level 3	Level 3	N/A
Key assumptions at the acquisition date:
Range of annual revenue performance	N/A	$ $	5,516 - 51,376	N/A	$ $	3,118- 67,925	N/A	N/A
Probability of achieving milestone objectives	N/A		N/A	N/A		90%	N/A	N/A
Probability of achieving minimum gross profit margin	N/A		N/A	N/A		5% for 2015 -90% for 2017	N/A	N/A
Probability of winning new contracts	N/A		N/A	N/A		N/A	10%-50%	N/A
Probability of retaining contracts that expire during the measurement period	N/A		N/A	N/A		N/A	90%	N/A
Range of baseline revenue retention for existing customers	N/A		N/A	N/A		N/A	75%-125%	N/A
Expected payment date(s)	N/A		2016-2018	N/A		2015-2017	12/15/2014	N/A
Discount rate(s)	N/A		10.9% to 11.7%	N/A		5.2% to 53.2%	15.4%	N/A
Increase (decrease) to net loss:
For the year ended December 31, 2014	N/A		$—	N/A		$(1,270)	$2,577	N/A
For the year ended December 31, 2013	N/A		$—	N/A		$—	$(69)	N/A
For the year ended December 31, 2012	N/A		$—	N/A		$—	$—	N/A

In January 2015, the Company paid approximately $8,057 to the former stockholders of Goold in full satisfaction of its contingent consideration liability.

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

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

5. Property and Equipment

Property and equipment as of December 31, 2014 and 2013, consisted of the following:

	2014	2013
Computer equipment	$71,700	$61,348
Production equipment	24,266	20,870
Office equipment, furniture and fixtures	12,019	10,661
Software	147,211	117,265
Technology	171,433	156,107
Leasehold improvements	36,105	35,700
Construction in process	25,077	29,272

	487,811	431,223
Less accumulated depreciation	(243,658)	(161,753)

Property and equipment, net	$244,153	$269,470

Depreciation expense was $88,068, $80,538 and $74,777 for the years ended December 31, 2014, 2013 and 2012, respectively.

6. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill for the indicated periods.

	Payer	Provider	Pharmacy	All Other	Total
Balance at December 31, 2012	$827,455	$401,845	$146,261	$112,573	$1,488,134
Acquisitions	—	—	14,300	—	14,300

Balance at December 31, 2013	$827,455	$401,845	$160,561	$112,573	$1,502,434
Acquisitions	22,871	34,308	6,159	137,064	200,402
Other	—	(267)	—	—	(267)

Balance at December 31, 2014	$850,326	$435,886	$166,720	$249,637	$1,702,569

Intangible assets subject to amortization as of December 31, 2014 consisted of the following:

	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15.8	$1,627,530	$(253,720)	$1,373,810
Trade names	16.1	163,810	(25,336)	138,474
Non-compete agreements	2.0	19,940	(9,459)	10,481
Data sublicense agreement	2.8	31,000	(16,584)	14,416
Other	6.0	2,659	(446)	2,213

Total		$1,844,939	$(305,545)	$1,539,394

Amortization expense was $101,150, $103,301 and $112,448 for the years ended December 31, 2014, 2013 and 2012, respectively.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Aggregate future amortization expense for intangible assets is estimated to be:

2015	$106,127
2016	104,932
2017	100,668
2018	95,637
2019	94,791
Thereafter	1,037,239

$1,539,394

7. Debt Issuance Costs

As of December 31, 2014 and 2013, the total unamortized debt issuance costs were $12,818 and $13,572, respectively, and are included in other assets in the accompanying consolidated balance sheets.

8. Accrued Expenses

Accrued expenses as of December 31, 2014 and 2013 consisted of the following:

	2014	2013
Customer deposits	$28,618	$28,201
Accrued compensation	31,786	28,449
Accrued rebates	10,272	6,165
Accrued telecommunications	5,196	4,141
Accrued outside services	7,722	10,566
Accrued insurance	5,338	4,779
Accrued income, sales and other taxes	3,183	3,271
Accrued interest	1,828	1,935
Interest rate swap agreement	2,567	2,575
Accrued liabilities for purchases of property and equipment	2,833	6,462
Current portion of contingent consideration	11,548	5,484
Current portion of tax receivable agreement obligations to related parties	945	974
Pass-through payments	48,072	12,704
Other accrued liabilities	15,298	15,443

	$175,206	$131,149

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

9. Long-Term Debt

In November 2011, the Company incurred substantial new indebtedness comprised of a senior secured term loan facility (as amended, the “Term Loan Facility”), a revolving credit facility (the “Revolving Facility”; together with the Term Loan Facility, the “Senior Credit Facilities”), 11.00% Senior Notes due 2019 (the “2019 Notes”) and 11.25% Senior Notes due 2020 (the “2020 Notes”; together with the 2019 Notes, the “Senior Notes”).

Long-term debt as of December 31, 2014 and 2013 consisted of the following:

	December 31,	December 31,
	2014	2013
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $12,740 and $15,826 at December 31, 2014 and December 31, 2013, respectively (effective interest rate of 4.21%)	$1,252,652	$1,262,445
$160 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $2,369 and $0 at December 31, 2014 and December 31, 2013, respectively (effective interest rate of 4.56%)	157,231	—
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $6,720 and $7,664 at December 31, 2014 and December 31, 2013, respectively (effective interest rate of 11.53%)	368,280	367,336
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $8,624 and $9,560 at December 31, 2014 and December 31, 2013, respectively (effective interest rate of 11.86%)	366,376	365,440
Obligation under data sublicense agreement	17,237	22,543
Other	12,129	12,592
Less current portion	(27,308)	(31,330)

Long-term debt	$2,146,597	$1,999,026

Senior Credit Facilities

The credit agreement governing the Senior Credit Facilities (the “Senior Credit Agreement”) provides that, subject to certain conditions, the Company may request additional tranches of term loans, increase commitments under the Revolving Facility or the Term Loan Facility or add one or more incremental revolving credit facility tranches (provided that the revolving credit commitments outstanding at any time have no more than three different maturity dates) in an aggregate amount not to exceed (a) $300,000 plus (b) an unlimited amount at any time, subject to compliance on a pro forma basis with a first lien net leverage ratio of no greater than 4.00 to 1.00. Availability of such additional tranches of term loans or revolving credit facilities and/or increased commitments is subject to, among other conditions, the absence of any default under the Senior Credit Agreement and the receipt of commitments by existing or additional financial institutions. Proceeds of the Revolving Facility, including up to $30,000 in the form of borrowings on same-day notice, referred to as swingline loans, and up to $50,000 in the form of letters of credits, are available to provide financing for working capital and general corporate purposes.

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

In December 2014, the Company borrowed an additional $160,000 under the incremental term loan facility (“Incremental Term Loan”) on identical terms and having the same rights and obligations as the existing term loans under the Senior Credit Agreement through an amendment to the Senior Credit Agreement.

In addition to paying interest on outstanding principal under the Senior Credit Facilities, the Company is required to pay customary agency fees, letter of credit fees and a 0.50% commitment fee in respect of the unutilized commitments under the Revolving Facility.

The Senior Credit Agreement requires that the Company prepay outstanding loans under the Term Loan Facility, subject to certain exceptions, with (a) 100% of the net cash proceeds of any incurrence of debt other than debt permitted under the Senior Credit Agreement, (b) 50% (which percentage will be reduced to 25% and 0% based on the Company’s first lien net leverage ratio) of the Company’s annual excess cash flow and (c) 100% of the net cash proceeds of certain asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions.

The Company generally may voluntarily prepay outstanding loans under the Senior Credit Facilities at any time without premium or penalty other than breakage costs with respect to LIBOR loans; provided, however, the Company, for a period of six months following the December 2014 Incremental Term Loan amendment, is subject to a premium of 1.00% of the aggregate principal amount of any Incremental Term Loan amounts so prepaid.

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

As of December 31, 2014, the Company believes it was in compliance with all of the applicable debt covenants under the Senior Credit Agreement.

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

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

As of December 31, 2014, the Company believes it was in compliance with all of the applicable debt covenants under the Senior Notes.

Obligation Under Data Sublicense Agreement

In 2009 and 2010, the Company acquired certain additional rights to specified uses of its data from the former owner of the Company’s business in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to the former owner of the Company’s business. In connection with these data rights acquisitions, the Company recorded amortizable intangible assets and corresponding obligations at inception based on the present value of the scheduled annual payments through 2018, which totaled $65,000 in the aggregate (approximately $21,400 remained payable at December 31, 2014). In connection with the Merger, the Company was required to adjust this obligation to its fair value.

Other

From time to time, the Company enters into deferred financing arrangements with certain vendors. The obligations under such arrangements are recorded at the present value of the scheduled payments. Such future payments totaled $12,528 at December 31, 2014.

Aggregate Future Maturities

The aggregate amounts of future maturities under long-term debt arrangements are as follows:

Years Ending December 31,
2015	$27,308
2016	27,925
2017	17,570
2018	1,381,555
2019	375,000
Thereafter	375,000

$2,204,358

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. In January 2012, the Company executed three interest rate swap agreements to hedge the variable cash flows associated with existing variable-rate debt pursuant to the Term Loan Facility. As of December 31, 2014, the Company had outstanding interest rate derivatives with a combined notional amount of $640,000 that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,567 will be reclassified as an increase to interest expense.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

The following table summarizes the fair value of the Company’s derivative instruments at December 31, 2014 and 2013, respectively:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
		December 31,	December 31,
	Balance Sheet Location	2014	2013
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$222	$899
Interest rate swaps	Accrued expenses	(2,567)	(2,575)

		$(2,345)	$(1,676)

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The effect of the derivative instruments on the accompanying consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively, is summarized in the following table:

	Year Ended December 31,
	2014	2013	2012
Derivatives in Cash Flow Hedging Relationships
Gain/ (loss) related to effective portion of derivative recognized in other comprehensive loss	$(3,255)	$(1,559)	$8,194

Gain/ (loss) related to effective portion of derivative reclassified from accumulated other comprehensive loss to interest expense	$(2,587)	$(2,586)	$(2,373)

Credit Risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company also could be declared in default on its derivative obligations.

As of December 31, 2014, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3,051. If the Company had breached any of these provisions at December 31, 2014, the Company could have been required to settle its obligations under the agreements at this termination value. The Company does not offset any derivative instruments and the derivative instruments are not subject to collateral posting requirements.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

11. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the Company’s derivative financial instruments and contingent consideration associated with business combinations. The table below summarizes these items as of December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Quoted in		Significant
	Balance at	Markets	Significant Other	Unobservable
	December 31,	Identical	Observable Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(2,345)	$—	$(2,345)	$—
Contingent consideration obligations	(17,486)	—	—	(17,486)

Total	$(19,831)	$—	$(2,345)	$(17,486)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs to evaluate the likelihood of default by itself and by its counterparties. As of December 31, 2014, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Fiscal Year Ended
	December 31,
	2014	2013
Balance at beginning of period	$(5,484)	$(296)
Adjustment of provisional amounts	—	—
Issuance of contingent consideration	(10,695)	(5,553)
Settlement of contingent consideration	—	296
Total changes included in contingent consideration	(1,307)	69

Balance at end of period	$(17,486)	$(5,484)

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

During the year ended December 31, 2014, the Company’s pharmacy services segment received notice that its existing contract with a customer would not be renewed in full upon its expiration. As a result, the Company abandoned a customer related project that

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

was under development and assessed the recoverability of the net assets included in the relevant asset group. The Company recognized an impairment charge to write off the abandoned project and to adjust the carrying value of the asset group to its fair value. This latter impairment charge was generally allocated to the affected long-lived assets on a pro rata basis. Additionally, the Company abandoned certain pharmacy services and provider services segment development projects in connection with execution of certain strategic initiatives during the year ended December 31, 2014.

The following table summarizes the affected financial statement captions, the allocation of the impairment charges among those captions and provides certain quantitative information associated with the required fair value measurements.

	Range of Inputs	Fair Value	Impairment
Long-lived assets to be held and used
Relevant asset group	N/A	$13,066	$73,220
Balance sheet account:
Customer relationships	N/A	N/A	$72,290
Property and equipment	N/A	N/A	$930
Unobservable inputs (discounted cash flow method):
Probability of contract extension	80%	N/A	N/A
Probability of new contract execution	20%-90%	N/A	N/A
Expected annual revenue range	$3,080-$3,590	N/A	N/A
Risk free interest rate	1.6%	N/A	N/A
Long-lived assets to be disposed of
Property and Equipment	N/A	$—	$9,949

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the estimated fair value of financial instruments held by the Company as of December 31, 2014 were:

	Carrying
	Amount	Fair Value
Cash and cash equivalents	$82,306	$82,306
Accounts receivable	$233,791	$233,791
Senior Credit Facilities (Level 1)	$1,424,992	$1,400,453
Senior Notes (Level 2)	$750,000	$811,643

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

The Company leases its offices and other facilities under operating lease agreements that expire at various dates through 2025. Future minimum lease commitments under these non-cancellable lease agreements as of December 31, 2014 were as follows:

Years Ending December 31:
2015	$12,022
2016	11,368
2017	10,721
2018	9,504
2019	4,981
Thereafter	14,985

Total minimum lease payments	$63,581

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Total rent expense for all operating leases was $12,991, $12,625 and $11,193 for the years ended December 31, 2014, 2013 and 2012, respectively.

Post-employment Benefits

The Company generally offers post-employment benefits to its employees in the case of certain employee termination events consisting of severance and outplacement services. The extent of such benefits vary based on employee title and, in some cases, accumulate based on the respective employee’s years of service to the Company. Due to the episodic nature of the Company’s severance benefit history and the inability to reasonably predict future termination events, no accrual for accumulating severance benefits is accrued until the point that the payment of a severance benefit is probable and can be reasonably estimated.

13. Legal Proceedings

The Company finalized and paid $8,000 related to the settlement of a vendor fee dispute in 2014, with $3,000 and $5,000 of this amount recognized within sales, marketing, general and administrative expense during the years ended December 31, 2014 and 2013, respectively.

Additionally, in the normal course of business, the Company is involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that their outcomes will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

14. Incentive Compensation Plans

Equity Compensation Plans

In connection with the Merger, the Company’s then outstanding grants under various equity compensation programs, including the 2009 Equity Incentive Plan (the “2009 Plan”), became fully vested immediately prior to the closing of the Merger in accordance with the award agreements and were settled in cash, canceled or, for certain members of senior management, exchanged for new options of Parent common stock (the “Rollover Awards”).

Parent assumed the 2009 Plan by adopting the Beagle Parent Corp. Amended and Restated 2009 Equity Incentive Plan (the “Parent Equity Plan”). Pursuant to the Parent Equity Plan, 159,750 shares of Parent common stock have been reserved for the issuance of equity awards to employees, directors and consultants of Parent and its affiliates.

Equity Awards

Parent grants equity-based awards of Parent common stock to certain employees and directors under the Parent Equity Plan. Grants under the Parent Equity Plan consist of one, or a combination of, time-vested awards and/or performance-based awards. In each case, the equity awards are subject to certain call rights by Parent in the event of termination of service by the award holder and put rights by the award holder or his/her beneficiaries in the event of death or disability. The Company’s practice is to repurchase shares of Parent common stock held by former employees no earlier than six months following issuance of such shares of Parent common stock. As of December 31, 2014, the Company expects to repurchase 2,090 such shares of Parent common stock.

Time Vested Awards: The time-vested awards consist of the following:

(i) Tier I Time Awards were granted with an exercise price equal to the fair value of Parent common stock on the date of grant and generally vest in equal 20% installments on the first through fifth anniversary of the Merger or the grant date, subject to the award holder’s continued employment through each vesting date. The Company estimates the fair value of the Tier I Time Awards using the Black-Scholes option pricing model. As of December 31, 2014, unrecognized compensation expense related to Tier I Time Awards was $24,305. This expense is expected to be recognized over a weighted average period of 2.30 years.

(ii) Tier II Time Awards were granted with an exercise price greater than the fair value of Parent common stock on the date of grant and generally vest in equal 20% installments on the first through fifth anniversary of the Merger or grant date, subject to the award holder’s continued employment through each vesting date. As the Tier II Time Awards were granted with an exercise price that was significantly out of the money as of the grant date, the Tier II Time Awards contain an implied market condition. As a result, the requisite service period is the longer of the explicit and derived service periods. The Company estimates the fair value of the Tier II Time Awards using a Monte Carlo simulation. As of December 31, 2014, unrecognized compensation expense related to the Tier II Time Awards was $2,564. This expense is expected to be recognized over a weighted average period of 2.25 years.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Performance Awards: The performance awards were granted with an exercise price equal to the fair value of Parent common stock on the date of grant and vest, subject to the employee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it (i.e. a liquidity event) and achieved a specified rate of return. The Company values the performance awards using a Monte Carlo simulation. Because vesting of the performance awards is contingent upon the occurrence of a liquidity event, no compensation expense has been recorded related to the performance awards. In the event that a sale by Blackstone of at least 25% of its stock occurs, the Company will record all related compensation expense at that time. As of December 31, 2014, unrecognized compensation expense related to the performance awards was $24,561.

Restricted Stock Units: During 2014, the Company granted 1,500 restricted stock units with a grant date fair value of $1,020 to vest in 20% equal installments on the first through fifth anniversary of the Merger or the grant date, subject to the employee’s continued employment through each vesting date. As of December 31, 2014, no restricted stock units were vested and unrecognized compensation expense related to the restricted stock units was $1,347. This expense is expected to be recognized over a weighted average period of 2.67 years.

Modification of Awards

In September 2013, awards granted to the Company’s former chief executive officer were modified to accelerate vesting and extend the grace period to exercise a portion of the Tier I Time Awards and Performance Awards for three years following his termination. In November 2014, awards granted to a former executive were modified to extend the period to exercise vested options following his termination. The former executive’s exercise period for the Tier I Time Awards was extended to fourteen months following his termination, and total incremental compensation cost recognized as a result of these modifications to the Tier I Time Awards was $167 and $970 for the years ended December 31, 2014 and 2013, respectively. Additionally, the former executive’s exercise period for the Performance Awards was extended to eight months following his termination, and in the event the performance condition governing the Performance Awards becomes probable, the Company will recognize $1,031 of incremental compensation cost as a result of these modifications.

Activity Summary

A summary of award activity under the Parent Equity Plan for the year ended December 31, 2014, is presented separately below for awards valued using the Black Scholes option pricing model and a Monte Carlo simulation.

Awards Valued Using the Black Scholes Option Pricing Model

					Weighted Average
			Weighted Average		Remaining		Aggregate
	Awards		Exercise Price		Contractual Term		Intrinsic Value
	Tier I Time	Rollover	Tier I Time	Rollover	Tier I Time	Rollover	Tier I Time	Rollover
	Awards	Awards	Awards	Awards	Awards	Awards	Awards	Awards
Outstanding at January 1, 2014	54,722.7	2,985.0	$1,006	$250	8.9	7.8	$764	$4,058
Granted	17,500.0	472.0	1,241	88
Exercised	(3,463.0)	(875.0)	1,000	250			942	917
Expired	—	—	—	—
Forfeited	(7,389.7)	—	1,001	—
Outstanding at December 31, 2014	61,370.0	2,582.0	$1,074	$220	8.4	7.4	$24,005	$3,215

Exercisable at December 31, 2014	21,490.5	2,582.0	$1,003	$220	7.7	7.4	$9,928	$3,215

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Awards Valued Using a Monte Carlo Simulation

					Weighted Average
			Weighted Average		Remaining		Aggregate
	Awards		Exercise Price		Contractual Term		Intrinsic Value
	Tier II Time	Performance	Tier II Time	Performance	Tier II Time	Performance	Tier II Time	Performance
	Awards	Awards	Awards	Awards	Awards	Awards	Awards	Awards
Outstanding at January 1, 2014	16,300.0	52,000.0	$2,500	$1,005	8.9	9.6	$—	$—
Granted	2,850.0	16,750.0	2,500	1,239
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(4,900.0)	(9,177.5)	2,500	1,000
Outstanding at December 31, 2014	14,250.0	59,572.5	$2,500	$1,074	8.2	8.4	$—	$—

Exercisable at December 31, 2014	5,140.0	—	$2,500	$—	7.8	—	$—	$—

Restricted Stock Units

Restricted
Stock Units
Unvested at December 31, 2013	—
Granted	1,500
Canceled	—
Vested	—

Unvested at December 31, 2014	1,500

Black-Scholes and Monte Carlo Simulation Option Pricing Model Assumptions

The following table summarizes the weighted average grant date fair values of awards valued using the Black-Scholes and Monte Carlo Simulation option pricing models, as appropriate, and the weighted average assumptions used to develop the fair value estimates under each of the valuation models for the years ended December 31, 2014, 2013 and 2012, respectively:

	Tier I	Tier II	Performance
	Time Awards	Time Awards	Awards
Year Ended December 31, 2014:
Weighted average grant date fair value	$721.62	$399.07	$409.74
Expected volatility	59.22%	55.87%	54.01%
Risk-free interest rate	1.93%	2.76%	2.35%
Expected term (years)	6.50	N/A	N/A

Year Ended December 31, 2013:
Weighted average grant date fair value	$606.70	$399.07	$371.61
Expected volatility	62.05%	55.87%	55.87%
Risk-free interest rate	1.77%	2.76%	2.76%
Expected term (years)	6.48	N/A	N/A

Year Ended December 31, 2012:
Weighted average grant date fair value	$567.88	$381.50	$433.67
Expected volatility	61.80%	57.63%	57.63%
Risk-free interest rate	0.84%	1.57%	1.57%
Expected term (years)	6.15	N/A	N/A

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Expected dividend yield — The Company is subject to limitations on the payment of dividends under its Senior Credit Facilities as further discussed in Note 9 above to these consolidated financial statements. An increase in the dividend yield will decrease compensation expense.

Expected volatility — This is a measure of the amount by which the price of the equity instrument has fluctuated or is expected to fluctuate. For the Rollover Awards, the expected volatility was estimated based on a weighted average of the stock historical volatility prior to the Merger and the median historical volatility of a group of guideline companies (weighted based upon proportion of the expected term represented by the Company’s historical volatility and the volatility of the guideline companies, respectively). For awards granted following the Merger, the expected volatility was based upon the levered median historical volatility of a group of guideline companies. An increase in the expected volatility will increase compensation expense.

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

Summary of Equity Compensation Expense

For the years ended December 31, 2014, 2013 and 2012, the Company recognized expense of $7,334, $7,021 and $6,842, and an income tax benefit of $733, $59 and $0, respectively, in the aggregate related to its equity compensation arrangements.

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

At December 31, 2014, based on current participants, the maximum amount of cash payments that could be payable under the LTIP in the event of a change in control are $7,035. As of December 31, 2014, an estimated $1,771 of this maximum amount has been earned by the participants and would be payable in the event of a change in control. Because any payments under the LTIP are contingent upon a change in control, no amounts under the LTIP have been accrued in the accompanying consolidated balance sheets.

15. Retirement Plans

Employees of the Company may participate in a 401k plan, which provides for matching contributions from the Company. Expenses related to this 401k plan were $5,174, $4,942 and $4,040 for the years ended December 31, 2014, 2013 and 2012, respectively.

16. Income Taxes

The income tax provision for the years ended December 31, 2014, 2013 and 2012, respectively, was as follows:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(1,063)	$349	$(3,567)
State	2,590	2,521	1,868

Current income tax provision (benefit)	1,527	2,870	(1,699)

Deferred:
Federal	(42,382)	(40,161)	(41,210)
State	(1,010)	606	2,763

Deferred income tax provision (benefit)	(43,392)	(39,555)	(38,447)

Total income tax provision (benefit)	$(41,865)	$(36,685)	$(40,146)

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

The differences between the federal statutory rate and the effective income tax rate principally relate to the impact of valuation allowances and uncertain tax positions related to state income taxes, book versus tax basis differences in the Company’s investment in EBS Master LLC (“EBS Master”) prior to the change in tax status of EBS Master from a partnership to a corporation in January 2014, non-deductible costs related to the Merger and stock compensation expense recorded for book purposes but not deductible for tax. The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory U.S. federal tax rate	35.00%	35.00%	35.00%
State income taxes (net of federal benefit)	1.00	(1.89)	(2.95)
Other	0.79	(0.10)	(1.02)
Domestic production activities	—	—	2.85
Change in tax status	(1.23)	—	—

Effective income tax rate	35.56%	33.01%	33.88%

At December 31, 2014, the Company had net operating loss carryforwards (tax effected) for federal and state income tax purposes of approximately $162,671 and $39,362, respectively, which expire from 2027 through 2035 and 2017 through 2035, respectively. A portion of net operating loss carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the “change of ownership” provisions of the Internal Revenue Code and similar state provisions.

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

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2014 and 2013 were as follows:

	2014	2013
Deferred tax assets and (liabilities):
Depreciation and amortization	$(636,550)	$(327,142)
Investment in partnership	—	(307,077)
Accounts receivable	2,503	738
Fair value of interest rate swap	967	632
Accruals and reserves	17,756	4,122
Capital and net operating losses	203,962	182,182
Debt discount and interest	451	1,249
Equity compensation	8,675	6,960
Valuation allowance	(15,468)	(7,012)
Tax receivable agreement obligation to related parties	21,381	13,484
Other	1,989	1,918

Net deferred tax assets and (liabilities)	$(394,334)	$(429,946)

Reported as:
Current deferred tax assets	$18,893	$6,317
Non-current deferred tax liabilities	(413,227)	(436,263)

Net deferred tax assets and (liabilities)	$(394,334)	$(429,946)

In January 2014, the Company effected a change in the tax status of EBS Master from a partnership to a corporation. Prior to the tax status change, the Company recognized a deferred tax liability for the difference in the book and tax basis of its investment in EBS Master (i.e. outside basis). Following the tax status change, the Company’s deferred tax balances reflect differences in the book and tax bases of the individual assets and liabilities included in the corporation.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	Year Ended December 31,
	2014	2013	2012
Unrecognized benefit from prior years	$11,366	$11,021	$9,911
Decreases from prior period tax positions	(38)	(216)	—
Increases from prior period tax positions		—	—
Increases from current period tax positions	331	561	1,461
Decreases from settlements with taxing authorities	(1,347)	—	(351)

Ending unrecognized benefit	$10,312	$11,366	$11,021

The Company had unrecognized tax benefits of $752 and $1,805 as of December 31, 2014 and 2013, respectively, which if recognized, would affect the effective income tax rate. The Company anticipates that the total amount of the unrecognized tax positions could change significantly in the next twelve months as a result of further insight as to the possible resolution of matters before the Joint Committee on Taxation, as well as the expiration of the statute of limitations related to certain matters.

The Company recognizes interest income and expense (if any) related to income taxes as a component of income tax expense. The Company recognized no interest and penalties for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company’s U.S. federal and state income tax returns for the tax years 2011 and beyond remain subject to examination by the Internal Revenue Service. With respect to state and local jurisdictions and countries outside of the United States, the Company and its subsidiaries are typically subject to examination for a number of years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that may be incurred due to state, local or foreign audits.

17. Tax Receivable Agreement Obligations to Related Parties

The Company is a party to tax receivable agreements which obligate it to make payments to certain current and former owners of the Company, including affiliates of Blackstone, Hellman & Friedman and certain members of management (collectively, the “TRA Members”), equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from certain previous transactions, including the Merger. The Company will retain the benefit of the remaining 15% of these tax savings.

The Company expects cumulative remaining payments under the tax receivable agreements of $351,190. $164,928 of this amount, which reflected the initial fair value of the tax receivable agreement obligations plus recognized accretion, was reflected as an obligation on the accompanying consolidated balance sheet at December 31, 2014. The accompanying consolidated statement of operations for the years ended December 31, 2014, 2013 and 2012 include accretion expense of $14,446, $26,470 and $8,666, respectively, related to this obligation.

During 2014, the Company changed its estimate of the timing and amount of future cash flows attributable to the tax receivable agreements as a result of a change in the Company’s effective tax rate, acquisitions consummated during the year and routine updates to financial projections. These revised estimates resulted in a decrease to loss before income tax benefit of $5,516 for the year ended December 31, 2014.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Based on current facts and circumstances, the Company estimates the aggregate payments due under the tax receivable agreements to be as follows:

Years Ending December 31:
2015	$945
2016	980
2017	64,290
2018	84,386
2019	23,842
Thereafter	176,747

Gross expected payments	351,190
Less: Amounts representing discount	(186,262)

Total tax receivable agreement obligations due to related parties	164,928
Less: Current portion due (included in accrued expenses)	(945)

Tax receivable agreement obligations due to related parties	$163,983

The timing and/or amount of aggregate payments due may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and the portion of payments under the tax receivable agreements constituting imputed interest or amortizable basis.

18. Other Related Party Transactions

Transaction and Advisory Fee Agreement

In connection with the Merger, the Company entered into a transaction and advisory fee agreement with Blackstone Management Partners L.L.C., an affiliate of Blackstone (“BMP”), and Hellman & Friedman, L.P., an affiliate of Hellman & Friedman (“HFLP,” and, together with BMP, the “Managers”), for a term of twelve years. Pursuant to the agreement, in consideration for certain advisory services, the Company is obligated to pay the Managers at the beginning of each fiscal year an aggregate advisory fee of $6,000 or an agreed upon amount not to exceed 2% of consolidated EBITDA (as defined in the Senior Credit Agreement) for such fiscal year. Pursuant to the agreement, the Managers are also entitled to receive transaction fees equal to 1% of the aggregate transaction value upon the consummation of any acquisition, divestiture, disposition, merger, consolidation, restructuring or recapitalization, issuance of private or public debt or equity securities (including an initial public offering of equity securities), financing or similar transaction involving the Company.

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

During the years ended December 31, 2014, 2013 and 2012, the Company paid $6,000 ($4,350 to BMP and $1,650 to HFLP), $6,000 ($4,350 to BMP and $1,650 to HFLP) and $6,600 ($5,985 to BMP and $615 to HFLP) in advisory fees and approximately $400, $200 and $400, respectively, as reimbursement to BMP for their out of pocket expenses. The advisory fees are reflected within sales, marketing, general and administrative expense in the accompanying consolidated statements of operations.

2019 Notes and Term Loans Held by Related Party

During the years ended December 31, 2014, 2013 and 2012, certain investment funds managed by GSO Capital Partners LP (the “GSO-managed funds”) held a portion of the 2019 Notes and the Senior Credit Facilities. GSO Advisor Holdings LLC (“GSO Advisor”) is the general partner of GSO Capital Partners LP. Blackstone, indirectly through its subsidiaries, holds all of the issued and outstanding equity interests of GSO Advisor. As of December 31, 2014 and 2013, the GSO-managed funds held $0 and $100,000 in principal amount of the 2019 Notes and $68,588 and $90,645 in principal amount of the Senior Credit Facilities ($686 and $906 of which is classified within current portion of long-term debt), respectively.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Transactions with Blackstone Portfolio Companies

The Company provides various services to, and purchases from, certain Blackstone portfolio companies under contracts that were executed in the normal course of business. The Company recognized revenue of $3,230, $6,959 and $3,606 related to services provided to Blackstone portfolio companies for the years ended December 31, 2014, 2013 and 2012, respectively.

Transactions with Hellman & Friedman Portfolio Companies

The Company both provides various services to, and purchases from, certain Hellman & Friedman portfolio companies under contracts that were executed in the normal course of business. The Company recognized revenue of $6,028, $2,029 and $206 related to services provided to Hellman & Friedman portfolio companies for the years ended December 31, 2014, 2013 and 2012, respectively. The Company paid Hellman & Friedman portfolio companies $116, $695 and $101 related to services provided to the Company for the years ended December 31, 2014, 2013 and 2012, respectively.

19. Segment Reporting

Effective January 1, 2014, the Company completed an internal reorganization of its reporting structure which resulted in a change in the composition of its operating segments. Additionally, the Company periodically makes other changes to the composition of its operating segments. Prior period segment information is restated to reflect the organizational structure and any other changes made.

During 2014, management viewed the Company’s operating results in three reportable segments: (a) payer services, (b) provider services and (c) pharmacy services. Listed below are the results of operations for each of the reportable segments. This information is reflected in the manner utilized by management to make operating decisions, assess performance and allocate resources. Segment assets are not presented to management for purposes of operational decision making, and therefore are not included in the accompanying tables. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to these consolidated financial statements.

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

All Other

All Other consists of three operating segments, one which provides revenue cycle management solutions through channel partners, one which provides revenue cycle solutions, either directly or through channel partners, to dental practices and one, beginning in December 2014 following the acquisition of Change Healthcare, which provides consumer engagement and transparency solutions.

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

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

The revenue and adjusted EBITDA for the operating segments are as follows:

	Year Ended December 31, 2014
	Payer	Provider	Pharmacy	All Other	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$297,199	$—	$—	$—	$—	$297,199
Payment distribution services	290,969	—	—	—	—	290,969
Patient billing and payment services	273,911	—	—	—	—	273,911
Revenue cycle technology	—	127,565	—	—	—	127,565
Revenue cycle services	—	134,126	—	—	—	134,126
Physician services	—	43,250	—	—	—	43,250
Pharmacy	—	—	125,978	—	—	125,978
Channel Partner	—	—	—	48,346	(23,276)	25,070
Dental	—	—	—	31,868	—	31,868
Other	—	—	—	477	—	477
Inter-segment revenue	8,723	—	352	—	(9,075)	—

Net revenue	$870,802	$304,941	$126,330	$80,691	$(32,351)	$1,350,413

Income (loss) before income taxes	207,500	92,328	(24,232)	42,988	(436,303)	$(117,719)
Interest expense	(9)	(159)	(12)	—	147,009	146,829
Depreciation and amortization	66,491	48,129	14,864	195	59,539	189,218

EBITDA	273,982	140,298	(9,380)	43,183	(229,755)	218,328
Equity compensation	1,003	842	250	88	5,151	7,334
Acquisition accounting adjustments	192	57	697	3	86	1,035
Acquisition-related costs	2,067	303	(69)	29	4,597	6,927
Transaction-related costs and advisory fees	—	—	—	—	6,448	6,448
Strategic initiatives, duplicative and transition costs	689	30	127	—	12,018	12,864
Severance costs	1,634	1,520	18	54	4,779	8,005
Accretion	—	—	—	—	14,446	14,446
Impairment of long-lived assets	185	470	73,751	5	8,758	83,169
Contingent consideration	—	—	1,071	—	236	1,307
Other non-routine, net	3,149	489	337	21	488	4,484

EBITDA Adjustments	8,919	3,711	76,182	200	57,007	146,019

Adjusted EBITDA	$282,901	$144,009	$66,802	$43,383	$(172,748)	$364,347

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

	Year Ended December 31, 2013
	Payer	Provider	Pharmacy	All Other	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$290,980	$—	$—	$—	$—	$290,980
Payment distribution services	261,168	—	—	—	—	261,168
Patient billing and payment services	251,497	—	—	—	—	251,497
Revenue cycle technology	—	118,298	—	—	—	118,298
Revenue cycle services	—	123,471	—	—	—	123,471
Physician services	—	37,329	—	—	—	37,329
Pharmacy	—	—	112,083	—	—	112,083
Channel Partner	—	—	—	40,369	(25,003)	15,366
Dental	—	—	—	32,375	—	32,375
Inter-segment revenue	6,006	—	334	—	(6,340)	—

Net revenue	$809,651	$279,098	$112,417	$72,744	$(31,343)	$1,242,567

Income (loss) before income taxes	189,582	74,494	45,467	34,375	(455,061)	$(111,143)
Interest expense	—	33	(11)	—	153,147	153,169
Depreciation and amortization	64,743	47,103	15,920	148	55,925	183,839

EBITDA	254,325	121,630	61,376	34,523	(245,989)	225,865
Equity compensation	1,161	1,181	197	946	3,536	7,021
Acquisition accounting adjustments	282	440	143	17	12	894
Acquisition-related costs	2,429	99	70	4	643	3,245
Transaction-related costs and advisory fees	—	—	—	—	6,948	6,948
Strategic initiatives, duplicative and transition costs	130	—	1,229	101	6,941	8,401
Severance costs	453	330	567	284	5,886	7,520
Loss on extinguishment of debt and other related costs	—	—	—	—	24,311	24,311
Accretion	—	—	—	—	26,470	26,470
Impairment of long-lived assets	—	—	—	—	10,619	10,619
Contingent consideration	—	—	(69)	—	—	(69)
Other non-routine, net	5,296	665	15	7	(3,218)	2,765

EBITDA Adjustments	9,751	2,715	2,152	1,359	82,148	98,125

Adjusted EBITDA	$264,076	$124,345	$63,528	$35,882	$(163,841)	$323,990

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

	Year Ended December 31, 2012
	Payer	Provider	Pharmacy	All Other	Corporate and Eliminations	Consolidated
Revenue from external customers:
Claims management	$251,073	$—	$—	$—	$—	$251,073
Payment distribution services	253,499	—	—	—	—	253,499
Patient billing and payment services	253,576	—	—	—	—	253,576
Revenue cycle technology	—	105,936	—	—	—	105,936
Revenue cycle services	—	114,487	—	—	—	114,487
Physician services	—	34,629	—	—	—	34,629
Pharmacy	—	—	95,079	—	—	95,079
Channel Partner	—	—	—	38,685	(26,237)	12,448
Dental	—	—	—	31,586	—	31,586
Inter-segment revenue	4,832	—	350	—	(5,182)	—

Net revenue	$762,980	$255,052	$95,429	$70,271	$(31,419)	$1,152,313

Income (loss) before income taxes	164,760	57,185	42,825	33,084	(416,335)	$(118,481)
Interest expense	8	80	(6)	—	172,171	172,253
Depreciation and amortization	67,285	52,462	15,017	136	52,325	187,225

EBITDA	232,053	109,727	57,836	33,220	(191,839)	240,997
Equity compensation	1,049	1,169	319	1,314	2,991	6,842
Acquisition accounting adjustments	2,482	1,993	4	215	3	4,697
Acquisition-related costs	6,308	174	79	29	323	6,913
Transaction-related costs and advisory fees	—	—	—	—	9,907	9,907
Strategic initiatives, duplicative and transition costs	660	34	204	1,410	7,422	9,730
Severance costs	763	457	—	72	340	1,632
Loss on extinguishment of debt and other related costs	—	—	—	—	25,411	25,411
Accretion	—	—	—	—	8,666	8,666
Impairment of long-lived assets	1,698	59	—	—	108	1,865
Other non-routine, net	676	312	11	41	(1,261)	(221)

EBITDA Adjustments	13,636	4,198	617	3,081	53,910	75,442

Adjusted EBITDA	$245,689	$113,925	$58,453	$36,301	$(137,929)	$316,439

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

20. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of taxes, as of and for the year ended December 31, 2014.

	Foreign		Accumulated
	Currency		Other
	Translation	Cash Flow	Comprehensive
	Adjustment	Hedge	Income (Loss)
Balance at January 1, 2014	$(264)	$(1,079)	$(1,343)
Change associated with foreign currency translation	(219)	—	(219)
Change associated with current period hedging	—	(2,980)	(2,980)
Reclassification into earnings	—	2,587	2,587

Balance at December 31, 2014	$(483)	$(1,472)	$(1,955)

21. Supplemental Condensed Consolidating Financial Information

In lieu of providing separate annual and interim financial statements for each guarantor of debt securities to be registered, Regulation S-X of SEC Guidelines, Rules and Regulations (“Regulation S-X”) provides companies, if certain criteria are satisfied, with the option to instead provide condensed consolidating financial information for its issuers, guarantors and non-guarantors. In the case of the Company, the applicable criteria include the following: (i) the Senior Notes are fully and unconditionally guaranteed on a joint and several basis (subject to customary release provisions), (ii) each of the guarantors of the Senior Notes is a direct or indirect 100%-owned subsidiary of the Company and (iii) any non-guarantors are considered minor as that term is defined in Regulation S-X. Because each of these criteria has been satisfied by the Company, summarized condensed consolidating balance sheets at December 31, 2014 and 2013, condensed consolidating statements of operations, comprehensive income (loss) and cash flows for each of the years ended December 31, 2014, 2013 and 2012, respectively, for the Company, segregating the issuer, the subsidiary guarantors and consolidating adjustments, are reflected below. Prior year amounts have been reclassified to conform to the current year presentation.

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Balance Sheet

	As of December 31, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$796	$81,510	$—	$82,306
Accounts receivable, net of allowance for doubtful accounts	—	233,791	—	233,791
Deferred income tax assets	—	18,893	—	18,893
Prepaid expenses and other current assets	2,267	26,979	—	29,246

Total current assets	3,063	361,173	—	364,236
Property and equipment, net	7	244,146	—	244,153
Due from affiliates	—	180,610	(180,610)	—
Investment in consolidated subsidiaries	1,740,062	—	(1,740,062)	—
Goodwill	—	1,702,569	—	1,702,569
Intangible assets, net	133,500	1,405,894	—	1,539,394
Other assets, net	152,689	17,270	(149,647)	20,312

Total assets	$2,029,321	$3,911,662	$(2,070,319)	$3,870,664

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$16,399	$—	$16,399
Accrued expenses	4,935	170,271	—	175,206
Deferred revenues	—	10,518	—	10,518
Current portion of long-term debt	6,709	20,599	—	27,308

Total current liabilities	11,644	217,787	—	229,431
Due to affiliates	180,610	—	(180,610)	—
Long-term debt, excluding current portion	771,019	1,375,578	—	2,146,597
Deferred income tax liabilities	—	562,874	(149,647)	413,227
Tax receivable agreement obligations to related parties	163,983	—	—	163,983
Other long-term liabilities	—	15,361	—	15,361
Commitments and contingencies
Equity	902,065	1,740,062	(1,740,062)	902,065

Total liabilities and equity	$2,029,321	$3,911,662	$(2,070,319)	$3,870,664

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

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue	$—	$1,350,413	$—	$1,350,413
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	803,590	—	803,590
Development and engineering	—	33,564	—	33,564
Sales, marketing, general and administrative	17,126	182,851	—	199,977
Depreciation and amortization	9,003	180,215	—	189,218
Accretion	14,446	—	—	14,446
Impairment of long-lived assets	—	83,169	—	83,169

Operating income (loss)	(40,575)	67,024	—	26,449
Equity in earnings of consolidated subsidiaries	31,409	—	(31,409)	—
Interest expense, net	93,471	53,358	—	146,829
Contingent consideration	—	1,307	—	1,307
Other	(111)	(3,857)	—	(3,968)

Income (loss) before income tax provision (benefit)	(165,344)	16,216	31,409	(117,719)
Income tax provision (benefit)	(89,490)	47,625	—	(41,865)

Net income (loss)	$(75,854)	$(31,409)	$31,409	$(75,854)

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue	$—	$1,242,567	$—	$1,242,567
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	759,409	—	759,409
Development and engineering	—	32,538	—	32,538
Sales, marketing, general and administrative	12,321	156,387	—	168,708
Depreciation and amortization	9,004	174,835	—	183,839
Accretion	26,470	—	—	26,470
Impairment of long-lived assets	—	10,619	—	10,619

Operating income (loss)	(47,795)	108,779	—	60,984
Equity in earnings of consolidated subsidiaries	(14,159)	—	14,159	—
Interest expense, net	94,021	59,148	—	153,169
Loss on extinguishment of debt	485	22,675	—	23,160
Contingent consideration	—	(69)	—	(69)
Other	(2,925)	(1,208)	—	(4,133)

Income (loss) before income tax provision (benefit)	(125,217)	28,233	(14,159)	(111,143)
Income tax provision (benefit)	(50,759)	14,074	—	(36,685)

Net income (loss)	$(74,458)	$14,159	$(14,159)	$(74,458)

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue	$—	$1,152,313	$—	$1,152,313
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	696,619	—	696,619
Development and engineering	—	34,529	—	34,529
Sales, marketing, general and administrative	9,072	137,462	—	146,534
Depreciation and amortization	9,004	178,221	—	187,225
Accretion	8,666	—	—	8,666
Impairment of long-lived assets	—	1,865	—	1,865

Operating income (loss)	(26,742)	103,617	—	76,875
Equity in earnings of consolidated subsidiaries	(3,400)	—	3,400	—
Interest expense, net	94,089	78,164	—	172,253
Loss on extinguishment of debt	495	21,358	—	21,853
Contingent consideration	—	—	—	—
Other	1,250	—	—	1,250

Income (loss) before income tax provision (benefit)	(119,176)	4,095	(3,400)	(118,481)
Income tax provision (benefit)	(40,841)	695	—	(40,146)

Net income (loss)	$(78,335)	$3,400	$(3,400)	$(78,335)

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Year Ended December 31, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(75,854)	$(31,409)	$31,409	$(75,854)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(393)	—	—	(393)
Foreign currency translation adjustment	—	(219)	—	(219)
Equity in other comprehensive earnings	(219)	—	219	—

Other comprehensive income (loss)	(612)	(219)	219	(612)

Total comprehensive income (loss)	$(76,466)	$(31,628)	$31,628	$(76,466)

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

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net income (loss)	$(75,854)	$(31,409)	$31,409	$(75,854)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,003	180,215	—	189,218
Accretion	14,446	—	—	14,446
Equity compensation	335	6,999	—	7,334
Deferred income tax expense (benefit)	(89,089)	45,697	—	(43,392)
Amortization of debt discount and issuance costs	2,704	5,143	—	7,847
Contingent consideration	—	1,307	—	1,307
Gain on sale of cost method investment	(114)	—	—	(114)
Impairment of long lived assets	—	83,169	—	83,169
Equity in earnings of consolidated subsidiaries	31,409	—	(31,409)	—
Other	(1,089)	(1,166)	—	(2,255)
Changes in operating assets and liabilities:
Accounts receivable	—	(6,824)	—	(6,824)
Prepaid expenses and other	773	(237)	—	536
Accounts payable	—	4,591	—	4,591
Accrued expenses, deferred revenue, and other liabilities	(7,908)	34,558	—	26,650
Tax receivable agreement obligations to related parties	(988)	—	—	(988)
Due to/from affiliates	111,582	(111,582)	—	—

Net cash provided (used in) by operating activities	(4,790)	210,461	—	205,671

Investing activities
Purchases of property and equipment	—	(55,926)	—	(55,926)
Payments for acquisitions, net of cash acquired	—	(252,772)	—	(252,772)
Proceeds from sale of cost method investment	677	—	—	677
Other	—	(139)	—	(139)
Investment in subsidiary	95	—	(95)	—

Net cash provided by (used in) investing activities	772	(308,837)	(95)	(308,160)

Financing activities
Distributions from (to) Emdeon Inc. net	—	(95)	95	—
Proceeds from Term Loan Facility	—	157,600	—	157,600
Payments on Term Loan Facility	(276)	(13,003)	—	(13,279)
Payment of debt assumed from acquisition	—	(25,262)	—	(25,262)
Proceeds from Revolving Facility	—	183,000	—	183,000
Payments on Revolving Facility	—	(183,000)	—	(183,000)
Payment of loan costs	—	(2,096)	—	(2,096)
Repayment of deferred financing arrangements	—	(10,741)	—	(10,741)
Repurchase of Parent common stock	(960)	(261)	—	(1,221)
Capital contribution from Parent	3,256	—	—	3,256

Net cash provided by (used in) financing activities	2,020	106,142	95	108,257

Net decrease in cash and cash equivalents	(1,998)	7,766	—	5,768
Cash and cash equivalents at beginning of period	2,794	73,744	—	76,538

Cash and cash equivalents at end of period	$796	$81,510	$—	$82,306

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Cash Flows

	As of December 31, 2013
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net income (loss)	$(74,458)	$14,159	$(14,159)	$(74,458)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,004	174,835	—	183,839
Accretion expense	26,470	—	—	26,470
Equity compensation expense	240	6,781	—	7,021
Deferred income tax expense (benefit)	(49,195)	9,640	—	(39,555)
Amortization of debt discount and issuance costs	2,501	5,974	—	8,475
Contingent consideration	—	(69)	—	(69)
Gain on sale of cost method investment	(2,925)	—	—	(2,925)
Loss on extinguishment of debt	478	22,350	—	22,828
Impairment of long lived assets	—	10,619	—	10,619
Equity in earnings of consolidated subsidiaries	(14,159)	—	14,159	—
Other	(822)	(1,140)	—	(1,962)
Changes in operating assets and liabilities:
Accounts receivable	—	(20,791)	—	(20,791)
Prepaid expenses and other	(2,402)	3,844	—	1,442
Accounts payable	—	1,335	—	1,335
Accrued expenses, deferred revenue, and other liabilities	3,171	26,102	—	29,273
Tax receivable agreement obligations to related parties	(1,142)	—	—	(1,142)
Due to/from affiliates	6,209	(6,209)	—	—

Net cash provided by (used in) operating activities	(97,030)	247,430	—	150,400

Investing activities
Purchases of property and equipment	(11)	(71,075)	—	(71,086)
Payments for acquisitions, net of cash acquired	—	(18,291)	—	(18,291)
Proceeds from sale of cost method investment	96,475	(90,655)	—	5,820
Investment in subsidiaries, net	5,821	—	(5,821)	—

Net cash provided by (used in) investing activities	102,285	(180,021)	(5,821)	(83,557)

Financing activities
Distributions from (to) Emdeon Inc., net	—	(5,821)	5,821	—
Payments on Term Loan Facility	(280)	(12,632)	—	(12,912)
Payment of debt assumed from acquisition	—	(218)	—	(218)
Payment of loan costs	—	(2,178)	—	(2,178)
Repayment of deferred financing arrangements	(4,321)	(3,243)	—	(7,564)
Repurchase of Parent common stock	(613)	—	—	(613)
Capital contribution from Parent	1,999	—		1,999
Other	—	(582)	—	(582)

Net cash provided by (used in) financing activities	(3,215)	(24,674)	5,821	(22,068)

Net increase (decrease) in cash and cash equivalents	2,040	42,735	—	44,775
Cash and cash equivalents at beginning of period	754	31,009	—	31,763

Cash and cash equivalents at end of period	$2,794	$73,744	$—	$76,538

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Cash Flows

	As of December 31, 2012
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net income (loss)	$(78,335)	$3,400	$(3,400)	$(78,335)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,004	178,221	—	187,225
Accretion expense	8,666	—	—	8,666
Equity compensation expense	27	6,815	—	6,842
Deferred income tax expense (benefit)	(40,841)	2,394	—	(38,447)
Amortization of debt discount and issuance costs	2,265	7,920	—	10,185
Loss on extinguishment of debt	495	17,798	—	18,293
Impairment of long lived assets	—	1,865	—	1,865
Equity in earnings of consolidated subsidiaries	(3,400)	—	3,400	—
Other	—	820	—	820
Changes in operating assets and liabilities:
Accounts receivable	—	1,601	—	1,601
Prepaid expenses and other	1,438	(13,534)	—	(12,096)
Accounts payable	—	(2,149)	—	(2,149)
Accrued expenses, deferred revenue, and other liabilities	(14,244)	(10,972)	—	(25,216)
Tax receivable agreement obligations to related parties	(334)	—	—	(334)
Due to/from affiliates	7,463	(7,463)	—	—

Net cash provided by (used in) operating activities	(107,796)	186,716	—	78,920

Investing activities
Purchases of property and equipment	—	(62,054)	—	(62,054)
Payments for acquisitions, net of cash acquired	—	(59,011)	—	(59,011)
Investment in subsidiaries, net	112,067	—	(112,067)	—

Net cash provided by (used in) investing activities	112,067	(121,065)	(112,067)	(121,065)

Financing activities
Distributions from (to) Emdeon Inc., net	—	(112,067)	112,067	—
Proceeds from Term Loan Facility	—	70,351	—	70,351
Payments on Term Loan Facility	(259)	(12,558)	—	(12,817)
Payments on Revolving Facility	—	(15,000)	—	(15,000)
Payment of loan costs	(34)	(2,026)	—	(2,060)
Repayment of deferred financing arrangements	(3,796)	—	—	(3,796)
Repurchase of Parent common stock	—	(317)	—	(317)
Other	—	(376)	—	(376)

Net cash provided by (used in) financing activities	(4,089)	(71,993)	112,067	35,985

Net increase (decrease) in cash and cash equivalents	182	(6,342)	—	(6,160)
Cash and cash equivalents at beginning of period	572	37,351	—	37,923

Cash and cash equivalents at end of period	$754	$31,009	$—	$31,763

Emdeon Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

22. Subsequent Event

In January 2015, the Company reorganized its reportable segments to align with its solution and service offerings.

Emdeon Inc.

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2014	$3,856	$5,027	$88	$(2,594)	$6,377
Year ended December 31, 2013	$3,585	$1,982	$854	$(2,565)	$3,856
Year ended December 31, 2012	$1,201	$1,598	$3,571	$(2,785)	$3,585

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2015.

EMDEON INC.

By:	/s/ Neil E. de Crescenzo
Name:	Neil E. de Crescenzo
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil E. de Crescenzo	Chief Executive Officer and Director
Neil E. de Crescenzo	Principal Executive Officer	March 16, 2015

/s/ Randy P. Giles	Chief Financial Officer	March 16, 2015
Randy P. Giles	(Principal Financial and Accounting Officer)

/s/ Howard L. Lance	Chairman of the Board of Directors	March 16, 2015
Howard L. Lance

/s/ Neil P. Simpkins	Director	March 16, 2015
Neil P. Simpkins

/s/ Justin Sunshine	Director	March 16, 2015
Justin Sunshine

/s/ Philip M. Pead	Director	March 16, 2015
Philip M. Pead

/s/ Pamela J. Pure	Director	March 16, 2015
Pamela J. Pure

/s/ Allen R. Thorpe	Director	March 16, 2015
Allen R. Thorpe

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE

NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent and, following the filing of this Annual Report with the SEC, does not intend to send to its security holders an annual report to security holders or proxy materials for the year ended December 31, 2014 or with respect to any annual or other meeting of security holders.

Index of Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 3, 2011, by and among Beagle Parent Corp., Beagle Acquisition Corp. and Emdeon Inc. (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on August 8, 2011, and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation of Emdeon Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on November 2, 2011, and incorporated herein by reference).

3.2	Second Amended and Restated By-laws of Emdeon Inc. (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on November 2, 2011, and incorporated herein by reference).

4.1	2019 Notes Indenture, dated as of November 2, 2011, among Beagle Acquisition Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.2	2019 Notes Supplemental Indenture, dated as of November 2, 2011, among Emdeon Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (included as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.3	2019 Notes Supplemental Indenture, dated as of July 10, 2012, between TC3 Health, Inc. and Wilmington Trust, National Association, as trustee (included as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.4	2019 Notes Supplemental Indenture, dated as of August 8, 2013, between Goold Health Systems and Wilmington Trust, National Association, as trustee (included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No.1-34435), filed on November 8, 2013, and incorporated herein by reference).

4.5	2019 Notes Supplemental Indenture, dated as of April 8, 2014, between Vieosoft, Inc. and Wilmington Trust, National Association, as trustee (included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-34435), filed on May 13, 2014, and incorporated herein by reference).

4.6	2019 Notes Supplemental Indenture, dated as of September 16, 2014, between Capario, Inc. and Wilmington Trust, National Association, as trustee (included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-34435), filed on November 7, 2014, and incorporated herein by reference).

4.7	2019 Notes Supplemental Indenture, dated as of January 16, 2015, between AdminiSource Communications, Inc. and Wilmington Trust, National Association, as trustee (filed herewith).

4.8	2019 Notes Supplemental Indenture, dated as of January 16, 2015, between Change Healthcare Corporation and Wilmington Trust, National Association, as trustee (filed herewith).

4.9	2020 Notes Indenture, dated as of November 2, 2011, among Beagle Acquisition Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.10	2020 Notes Supplemental Indenture, dated as of November 2, 2011, among Emdeon Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.11	2020 Notes Supplemental Indenture, dated as of July 10, 2012, between TC3 Health, Inc. and Wilmington Trust, National Association, as trustee (included as Exhibit 4.6 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.12	2020 Notes Supplemental Indenture, dated as of August 8, 2013, between Goold Health Systems and Wilmington Trust, National Association, as trustee (included as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-34435), filed on November 8, 2013, and incorporated herein by reference).

4.13	2020 Notes Supplemental Indenture, dated as of April 8, 2014, between Vieosoft, Inc. and Wilmington Trust, National Association, as trustee (included as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-34435), filed on May 13, 2014, and incorporated herein by reference).

4.14	2020 Notes Supplemental Indenture, dated as of September 16, 2014, between Capario, Inc. and Wilmington Trust, National Association, as trustee (included as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-34435), filed on November 7, 2014, and incorporated herein by reference).

Exhibit No.	Description

4.15	2020 Notes Supplemental Indenture, dated as of January 16, 2015, between AdminiSource Communications, Inc. and Wilmington Trust, National Association, as trustee (filed herewith).

4.16	2020 Notes Supplemental Indenture, dated as of January 16, 2015, between Change Healthcare Corporation and Wilmington Trust, National Association, as trustee (filed herewith).

4.17	2019 Notes Registration Rights Agreement, dated as of November 2, 2011, among Beagle Acquisition Corp., the guarantors named therein and Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as representatives of the purchasers named therein (included as Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.18	2019 Notes Joinder Agreement to Registration Rights Agreement, dated as of November 2, 2011, among Emdeon Inc. and certain additional guarantors named therein (included as Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.19	2020 Notes Registration Rights Agreement, dated as of November 2, 2011, among Beagle Acquisition Corp., the guarantors named therein and Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as representatives of the purchasers named therein (included as Exhibit 4.9 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.20	Form of 2019 Note (included as Exhibit 4.10 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.21	Form of 2020 Note (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.1	Transaction and Advisory Fee Agreement, dated as of November 2, 2011, among Emdeon Inc., Blackstone Management Partners, L.L.C. and Hellman & Friedman, L.P. (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.2	Credit Agreement, dated as of November 2, 2011 (the “Credit Agreement”), among Beagle Intermediate Holding, Inc., Emdeon Inc., the other borrowers party thereto, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer thereunder, and the other agents and lenders parties thereto (included as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.3	Amendment No. 1 to the Credit Agreement, dated as of April 24, 2012, among Emdeon Inc., the other borrowers party thereto, Bank of America, N.A., as administrative agent, swingline lender, letter of credit issuer and collateral agent thereunder, and the and the guarantors party thereto (included as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.4	Amendment No. 2 to the Credit Agreement, dated as of April 25, 2013, among Emdeon Inc., the other borrowers party thereto, Bank of America, N.A., as administrative agent, swingline lender, letter of credit issuer and collateral agent thereunder, and the guarantors party thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on April 25, 2013, and incorporated herein by reference).

10.5	Amendment No. 3 to the Credit Agreement, dated as of December 12, 2014, among Emdeon Inc., the other borrowers party thereto, Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer and collateral agent thereunder, and the lenders, guarantors and agents party thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on December 12, 2014, and incorporated herein by reference).

10.6	Security Agreement, dated as of November 2, 2011, among Emdeon Inc., the other borrowers and debtors party thereto, and Bank of America, N.A., as administrative agent (included as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.7	Stockholders’ Agreement, dated as of November 2, 2011, by and among Beagle Parent Corp., Beagle Intermediate Holdings, Inc., Beagle Acquisition Corp. and the sponsors, other investors and managers named therein (included as Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.8	Amended and Restated Tax Receivable Agreement (Reorganizations), dated as of November 2, 2011, by and among Emdeon Inc., H&F ITR Holdco, L.P., Beagle Parent LLC and GA-H&F ITR Holdco, L.P. (included as Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

Exhibit No.	Description

10.9	Amended and Restated Tax Receivable Agreement (Exchanges), dated as of November 2, 2011, by and among Emdeon Inc., H&F ITR Holdco, L.P., Beagle Parent LLC and GA-H&F ITR Holdco, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.10	Tax Receivable Agreement (Management) by and among Emdeon Inc. and the persons named therein, dated August 17, 2009 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on August 17, 2009, and incorporated herein by reference).

10.11	First Amendment to Tax Receivable Agreement (Management), dated as of November 2, 2011, by and among Emdeon Inc. and the parties named thereto (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.12†	Employment Agreement, dated September 30, 2013, between Neil E. de Crescenzo and Emdeon Business Services LLC (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-34435), filed on November 8, 2013, and incorporated herein by reference).

10.13†	Employment Agreement, dated February 4, 2014, between Randy Giles and Emdeon Business Services LLC (included as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 1-34435), filed on March 17, 2014, and incorporated herein by reference).

10.14†	Employment Agreement, dated December 11, 2013, between Alex Choy and Emdeon Business Services LLC (filed herewith).

10.15†	Employment Agreement, dated January 23, 2015, between Jason Erdell and Emdeon Business Services LLC (filed herewith).

10.16†	Employment Agreement, dated November 28, 2013, between Kriten Joshi and Emdeon Business Services LLC (filed herewith).

10.17†	Employment Agreement, effective as of September 14, 2012, between Gregory T. Stevens and Emdeon Business Services LLC (included as Exhibit 10.12 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-182786), filed on September 17, 2012, and incorporated herein by reference).

10.18†	Employment Agreement, dated September 14, 2012, between Gary Stuart and Emdeon Business Services LLC (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-182786), filed on September 17, 2012, and incorporated herein by reference).

10.19†	Employment Agreement, dated September 14, 2012, between Kevin Mahoney and Emdeon Business Services LLC (included as Exhibit 10.16 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-182786), filed on September 17, 2012, and incorporated herein by reference).

10.20†	Employment Agreement, dated September 14, 2012, between Bob A. Newport and Emdeon Business Services LLC (included as Exhibit 10.13 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-182786), filed on September 17, 2012, and incorporated herein by reference).

10.21†	Transition Letter Agreement dated February 3, 2014, between Bob A. Newport and Emdeon Business Services LLC (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 1-34435), filed on March 17, 2014, and incorporated herein by reference).

10.22†	Employment Agreement, dated September 14, 2012, between T. Ulrich Brechbühl and Emdeon Business Services LLC (included as Exhibit 10.18 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-182786), filed on September 17, 2012, and incorporated herein by reference).

10.23†	Separation Agreement and General Release, dated September 19, 2014, between T. Ulrich Brechbühl and Emdeon Business Services LLC (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-34435), filed on November 7, 2014, and incorporated herein by reference).

10.24†	Emdeon Management Bonus Program, as revised on November 20, 2013 (included as Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 1-34435), filed on March 17, 2014, and incorporated herein by reference).

10.25†	Form of Indemnification Agreement (included as Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 1-34435), filed on March 18, 2013, and incorporated herein by reference).

21.1	Subsidiaries of Registrant (filed herewith).

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Denotes a management contract or compensatory plan, contract or arrangement.