Form 10-Q
period 2015-03-31
Emdeon Inc.
filed 2015-05-11
CIK 1444598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 11, 2015
Common Stock, $0.01 par value	100

*	The registrant is a voluntary filer of certain reports required to be filed by companies under Section 13 or 15(d) of the Securities and Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

Emdeon Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Emdeon Inc.

Condensed Consolidated Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:

Cash and cash equivalents	$87,735	$82,306
Accounts receivable, net of allowance for doubtful accounts of $5,977 and $6,377 at March 31, 2015 and December 31, 2014, respectively	227,427	233,791
Deferred income tax assets	15,362	18,893
Prepaid expenses and other current assets	33,688	29,246

Total current assets	364,212	364,236
Property and equipment, net	233,260	244,153
Goodwill	1,700,404	1,702,569
Intangible assets, net	1,514,046	1,539,394
Other assets, net	21,395	20,312

Total assets	$3,833,317	$3,870,664

LIABILITIES AND EQUITY
Current liabilities:

Accounts payable	$12,107	$16,399
Accrued expenses	165,435	175,206
Deferred revenues	10,215	10,518
Current portion of long-term debt	27,350	27,308

Total current liabilities	215,107	229,431
Long-term debt, excluding current portion	2,139,220	2,146,597
Deferred income tax liabilities	401,426	413,227
Tax receivable agreement obligations to related parties	168,962	163,983
Other long-term liabilities	12,600	15,361
Commitments and contingencies
Equity:
Common stock (par value, $.01), 100 shares authorized and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	1,149,879	1,149,360
Accumulated other comprehensive income (loss)	(2,790)	(1,955)
Accumulated deficit	(251,087)	(245,340)

Total equity	896,002	902,065

Total liabilities and equity	$3,833,317	$3,870,664

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Operations

(unaudited and amounts in thousands)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenue:
Solutions revenue	$258,412	$236,135
Postage revenue	87,283	83,072

Total revenue	345,695	319,207
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	121,297	112,248
Development and engineering	10,825	8,905
Sales, marketing, general and administrative	48,991	54,328
Customer postage	87,283	83,072
Depreciation and amortization	48,114	46,463
Accretion	4,979	(77)

Operating income (loss)	24,206	14,268
Interest expense, net	38,008	36,563
Contingent consideration	(2,015)	1,960

Income (loss) before income tax provision (benefit)	(11,787)	(24,255)
Income tax provision (benefit)	(6,040)	(21,266)

Net income (loss)	$(5,747)	$(2,989)

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net income (loss)	$(5,747)	$(2,989)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(560)	(124)
Foreign currency translation adjustment	(275)	(73)

Other comprehensive income (loss)	(835)	(197)

Total comprehensive income (loss)	$(6,582)	$(3,186)

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Equity

(unaudited and amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2014	100	$—	$1,139,375	$(169,486)	$(1,343)	$968,546
Equity compensation expense	—	—	1,892	—	—	1,892
Capital contribution from Parent	—	—	1,977	—	—	1,977
Net income (loss)	—	—	—	(2,989)	—	(2,989)
Foreign currency translation adjustment	—	—	—	—	(73)	(73)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(124)	(124)

Balance at March 31, 2014	100	$—	$1,143,244	$(172,475)	$(1,540)	$969,229

Balance at January 1, 2015	100	$—	$1,149,360	$(245,340)	$(1,955)	$902,065
Equity compensation expense	—	—	2,186	—	—	2,186
Issuance of shares in connection with equity compensation plans, net of taxes	—	—	304	—	—	304
Repurchase of Parent common stock	—	—	(2,471)	—	—	(2,471)
Capital contribution from Parent	—	—	500	—	—	500
Net income (loss)	—	—	—	(5,747)	—	(5,747)
Foreign currency translation adjustment	—	—	—	—	(275)	(275)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(560)	(560)

Balance at March 31, 2015	100	$—	$1,149,879	$(251,087)	$(2,790)	$896,002

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited and amounts in thousands)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Operating activities
Net income (loss)	$(5,747)	$(2,989)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48,114	46,463
Accretion	4,979	(77)
Equity compensation	2,186	1,892
Deferred income tax expense (benefit)	(7,149)	(22,132)
Amortization of debt discount and issuance costs	2,270	1,909
Contingent consideration	(2,015)	1,960
Impairment of long-lived assets	839	3,067
Changes in operating assets and liabilities:
Accounts receivable	5,254	(950)
Prepaid expenses and other	(5,845)	(4,279)
Accounts payable	(3,653)	(984)
Accrued expenses, deferred revenue and other liabilities	(5,535)	2,787

Net cash provided by (used in) operating activities	33,698	26,667

Investing activities
Purchases of property and equipment	(12,727)	(14,511)
Payments for acquisitions, net of cash acquired	(20)	(779)
Other	(35)	—

Net cash provided by (used in) investing activities	(12,782)	(15,290)

Financing activities
Payments on Term Loan Facility	(3,620)	(7,669)
Payment of debt assumed from acquisition	—	(1,877)
Payments on deferred financing arrangements	(4,680)	(3,447)
Repurchase of Parent common stock	(2,438)	—
Capital contribution from Parent	804	1,977
Payment of contingent consideration	(5,553)	—

Net cash provided by (used in) financing activities	(15,487)	(11,016)

Net increase (decrease) in cash and cash equivalents	5,429	361
Cash and cash equivalents at beginning of period	82,306	76,538

Cash and cash equivalents at end of period	$87,735	$76,899

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

1. Nature of Business and Organization

Nature of Business

Emdeon Inc. (the “Company”), through its subsidiaries, is a provider of software-based solutions, network solutions and technology-enabled services that optimize communications, payments and analytics by leveraging its intelligent healthcare platform, which includes one of the largest financial and administrative networks in the United States healthcare system. The Company’s platform and solutions integrate and automate key functions of its payer, provider and pharmacy customers throughout the patient encounter, from consumer engagement and pre-care eligibility and enrollment through payment.

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

Effective January 1, 2015, the Company completed an internal reorganization of its reporting structure which resulted in a change in the composition of its reportable segments to software and analytics, network solutions and technology-enabled services. Prior period segment information has been restated to reflect the current organizational structure.

Effective January 1, 2015, in order to clarify the nature of its customer related postage activities, the Company also created separate captions on the statement of operations within revenue and costs and expenses, respectively. Previously, such amounts were included within revenue and costs of operations. To conform to the current period presentation, costs of operations were reduced by $83,072 and reclassified as customer postage for the three months ended March 31, 2014.

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

Business Combinations

The preliminary values of the consideration transferred, assets acquired and liabilities assumed in the recent Change Healthcare Corporation and Adminisource Communications, Inc. acquisitions, including the related tax effects, remain subject to receipt of a final valuation and a final working capital settlement.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, which replaces most prior general and industry specific revenue recognition guidance with a principles-based comprehensive revenue recognition framework. Under this revised framework, a company will recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. This update is effective for fiscal years and interim periods beginning in those years after December 15, 2016. Early adoption is not permitted. Upon adoption, a company may elect to either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the update with an adjustment to retained earnings. The Company is currently assessing the potential effects this update may have on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, which requires that debt issue costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This update is required to be applied on a retrospective basis wherein the balance sheet of each individual period presented must be adjusted to reflect the period specific effects of applying this new guidance. This update is effective for fiscal years and interim periods within those years beginning after December 31, 2015, with early adoption permitted. The Company expects to adopt this update effective January 1, 2016. If the update were adopted as of March 31, 2015, other assets within the consolidated balance sheet and long-term debt, excluding current portion would be reduced by $10,494.

In April 2015, the FASB issued ASU No. 2015-05, which provides guidance to customers about whether a cloud computing arrangement includes a software license and requires that all software licenses utilized in internal use software arrangements be accounted for consistent with other licenses of intangible assets. This update is effective for fiscal years and interim periods within those years beginning after December 31, 2015, with early adoption permitted. Upon adoption, a company may elect to apply the update prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company is currently assessing the potential effects this update may have on its consolidated financial statements.

In January 2015, the Company adopted FASB ASU No. 2014-08, which changes the requirements for reporting discontinued operations. Following adoption of this update, discontinued operations generally will be reported for the disposal by sale or otherwise of a component or a group of components that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. Upon adoption, this update had no effect on the Company’s consolidated financial statements.

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

4. Long-Term Debt

In November 2011, the Company entered into a credit agreement which was comprised of a senior secured term loan facility (as amended, the “Term Loan Facility”), a revolving credit facility (the “Revolving Facility”; together with the Term Loan Facility, the “Senior Credit Facilities”), 11% senior notes due 2019 (the “2019 Notes”) and 11.25% senior notes due 2020 (the “2020 Notes”; together with the 2019 Notes, the “Senior Notes”).

Long-term debt as of March 31, 2015 and December 31, 2014, consisted of the following:

	March 31,	December 31,
	2015	2014
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $11,954 and $12,740 at March 31, 2015 and December 31, 2014, respectively (effective interest rate of 4.21%)	$1,250,218	$1,252,652
$160 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $2,224 and $2,369 at March 31, 2015 and December 31, 2014, respectively (effective interest rate of 4.56%)	156,976	157,231
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $6,467 and $6,720 at March 31, 2015 and December 31, 2014, respectively (effective interest rate of 11.53%)	368,533	368,280
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $8,372 and $8,624 at March 31, 2015 and December 31, 2014, respectively (effective interest rate of 11.86%)	366,628	366,376
Obligation under data sublicense agreement	17,242	17,237
Other	6,973	12,129
Less current portion	(27,350)	(27,308)

Long-term debt	$2,139,220	$2,146,597

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

In April 2012, the Company amended the Senior Credit Agreement to reprice the Senior Credit Facilities and borrow $80,000 of additional term loans. In April 2013, the Company again amended the Senior Credit Agreement to further reprice, and also to modify certain financial covenants under the Senior Credit Facilities. Following this amendment, the interest rate on both the Term Loan Facility and Revolving Facility is LIBOR plus 2.50%. The Term Loan Facility remains subject to a LIBOR floor of 1.25%, and there continues to be no LIBOR floor on the Revolving Facility. In connection with the April 2013 repricing, the Senior Credit Agreement also was amended to, among other things, eliminate the financial covenant related to the consolidated cash interest coverage ratio and modify the financial covenant related to the net leverage test by maintaining the required first lien net leverage ratio at 5.35 to 1.00 for the remaining term of the Senior Credit Facilities.

In December 2014, through another amendment to the Senior Credit Agreement, the Company borrowed an additional $160,000 under the incremental term loan facility (“Incremental Term Loan”) on identical terms and having the same rights and obligations as the existing term loans under the Senior Credit Agreement.

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

As of March 31, 2015, the Company believes it was in compliance with all of the applicable debt covenants under the Senior Credit Agreement.

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

As of March 31, 2015, the Company believes it was in compliance with all of the applicable debt covenants under the Senior Notes.

Obligation Under Data Sublicense Agreement

In 2009 and 2010, the Company acquired certain additional rights to specified uses of its data from the former owner of the Company’s business in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to the former owner of the Company’s business. In connection with these data rights acquisitions, the Company recorded amortizable intangible assets and corresponding obligations at inception based on the present value of the scheduled annual payments through 2018, which totaled $65,000 in the aggregate (approximately $21,400 remained payable at March 31, 2015). In connection with the Merger, the Company was required to adjust this obligation to its fair value.

Other

From time to time, the Company enters into deferred financing arrangements with certain vendors. The obligations under such arrangements are recorded at the present value of the scheduled payments. Such future payments totaled approximately $7,000 at March 31, 2015.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three months ended March 31, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt pursuant to the Term Loan Facility. As of March 31, 2015, the Company had three outstanding interest rate derivatives with a combined notional amount of $640,000 that were designated as cash flow hedges of interest rate risk.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,574 will be reclassified as an increase to interest expense.

The following table summarizes the fair value of the Company’s derivative instruments at March 31, 2015 and December 31, 2014:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$222
Interest rate swaps	Accrued expenses	(2,574)	(2,567)
Interest rate swaps	Other long-term liabilities	(724)	—

		$(3,298)	$(2,345)

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The effect of the derivative instruments on the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively, is summarized in the following table:

	Three Months Ended March 31,	Three Months Ended March 31,
	2015	2014
Derivatives in Cash Flow Hedging Relationships
Gain/ (loss) related to effective portion of derivative recognized in other comprehensive loss	$(1,591)	$848

Gain/ (loss) related to effective portion of derivative reclassified from accumulated other comprehensive loss to interest expense	$(638)	$(638)

Credit Risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company also could be declared in default on its derivative obligations.

As of March 31, 2015, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3,996. If the Company had breached any of these provisions at March 31, 2015, the Company could have been required to settle its obligations under the agreements at this termination value. The Company does not offset any derivative instruments and the derivative instruments are not subject to collateral posting requirements.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

6. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the Company’s derivative financial instruments and contingent consideration associated with business combinations. The table below summarizes these items as of March 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

Description	Balance at March 31, 2015	Quoted in Markets Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(3,298)	$—	$(3,298)	$—
Contingent consideration obligations	(7,460)	—	—	(7,460)

Total	$(10,758)	$—	$(3,298)	$(7,460)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs to evaluate the likelihood of default by itself and by its counterparties. As of March 31, 2015, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3).

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$(17,486)	$(5,484)
Adjustment of provisional amounts	(50)	—
Issuance of contingent consideration	—	(6,015)
Settlement of contingent consideration	8,061	—
Total changes included in contingent consideration	2,015	(1,960)

Balance at end of period	$(7,460)	$(13,459)

The fair value of the Vieosoft contingent consideration obligations at March 31, 2015 was $2,560. During April 2015, the Company exercised its option to terminate all future obligations under the stock purchase agreement in exchange for a cash payment of $4,650.

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the estimated fair value of financial instruments held by the Company as of March 31, 2015 were:

	Carrying Amount	Fair Value
Cash and cash equivalents	$87,735	$87,735
Accounts receivable	$227,427	$227,427
Senior Credit Facilities (Level 1)	$1,421,372	$1,424,925
Senior Notes (Level 2)	$750,000	$822,893

The carrying amounts of cash equivalents and accounts receivable approximate fair value because of their short-term maturities. The fair value of long-term debt is based upon market quotes and trades by investors in partial interests of these instruments.

7. Legal Proceedings

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

Income taxes were also affected by a change in valuation allowance related to state deferred tax assets for one of the Company’s subsidiaries. Additionally, the change in fair market value of contingent consideration obligations resulted in a permanent tax difference.

After giving effect to the change in tax status and these other items, income taxes for the three months ended March 31, 2015 amounted to an income tax benefit of $6,040 and an effective tax rate of 51.2%. The income tax benefit for the three months ended March 31, 2014, was $21,266 and resulted in an effective tax rate of 87.7%.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

9. Tax Receivable Agreement Obligation to Related Parties

The Company is a party to tax receivable agreements which obligate it to make payments to certain of its current and former owners, including affiliates of Blackstone, Hellman & Friedman and certain members of management (collectively, the “TRA Members”), equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from certain previous transactions, including the Merger. The Company will retain the benefit of the remaining 15% of these tax savings. The Company expects cumulative remaining payments under the tax receivable agreements of approximately $350,319. $169,907 of this amount, which reflected the initial fair value of the tax receivable agreement obligations plus recognized accretion, was reflected as an obligation on the accompanying unaudited condensed consolidated balance sheet at March 31, 2015.

10. Segment Reporting

Management views the Company’s operating results in three reportable segments: (a) software and analytics, (b) network solutions and (c) technology-enabled services. Listed below are the results of operations for each of the reportable segments. This information is reflected in the manner utilized by management to make operating decisions, assess performance and allocate resources. Such amounts include allocations of corporate shared services functions that are essential to the core operations of the reportable segments such as information technology, operations and product development functions. Segment assets and related depreciation expenses are not presented to management for purposes of operational decision making, and therefore are not included in the accompanying tables. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the notes to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC.

Software and Analytics

The software and analytics segment provides revenue cycle technology, revenue optimization, payment integrity, electronic payment, data and analytic and consumer engagement solutions.

Network Solutions

The network solutions segment provides financial and administrative information exchange solutions for medical, dental and pharmacy claims management and other standardized healthcare transactions, including clinical information exchange capabilities.

Technology-enabled Services

The technology-enabled services segment provides payment and communication, eligibility and enrollment, healthcare consulting, payment automation and pharmacy benefits administration solutions.

Corporate and Eliminations

Inter-segment revenue and expenses primarily represent claims management and payment and communication solutions provided between segments.

Corporate and eliminations includes pass-through postage costs, management, administrative and certain other shared corporate services functions such as legal, finance, human resources and marketing, as well as eliminations to remove inter-segment revenue and expenses. These administrative costs are excluded from the adjusted EBITDA measure for each respective operating segment.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The revenue and adjusted EBITDA for the operating segments are as follows:

	Three Months Ended March 31, 2015
	Software and Analytics	Network Solutions	Technology- enabled Services	Corporate and Eliminations	Consolidated
Revenue from external customers:
Solutions revenue	$65,869	$90,209	$108,750	$(6,416)	$258,412
Postage revenue	—	—	—	87,283	87,283
Inter-segment revenue	255	52	856	(1,163)	—

Net revenue	$66,124	$90,261	$109,606	$79,704	$345,695

Income (loss) before income taxes	18,859	46,721	36,447	(113,814)	(11,787)
Interest expense	—	—	—	38,008	38,008
Depreciation and amortization	—	—	—	48,114	48,114

EBITDA	18,859	46,721	36,447	(27,692)	74,335
Equity compensation	359	108	149	1,570	2,186
Acquisition accounting adjustments	283	—	228	(68)	443
Acquisition-related costs	17	20	492	308	837
Transaction-related costs and advisory fees	—	—	—	1,517	1,517
Strategic initiatives, duplicative and transition costs	60	55	35	807	957
Severance costs	225	(141)	2,006	14	2,104
Accretion	—	—	—	4,979	4,979
Impairment of long-lived assets	106	514	153	66	839
Contingent consideration	—	(1,530)	(655)	170	(2,015)
Other non-routine, net	152	374	314	539	1,379

EBITDA Adjustments	1,202	(600)	2,722	9,902	13,226

Adjusted EBITDA	$20,061	$46,121	$39,169	$(17,790)	$87,561

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Three Months Ended March 31, 2014
	Software and Analytics	Network Solutions	Technology- enabled Services	Corporate and Eliminations	Consolidated
Revenue from external customers:
Solutions revenue	$54,282	$82,759	$104,434	$(5,340)	$236,135
Postage revenue	—	—	—	83,072	83,072
Inter-segment revenue	455	77	1,734	(2,266)	—

Net revenue	$54,737	$82,836	$106,168	$75,466	$319,207

Income (loss) before income taxes	15,092	39,091	30,717	(109,155)	(24,255)
Interest expense	—	—	—	36,563	36,563
Depreciation and amortization	—	—	—	46,463	46,463

EBITDA	15,092	39,091	30,717	(26,129)	58,771
Equity compensation	156	157	278	1,301	1,892
Acquisition accounting adjustments	45	11	255	—	311
Acquisition-related costs	12	27	483	848	1,370
Transaction-related costs and advisory fees	—	—	—	1,500	1,500
Strategic initiatives, duplicative and transition costs	21	119	29	4,876	5,045
Severance costs	1,154	279	556	759	2,748
Accretion	—	—	—	(77)	(77)
Impairment of long-lived assets	65	49	2,810	143	3,067
Contingent consideration	—	1,372	588	—	1,960
Other non-routine, net	239	145	513	821	1,718

EBITDA Adjustments	1,692	2,159	5,512	10,171	19,534

Adjusted EBITDA	$16,784	$41,250	$36,229	$(15,958)	$78,305

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

11. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of taxes, as of and for the three months ended March 31, 2015.

	Foreign Currency Translation Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$(483)	$(1,472)	$(1,955)
Change associated with foreign currency translation	(275)	—	(275)
Change associated with current period hedging	—	78	78
Reclassification into earnings	—	(638)	(638)

Balance at March 31, 2015	$(758)	$(2,032)	$(2,790)

12. Supplemental Condensed Consolidating Financial Information

In lieu of providing separate annual and interim financial statements for each guarantor of the Senior Notes, Regulation S-X provides companies, if certain criteria are satisfied, with the option to instead provide condensed consolidating financial information for its issuers, guarantors and non-guarantors. In the case of the Company, the applicable criteria include the following: (i) the Senior Notes are fully and unconditionally guaranteed on a joint and several basis (subject to customary release provisions), (ii) each of the guarantors of the Senior Notes is a direct or indirect 100% owned subsidiary of the Company and (iii) any non-guarantors are considered minor as that term is defined in Regulation S-X. Because each of these criteria has been satisfied by the Company, condensed consolidating balance sheets as of March 31, 2015 and December 31, 2014, condensed consolidating statements of operations and comprehensive income (loss) and condensed consolidating cash flows for the three months ended March 31, 2015 and 2014, respectively, for the Company, segregating the issuer, the subsidiary guarantors and consolidating adjustments, are reflected below. Prior period amounts have been reclassified to conform to the current year presentation.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Balance Sheet

	As of March 31, 2015
		Guarantor	Consolidating
	Emdeon Inc.	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$801	$86,934	$—	$87,735
Accounts receivable, net of allowance for doubtful accounts	—	227,427	—	227,427
Deferred income tax assets	—	15,362	—	15,362
Prepaid expenses and other current assets	6,202	27,486	—	33,688

Total current assets	7,003	357,209	—	364,212
Property and equipment, net	6	233,254	—	233,260
Due from affiliates	—	200,529	(200,529)	—
Investment in consolidated subsidiaries	1,756,009	—	(1,756,009)	—
Goodwill	—	1,700,404	—	1,700,404
Intangible assets, net	131,250	1,382,796	—	1,514,046
Other assets, net	166,374	18,706	(163,685)	21,395

Total assets	$2,060,642	$3,892,898	$(2,120,223)	$3,833,317

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$12,107	$—	$12,107
Accrued expenses	16,174	149,261	—	165,435
Deferred revenues	—	10,215	—	10,215
Current portion of long-term debt	6,709	20,641	—	27,350

Total current liabilities	22,883	192,224	—	215,107
Due to affiliates	200,529	—	(200,529)	—
Long-term debt, excluding current portion	771,542	1,367,678	—	2,139,220
Deferred income tax liabilities	—	565,111	(163,685)	401,426
Tax receivable agreement obligations to related parties	168,962	—	—	168,962
Other long-term liabilities	724	11,876	—	12,600
Commitments and contingencies
Equity	896,002	1,756,009	(1,756,009)	896,002

Total liabilities and equity	$2,060,642	$3,892,898	$(2,120,223)	$3,833,317

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Balance Sheet

	As of December 31, 2014
		Guarantor	Consolidating
	Emdeon Inc.	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$796	$81,510	$—	$82,306
Accounts receivable, net of allowance for doubtful accounts	—	233,791	—	233,791
Deferred income tax assets	—	18,893	—	18,893
Prepaid expenses and other current assets	2,267	26,979	—	29,246

Total current assets	3,063	361,173	—	364,236
Property and equipment, net	7	244,146	—	244,153
Due from affiliates	—	180,610	(180,610)	—
Investment in subsidiaries	1,740,062	—	(1,740,062)	—
Goodwill	—	1,702,569	—	1,702,569
Intangible assets, net	133,500	1,405,894	—	1,539,394
Other assets, net	152,689	17,270	(149,647)	20,312

Total assets	$2,029,321	$3,911,662	$(2,070,319)	$3,870,664

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$16,399	$—	$16,399
Accrued expenses	4,935	170,271	—	175,206
Deferred revenues	—	10,518	—	10,518
Current portion of long-term debt	6,709	20,599	—	27,308

Total current liabilities	11,644	217,787	—	229,431
Due to affiliates	180,610	—	(180,610)	—
Long-term debt, excluding current portion	771,019	1,375,578	—	2,146,597
Deferred income tax liabilities	—	562,874	(149,647)	413,227
Tax receivable agreement obligations to related parties	163,983	—	—	163,983
Other long-term liabilities	—	15,361	—	15,361
Commitments and contingencies
Total equity	902,065	1,740,062	(1,740,062)	902,065

Total liabilities and equity	$2,029,321	$3,911,662	$(2,070,319)	$3,870,664

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2015
		Guarantor	Consolidating
	Emdeon Inc.	Subsidiaries	Adjustments	Consolidated
Revenue:
Solutions revenue	$—	$258,412	$—	$258,412
Postage revenue	—	87,283	—	87,283

Total revenue	—	345,695	—	345,695
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	121,297	—	121,297
Development and engineering	—	10,825	—	10,825
Sales, marketing, general and administrative	3,052	45,939	—	48,991
Customer postage	—	87,283	—	87,283
Depreciation and amortization	2,251	45,863	—	48,114
Accretion	4,979	—	—	4,979

Operating income (loss)	(10,282)	34,488	—	24,206
Equity in earnings of consolidated subsidiaries	(14,172)	—	14,172	—
Interest expense, net	23,282	14,726	—	38,008
Contingent consideration	—	(2,015)	—	(2,015)

Income (loss) before income tax provision (benefit)	(19,392)	21,777	(14,172)	(11,787)
Income tax provision (benefit)	(13,645)	7,605	—	(6,040)

Net income (loss)	$(5,747)	$14,172	$(14,172)	$(5,747)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2014
		Guarantor	Consolidating
	Emdeon Inc.	Subsidiaries	Adjustments	Consolidated
Revenue:
Solutions revenue	$—	$236,135	$—	$236,135
Postage revenue	—	83,072	—	83,072

Total revenue	—	319,207	—	319,207
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	112,248	—	112,248
Development and engineering	—	8,905	—	8,905
Sales, marketing, general and administrative	7,016	47,312	—	54,328
Customer postage	—	83,072		83,072
Depreciation and amortization	2,251	44,212	—	46,463
Accretion	(77)	—	—	(77)

Operating income (loss)	(9,190)	23,458	—	14,268
Equity in earnings of consolidated subsidiaries	21,408	—	(21,408)	—
Interest expense, net	23,390	13,173	—	36,563
Contingent consideration	—	1,960	—	1,960

Income (loss) before income tax provision (benefit)	(53,988)	8,325	21,408	(24,255)
Income tax provision (benefit)	(50,999)	29,733	—	(21,266)

Net income (loss)	$(2,989)	$(21,408)	$21,408	$(2,989)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three Months Ended March 31, 2015
		Guarantor	Consolidating
	Emdeon Inc.	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(5,747)	$14,172	$(14,172)	$(5,747)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(560)	—	—	(560)
Foreign currency translation adjustment	—	(275)	—	(275)
Equity in other comprehensive earnings	(275)	—	275	—

Other comprehensive income (loss)	(835)	(275)	275	(835)

Total comprehensive income (loss)	$(6,582)	$13,897	$(13,897)	$(6,582)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three Months Ended March 31, 2014
		Guarantor	Consolidating
	Emdeon Inc.	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(2,989)	$(21,408)	$21,408	$(2,989)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(124)	—	—	(124)
Foreign currency translation adjustment	—	(73)	—	(73)
Equity in other comprehensive earnings	(73)	—	73	—

Other comprehensive income (loss)	(197)	(73)	73	(197)

Total comprehensive income (loss)	$(3,186)	$(21,481)	$21,481	$(3,186)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2015
		Guarantor	Consolidating
	Emdeon Inc.	Subsidiaries	Adjustments	Consolidated
Operating activities
Net income (loss)	$(5,747)	$14,172	$(14,172)	$(5,747)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,251	45,863	—	48,114
Accretion	4,979	—	—	4,979
Equity compensation	87	2,099	—	2,186
Deferred income tax expense (benefit)	(13,796)	6,647	—	(7,149)
Amortization of debt discount and issuance costs	717	1,553	—	2,270
Contingent consideration	—	(2,015)	—	(2,015)
Impairment of long lived assets	—	839	—	839
Equity in earnings of consolidated subsidiaries	(14,172)	—	14,172	—
Changes in operating assets and liabilities:
Accounts receivable	—	5,254	—	5,254
Prepaid expenses and other	(3,542)	(2,303)	—	(5,845)
Accounts payable	—	(3,653)	—	(3,653)
Accrued expenses, deferred revenue, and other liabilities	10,718	(16,253)	—	(5,535)
Due to/from affiliates	19,919	(19,919)	—	—

Net cash provided (used in) by operating activities	1,414	32,284	—	33,698

Investing activities
Purchases of property and equipment	—	(12,727)	—	(12,727)
Payments for acquisitions, net of cash acquired	—	(20)	—	(20)
Other	—	(35)	—	(35)
Investment in subsidiary	294	—	(294)	—

Net cash provided by (used in) investing activities	294	(12,782)	(294)	(12,782)

Financing activities
Distributions from (to) Emdeon Inc. net	—	(294)	294	—
Payments on Term Loan Facility	(69)	(3,551)	—	(3,620)
Payments on deferred financing arrangements	—	(4,680)	—	(4,680)
Repurchase of Parent common stock	(2,438)	—	—	(2,438)
Capital contribution from Parent	804	—	—	804
Payment of contingent consideration	—	(5,553)		(5,553)

Net cash provided by (used in) financing activities	(1,703)	(14,078)	294	(15,487)

Net increase (decrease) in cash and cash equivalents	5	5,424	—	5,429
Cash and cash equivalents at beginning of period	796	81,510	—	82,306

Cash and cash equivalents at end of period	$801	$86,934	$—	$87,735

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2014
		Guarantor	Consolidating
	Emdeon Inc.	Subsidiaries	Adjustments	Consolidated
Operating activities
Net income (loss)	$(2,989)	$(21,408)	$21,408	$(2,989)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,251	44,212	—	46,463
Accretion expense	(77)	—	—	(77)
Equity compensation expense	114	1,778	—	1,892
Deferred income tax expense (benefit)	(51,086)	28,954	—	(22,132)
Amortization of debt discount and issuance costs	652	1,257	—	1,909
Contingent consideration	—	1,960	—	1,960
Impairment of long lived assets	—	3,067	—	3,067
Equity in earnings of consolidated subsidiaries	21,408	—	(21,408)	—
Changes in operating assets and liabilities:
Accounts receivable	—	(950)	—	(950)
Prepaid expenses and other	(3,836)	(443)	—	(4,279)
Accounts payable	—	(984)	—	(984)
Accrued expenses, deferred revenue, and other liabilities	10,300	(7,513)	—	2,787
Due to/from affiliates	19,497	(19,497)	—	—

Net cash provided by (used in) operating activities	(3,766)	30,433	—	26,667

Investing activities
Purchases of property and equipment	—	(14,511)	—	(14,511)
Payments for acquisitions, net of cash acquired	—	(779)	—	(779)
Investment in subsidiaries, net	(114)	—	114	—

Net cash provided by (used in) investing activities	(114)	(15,290)	114	(15,290)

Financing activities
Distributions from (to) Emdeon Inc., net	—	114	(114)	—
Payments on Term Loan Facility	(165)	(7,504)	—	(7,669)
Payment of debt assumed from acquisition	—	(1,877)	—	(1,877)
Payments on deferred financing arrangements	—	(3,447)	—	(3,447)
Capital contribution from Parent	1,977	—		1,977

Net cash provided by (used in) financing activities	1,812	(12,714)	(114)	(11,016)

Net increase (decrease) in cash and cash equivalents	(2,068)	2,429	—	361
Cash and cash equivalents at beginning of period	2,794	73,744	—	76,538

Cash and cash equivalents at end of period	$726	$76,173	$—	$76,899

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”), together with the risk factors contained in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (“Form 10-K”) on file with the Securities and Exchange Commission (“SEC”).

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

Overview

We are a leading provider of software-based solutions, network solutions and technology-enabled services that optimize communications, payments and analytics by leveraging our intelligent healthcare platform, which includes one of the largest financial and administrative networks in the United States healthcare system. Our platform and solutions integrate and automate key functions of our payer, provider and pharmacy customers throughout the patient encounter, from consumer engagement and pre-care eligibility and enrollment through payment. By using our comprehensive suite of solutions, our customers are able to improve efficiency, reduce costs, increase cash flow and more efficiently manage complex workflows. Customers receive additional synergistic and enhanced benefits when using multiple solutions from us. Emdeon’s Intelligent Healthcare Platform™, which reaches 700,000 physicians, 105,000 dentists, 60,000 pharmacies, 5,000 hospitals, 600 vendors, 450 laboratories and 1,200 government and commercial payers and processed approximately 8.1 billion transactions in 2014, allows us to bring actionable data, analytics and insights to our customers.

We deliver our solutions and operate our business in three reportable segments: (i) software and analytics, which provides payment and reimbursement optimization and decision support solutions; (ii) network solutions, which leverages our health information network to optimize information exchange and workflows among healthcare system participants; and (iii) technology-enabled services, which provides payment and communication, workflow, advisory and other administrative solutions to optimize payment and reimbursement efficiencies. Through our software and analytics segment, we provide revenue cycle technology, revenue optimization, payment integrity, electronic payment, data and analytic and consumer engagement solutions. Through our network solutions segment, we provide financial and administrative information exchange solutions for medical, dental and pharmacy claims management and other standardized healthcare transactions, including clinical information exchange capabilities. Through our technology-enabled services segment, we provide payment and communication, eligibility and enrollment, healthcare consulting, payment automation and pharmacy benefits administration solutions. We generally provide our solutions to payer, provider and pharmacy customers, including commercial insurance companies, third party administrators, governmental payers, self-insured employers, hospitals, physician practices, laboratories, pharmacies, pharmacy benefit management companies and government agencies.

There are a number of company-specific initiatives and industry trends that may affect our business volumes, revenues, cost of operations and margins. As part of our strategy, we encourage our customers to migrate from paper-based claim, communication, payment and other transaction processing to electronic, automated processing in order to improve efficiency. Our business is aligned with our customers to support this transition, and as they migrate from paper-based processing to electronic processing, even though our revenues for an applicable customer generally will decline, our margins and profitability will typically increase.

Part of our strategy also includes the development and introduction of new and updated solutions. Our new and updated solutions are likely to require us to incur development and engineering expenditures, both operating and capital, and related sales and marketing costs at increased levels in order to successfully develop and achieve market acceptance of such solutions. We also may acquire, or enter into agreements with third parties to assist us in providing, new solutions. For example, we offer our electronic payment solutions through banks or vendors who contract with banks and other financial service firms. The costs of these initiatives or the failure to achieve broad penetration in target markets with respect to new or updated solutions may negatively affect our results of operations, margins and cash flow. Because newly introduced solutions generally will have lower margins initially as compared to our existing and more mature solutions, our margins and margin growth may be adversely affected on a percentage basis until these new solutions achieve scale and maturity. In addition, we continue to improve the scalability and performance of our network and platforms by transitioning to a cloud environment. The transition and development of new platforms in a cloud environment may result in more operating costs and less capital expenditures as compared to prior periods.

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

We also expect to continue to be affected by general economic, regulatory and demographic factors affecting the healthcare industry. Significant changes in regulatory schemes, such as the updated Health Insurance Portability and Accountability Act of 1996, American Recovery and Reinvestment Act of 2009, the Patient Protection and Affordable Care Act (“ACA”) and other federal healthcare policy initiatives, impact our customers’ healthcare activities. In particular, we believe the ACA has significantly affected the regulatory environment in which we and our customers operate by changing how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced federal healthcare program spending, increased efforts to link federal healthcare program payments to quality and efficiency and insurance market reforms. Also, changes in federal and state reimbursement patterns and rates can impact the revenues in certain of our business lines, particularly our government program eligibility and enrollment solutions. Although we believe the ACA has resulted in an overall increase in healthcare utilization and volumes to date, we are unable to predict how providers, payers, pharmacies and other healthcare market participants will continue to respond to the various reform provisions of ACA, and we cannot be sure that the markets for our solutions will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

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

Recent Developments

In January 2015, we reorganized our reportable segments as software and analytics, network solutions and technology-enabled services. This discussion and analysis related to prior periods has been restated to reflect our current organizational structure.

Effective January 1, 2015, in order to clarify the nature of our customer related postage activities, we created separate captions on the statement of operations within revenue and costs and expenses, respectively.

Our Revenues and Expenses

We generate virtually all of our revenue by using technology solutions to provide our customers services that automate and simplify business and administrative functions for payers, providers and pharmacies generally on either a per transaction, per document, per communication, per member per month, monthly flat-fee, contingent fee or hourly basis.

Cost of operations consists primarily of costs related to services we provide to customers and costs associated with the operation and maintenance of our networks. These costs primarily include materials costs related to our payment and communication solutions, rebates paid to our channel partners (net of rebates to certain customers that offset revenue) and data communications costs, all of which generally vary with our revenues and/or volumes. Cost of operations also includes personnel costs associated with production, network operations, customer support and other personnel, facilities expenses and equipment maintenance, all of which vary less directly with our revenue and/or volumes due to the fixed or semi-fixed nature of these expenses.

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

Our material costs relate primarily to our payment and communication solutions volumes, and consist primarily of paper and printing costs.

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

Postage, which is generally billed as a pass-through cost to our customers, is the most significant cost incurred in the delivery of our payment and communication solutions. Our postage costs and related revenues increase as our payment and communication solutions volumes increase and also when the United States Postal Service (“USPS”) increases postage rates. Although the USPS historically has increased postage rates annually in most recent years, including in January 2014 and April 2015, the frequency and nature of such annual increases may not occur as regularly in the future.

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

Acquisitions and Divestitures

We actively evaluate opportunities to improve and expand our business through targeted acquisitions that are consistent with our strategy. On occasion, we also may dispose of certain components of our business that no longer fit within our overall strategy. Because of our acquisition activity, our results of operations may not be directly comparable among periods. The following summarizes our acquisition transactions since January 1, 2014 and affected segments:

Date	Business	Description	Affected Segment

February 2014	Vieosoft, Inc. (“Vieosoft”)	Development stage enterprise	Network Solutions

July 2014	Capario, Corp. (“Capario”)	Technology-enabled provider of revenue cycle management solutions	Software and Analytics; Network Solutions

November 2014	Change Healthcare, Inc. (“Change”)	Technology-enabled provider of healthcare consumer engagement solutions	Software and Analytics

December 2014	Adminisource Communications, Inc. (“Adminisource”)	Technology-enabled provider of payment and communication solutions	Technology-enabled Services

For certain of our acquisitions, we agreed to transfer additional consideration to the sellers of the acquired businesses in the event that specified performance measures are achieved, including Vieosoft and Change. United States generally accepted accounting principles generally require us to recognize the initial fair value of the expected amount to be paid under such contingent consideration arrangements as a component of the total consideration transferred. Subsequent changes in the fair value of the amounts expected to be paid, however, are generally required to be recognized as a component of net income. Such changes in fair value may occur based on changes in the expected timing or amount of payments or the effect of discounting the liability for the time value of money.

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

Income Taxes

Our blended statutory federal and state income tax rate ranges from 37% to 40%. Our effective income tax rate, however, is affected by several factors, including the change in tax status of EBS Master LLC (“EBS Master”) from a partnership to a corporation in January 2014. The following table and subsequent commentary reconciles our federal statutory rate to our effective income tax rate and the subsequent commentary describes the more significant of the reconciling factors:

	Three Months Ended
	March 31,
	2015	2014
Statutory United States federal tax rate	35.0%	35.0%
State income taxes (net of federal benefit)	8.7	40.0
Change in tax status	—	12.4
Contingent consideration	6.0	(2.8)
Other	1.5	3.1

Effective income tax rate	51.2%	87.7%

State Income Taxes—Our effective tax rate for state income taxes is generally impacted by changes in our apportionment. In addition, our effective tax rate for state income taxes for the three months ended March 31, 2014 was affected by the change in tax status of EBS Master from a partnership to a corporation in January 2014.

Change in Tax Status—Prior to the change in tax status of EBS Master from a partnership to a corporation in January 2014, we recognized a deferred tax liability for the difference in the book and tax basis of our investment in EBS Master (i.e. outside basis). The outside tax basis of the investment in EBS Master excluded consideration of goodwill within EBS Master that otherwise would have no tax basis. Following the tax status change, our deferred tax balances reflect only the difference in the book and tax bases of the individual assets and liabilities included in the corporation.

Amendments of the Senior Credit Agreement

In December 2014, we borrowed an additional $160,000 under an incremental term loan facility (“Incremental Term Loan”) through an amendment to our credit agreement (the “Senior Credit Agreement”) governing our senior secured term loan facility (the “Term Loan Facility”) and senior secured revolving credit facility (the “Revolving Facility”) (collectively, the “Senior Credit Facilities”).

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

We believe there have been no significant changes during the three months ended March 31, 2015 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Results of Operations

The following table summarizes our consolidated results of operations for the three months ended March 31, 2015 and 2014, respectively (amounts in thousands).

	Three Months Ended
	March 31, 2015		March 31, 2014
		% of		% of
	Amount	Revenue(1)	Amount	Revenue(1)
Revenue:
Solutions revenue	$258,412	74.8%	$236,135	74.0%
Postage revenue	87,283	25.2	83,072	26.0

Total revenue	345,695	100.0	319,207	100.0
Cost and expenses:
Cost of operations (exclusive of depreciation and amortization below)	121,297	46.9	112,248	47.5
Development and engineering	10,825	4.2	8,905	3.8
Sales, marketing, general and administrative	48,991	19.0	54,328	23.0
Customer postage	87,283	25.2	83,072	26.0
Depreciation and amortization	48,114	13.9	46,463	14.6
Accretion	4,979	1.4	(77)	(0.0)

Operating income	24,206	7.0	14,268	4.5
Interest expense, net	38,008	11.0	36,563	11.5
Contingent consideration	(2,015)	(0.6)	1,960	0.6

Income (loss) before income tax provision (benefit)	(11,787)	(3.4)	(24,255)	(7.6)
Income tax provision (benefit)	(6,040)	(1.7)	(21,266)	(6.7)

Net income (loss)	$(5,747)	(1.7)%	$(2,989)	(0.9)%

(1)	Percentages of revenue for cost of operations, development and engineering and sales, marketing, general and administrative line items are based on solutions revenue.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Solutions Revenues

Our solutions revenues were $258.4 million for the three months ended March 31, 2015 as compared to $236.1 million for the three months ended March 31, 2014, an increase of $22.3 million, or 9.4%. Factors affecting our solutions revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $121.3 million for the three months ended March 31, 2015 as compared to $112.2 million for the three months ended March 31, 2014, an increase of $9.0 million, or 8.1%. The increase in our cost of operations is primarily due to volume growth, including approximately $7.0 million related to acquired businesses. As a percentage of solutions revenue, our cost of operations was 46.9% for the three months ended March 31, 2015 as compared to 47.5% for the three months ended March 31, 2014. The decrease in our cost of operations as a percentage of revenue is primarily due to changes in revenue mix and increased productivity.

Development and Engineering Expense

Our total development and engineering expense was $10.8 million for the three months ended March 31, 2015 as compared to $8.9 million for the three months ended March 31, 2014, an increase of $1.9 million, or 21.6%. The increase in our development and engineering expense is primarily due to the impact of acquired businesses.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $49.0 million for the three months ended March 31, 2015 as compared to $54.3 million for the three months ended March 31, 2014, a decrease of $5.3 million, or 9.8%. The decrease in our sales, marketing, general and administrative expense was primarily due to productivity improvements, efficiency measures and the absence of certain non-recurring costs included in the prior year period, partially offset by business growth.

Postage

Our postage revenue and customer postage expense was $87.3 million for the three months ended March 31, 2015 as compared to $83.1 million for the three months ended March 31, 2014, an increase of $4.2 million, or 5.1%. This increase in postage revenue and corresponding expense was due to increased volumes in our payment and communication solutions business.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $48.1 million for the three months ended March 31, 2015 as compared to $46.5 million for the three months ended March 31, 2014, an increase of $1.7 million, or 3.6%. This increase was primarily due to increased capital expenditures and acquisition activity.

Accretion

Our accretion expense was $5.0 million for the three months ended March 31, 2015 as compared to a benefit of $0.1 million for the three months ended March 31, 2014. The amount recognized as accretion can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in corporate structure, leverage, operations or other factors.

Interest Expense

Our interest expense was $38.0 million for the three months ended March 31, 2015 as compared to $36.6 million for the three months ended March 31, 2014, an increase of $1.4 million, or 4.0%. This increase was primarily due to the impact of the Incremental Term Loan, partially offset by scheduled principal payments under the existing credit facilities.

Income Taxes

Our income tax benefit was $6.0 million for the three months ended March 31, 2015 as compared to an income tax benefit of $21.3 million for the three months ended March 31, 2014. Our effective tax rate was 51.2% for the three months ended March 31, 2015 as compared to 87.7% for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015 was affected by changes in state tax apportionment, statutory rates, valuation allowance and other permanent items.

Segment Revenues and Adjusted EBITDA

We operate our business in three reportable segments: software and analytics, network solutions and technology-enabled services. We also maintain a corporate function which includes pass-through postage costs, management, administrative and certain other shared corporate services functions such as legal, finance, human resources and marketing, as well as eliminations to remove inter-segment revenue and expenses. These administrative costs are excluded from the adjusted EBITDA measure for each respective reportable segment.

The segment profit measure primarily utilized by management is adjusted EBITDA which is defined as EBITDA (defined as net income (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization), plus certain other non-cash or non-operating items. The non-cash or other non-operating items affecting the segment profit measure generally include equity compensation; acquisition accounting adjustments; acquisition-related costs; strategic initiatives, duplicative and transition costs; impairment of long lived assets; and contingent consideration adjustments. Adjusted EBITDA for the respective segments excludes all costs and adjustments associated with the above-referenced corporate functions. Financial information, including details of our adjustments to EBITDA, for each of our segments is set forth in Note 10 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Software and Analytics

Our software and analytics segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	March 31,	March 31,
	2015	2014	$ Change
Solutions revenue	$65,869	$54,282	$11,587
Adjusted EBITDA	$20,061	$16,784	$3,277

Software and analytics solutions revenue for the three months ended March 31, 2015 increased by $11.6 million, or 21.3%, as compared to the prior year period. This increase was primarily driven by new sales and implementations, particularly within our electronic payment and revenue cycle technology solutions, and $4.6 million related to acquired businesses.

Software and analytics adjusted EBITDA for the three months ended March 31, 2015 increased by $3.3 million, or 19.5% as compared to the prior year period. The increase in our software and analytics adjusted EBITDA is primarily due to the impact of the revenue items described above, partially offset by increased strategic growth initiative costs. As a percentage of solutions revenue, software and analytics adjusted EBITDA was 30.5% for the three months ended March 31, 2015 as compared to 30.9% for the three months ended March 31, 2014. The decrease in our software and analytics adjusted EBITDA as a percentage of solutions revenue is primarily due to increased strategic growth initiative costs.

Network Solutions

Our network solutions segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	March 31,	March 31,
	2015	2014	$ Change
Solutions revenue	$90,209	$82,759	$7,450
Adjusted EBITDA	$46,121	$41,250	$4,871

Network solutions revenue for the three months ended March 31, 2015 increased by $7.5 million, or 9.0%, as compared to the prior year period primarily due to increased volumes, new sales and implementations and $4.9 million related to acquired businesses, partially offset by customer attrition.

Network solutions adjusted EBITDA for the three months ended March 31, 2015 increased by $4.9 million, or 11.8%, as compared to the prior year period. As a percentage of solutions revenue, network solutions adjusted EBITDA was 51.1% for the three months ended March 31, 2015 as compared to 49.8% for the three months ended March 31, 2014. The increase in network solutions adjusted EBITDA and as a percentage of solutions revenue was primarily due to the impact of the revenue items described above and other efficiency measures.

Technology-enabled Services

Our technology-enabled services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	March 31,	March 31,
	2015	2014	$ Change
Solutions revenue	$108,750	$104,434	$4,316
Adjusted EBITDA	$39,169	$36,229	$2,940

Technology-enabled services revenue for the three months ended March 31, 2015 increased by $4.3 million, or 4.1%, as compared to the prior year period. This increase was primarily due to increased volumes in our payment and communication solutions and new sales and implementations, partially offset by customer attrition and the effects of changing reimbursement patterns and rates of federal and state payers related to our government program eligibility and enrollment services.

Technology-enabled services adjusted EBITDA for the three months ended March 31, 2015 increased by $2.9 million, or 8.1%, as compared to the prior year period. As a percentage of solutions revenue, technology-enabled services adjusted EBITDA was 36.0% for the three months ended March 31, 2015 as compared to 34.7% for the prior year period. The increase in technology-enabled services adjusted EBITDA and as a percentage of solutions revenue was primarily due to the impact of the revenue items described above, as well as productivity improvements and other efficiency measures.

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

Cash Flows

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2015 was $33.7 million as compared to $26.7 million for three months ended March 31, 2014, an increase of $7.0 million. This increase is primarily due to business growth.

Cash provided by operating activities can be significantly impacted by our non-cash working capital assets and liabilities, which may vary based on the timing of cash receipts that fluctuate by day of week and/or month and also may be impacted by cash management decisions.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2015 was $12.8 million as compared to $15.3 million for the three months ended March 31, 2014. Cash used in investing activities for the three months ended March 31, 2015 consisted of capital expenditures for property and equipment. Cash used in investing activities for the three months ended March 31, 2014 consisted of capital expenditures for property and equipment and cash consideration paid for the February 2014 Vieosoft acquisition.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2015 was $15.5 million as compared to $11.0 million for the three months ended March 31, 2014. Cash used in financing activities for each of the three months ended March 31, 2015 and 2014 primarily consisted of principal payments under our Senior Credit Facilities and deferred financing arrangements.

Long-term Debt

In November 2011, we entered into the Senior Credit Agreement which was comprised of the Term Loan Facility and the Revolving Facility, $375.0 million of 11% senior notes due 2019 (the “2019 Notes”) and $375.0 million 11.25% senior notes due 2020 (the “2020 Notes”; together with the 2019 Notes, the “Senior Notes”).

Long-term debt as of March 31, 2015 and December 31, 2014, consisted of the following:

	March 31,	December 31,
	2015	2014
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $11,954 and $12,740 at March 31, 2015 and December 31, 2014, respectively (effective interest rate of 4.21%)	$1,250,218	$1,252,652
$160 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $2,224 and $2,369 at March 31, 2015 and December 31, 2014, respectively (effective interest rate of 4.56%)	156,976	157,231
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $6,467 and $6,720 at March 31, 2015 and December 31, 2014, respectively (effective interest rate of 11.53%)	368,533	368,280
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $8,372 and $8,624 at March 31, 2015 and December 31, 2014, respectively (effective interest rate of 11.86%)	366,628	366,376
Obligation under data sublicense agreement	17,242	17,237
Other	6,973	12,129
Less current portion	(27,350)	(27,308)

Long-term debt	$2,139,220	$2,146,597

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

In April 2012, we amended the Senior Credit Agreement to reprice the Senior Credit Facilities and borrow $80.0 million of additional term loans. In April 2013, we again amended the Senior Credit Agreement to further reprice, and also to modify certain financial covenants under, the Senior Credit Facilities. Following this amendment, the interest rate on both the Term Loan Facility and Revolving Facility is LIBOR plus 2.50%. The Term Loan Facility remains subject to a LIBOR floor of 1.25%, and there continues to be no LIBOR floor on the Revolving Facility. In connection with the April 2013 repricing, the Senior Credit Agreement also was amended to, among other things, eliminate the financial covenant related to the consolidated cash interest coverage ratio and modify the financial covenant related to the net leverage test by maintaining the required first lien net leverage ratio at 5.35 to 1.00 for the remaining term of the Senior Credit Facilities.

In December 2014, through another amendment to the Senior Credit Agreement, we borrowed an additional $160,000 under the Incremental Term Loan on identical terms and having the same rights and obligations as the existing term loans under the Senior Credit Agreement.

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

As of March 31, 2015, we believe we were in compliance with all of the applicable debt covenants under the Senior Credit Agreement.

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

The indentures governing the Senior Notes (the “Indentures”) contain customary covenants that restrict our ability and the ability of our restricted subsidiaries to:

•

pay dividends on our capital stock or redeem, repurchase or retire our capital stock, subject to customary covenants, including compliance with a fixed charge coverage ratio and subject to limitation based on net income generated during the term of the Indentures;

•	incur additional indebtedness or issue certain capital stock;

•	incur certain liens;

•	make investments, loans, advances and acquisitions;

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries;

•	prepay subordinated debt;

•	engage in certain transactions with our affiliates; and

•	enter into agreements restricting our subsidiaries’ ability to pay dividends.

The Indentures also contain certain affirmative covenants and events of default.

As of March 31, 2015, we believe we were in compliance with all of the applicable debt covenants under the Senior Notes.

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

As of March 31, 2015, we had outstanding borrowings of $1,421 million (before unamortized debt discount) under the Senior Credit Agreement. As of March 31, 2015, the LIBOR-based interest rate on the Term Loan Facility and Revolving Facility were each LIBOR plus 2.50%. The Term Loan Facility is subject to a LIBOR floor of 1.25% and there is no LIBOR floor on the Revolving Facility.

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

In January 2012, we executed three interest rate swap agreements with an aggregate notional amount of $640 million to reduce the variability of interest payments associated with the Term Loan Facility. For the quarter ended March 31, 2015, our interest rate swap agreements were designated as a cash flow hedge so that changes in the fair market value of the interest rate swap agreements were included within other comprehensive income.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. However, due to a floor on the floating rate index of 1.25% under the Term Loan Facility, as of March 31, 2015, our interest rates must increase by more than 100 basis points before our interest expense or cash flows are affected. Based on our outstanding debt as of March 31, 2015, and assuming that our mix of debt instruments, interest rate swaps and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have minimal impact on our earnings and cash flows.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015. Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EMDEON INC.

Date: May 11, 2015	By:	/s/ Neil E. de Crescenzo
Neil E. de Crescenzo, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2015	By:	/s/ Randy P. Giles
Randy P. Giles, Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2015	By:	/s/ Dennis B. Robbins
Dennis B. Robbins, Chief Accounting Officer
(Principal Accounting Officer)

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