Form 10-Q
period 2015-06-30
Emdeon Inc.
filed 2015-07-24
CIK 1444598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 24, 2015
Common Stock, $0.01 par value	100

*	The registrant is a voluntary filer of certain reports required to be filed by companies under Section 13 or 15(d) of the Securities and Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

Emdeon Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Emdeon Inc.

Condensed Consolidated Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:

Cash and cash equivalents	$160,376	$82,306
Accounts receivable, net of allowance for doubtful accounts of $3,470 and $6,377 at June 30, 2015 and December 31, 2014, respectively	234,140	233,791
Deferred income tax assets	14,055	18,893
Prepaid expenses and other current assets	29,939	29,246

Total current assets	438,510	364,236
Property and equipment, net	222,392	244,153
Goodwill	1,697,891	1,702,569
Intangible assets, net	1,484,772	1,539,394
Other assets, net	18,849	20,312

Total assets	$3,862,414	$3,870,664

LIABILITIES AND EQUITY
Current liabilities:

Accounts payable	$21,896	$16,399
Accrued expenses	196,494	175,206
Deferred revenues	10,636	10,518
Current portion of long-term debt	27,133	27,308

Total current liabilities	256,159	229,431
Long-term debt, excluding current portion	2,137,214	2,146,597
Deferred income tax liabilities	378,488	413,227
Tax receivable agreement obligations to related parties	172,780	163,983
Other long-term liabilities	12,858	15,361
Commitments and contingencies
Equity:
Common stock (par value, $.01), 100 shares authorized and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	1,150,667	1,149,360
Accumulated other comprehensive income (loss)	(2,590)	(1,955)
Accumulated deficit	(243,162)	(245,340)

Total equity	904,915	902,065

Total liabilities and equity	$3,862,414	$3,870,664

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Operations

(unaudited and amounts in thousands)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revenue:
Solutions revenue	$263,805	$249,077	$522,216	$485,211
Postage revenue	90,996	87,081	178,280	170,154

Total revenue	354,801	336,158	700,496	655,365
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	121,288	115,499	242,474	227,832
Development and engineering	10,123	7,062	20,949	15,968
Sales, marketing, general and administrative	46,973	52,738	95,237	103,911
Customer postage	90,996	87,081	178,280	170,154
Depreciation and amortization	49,515	46,630	97,629	93,093
Accretion	3,818	4,844	8,797	4,768
Impairment of long-lived assets	122	76,508	961	79,576

Operating income (loss)	31,966	(54,204)	56,169	(39,937)
Interest expense, net	38,135	36,543	76,143	73,106
Contingent consideration	1,850	(290)	(165)	1,670
Other	—	(3,971)	—	(3,971)

Income (loss) before income tax provision (benefit)	(8,019)	(86,486)	(19,809)	(110,742)
Income tax provision (benefit)	(15,947)	(26,959)	(21,987)	(48,226)

Net income (loss)	$7,928	$(59,527)	$2,178	$(62,516)

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net income (loss)	$7,928	$(59,527)	2,178	(62,516)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	109	(735)	(451)	(859)
Foreign currency translation adjustment	92	100	(184)	27

Other comprehensive income (loss)	201	(635)	(635)	(832)

Total comprehensive income (loss)	$8,129	$(60,162)	$1,543	$(63,348)

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Equity

(unaudited and amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2014	100	$—	$1,139,375	$(169,486)	$(1,343)	$968,546
Equity compensation expense	—	—	3,682	—	—	3,682
Repurchase of Parent common stock	—	—	(869)	—	—	(869)
Capital contribution from Parent	—	—	2,092	—	—	2,092
Net income (loss)	—	—	—	(62,516)	—	(62,516)
Foreign currency translation adjustment	—	—	—	—	27	27
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(859)	(859)

Balance at June 30, 2014	100	$—	$1,144,280	$(232,002)	$(2,175)	$910,103

Balance at January 1, 2015	100	$—	$1,149,360	$(245,340)	$(1,955)	$902,065
Equity compensation expense	—	—	4,183	—	—	4,183
Issuance of shares in connection with equity compensation plans, net of taxes	—	—	305	—	—	305
Repurchase of Parent common stock	—	—	(3,681)	—	—	(3,681)
Capital contribution from Parent	—	—	500	—	—	500
Net income (loss)	—	—	—	2,178	—	2,178
Foreign currency translation adjustment	—	—	—	—	(184)	(184)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(451)	(451)

Balance at June 30, 2015	100	$—	$1,150,667	$(243,162)	$(2,590)	$904,915

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited and amounts in thousands)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Operating activities
Net income (loss)	$2,178	$(62,516)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	97,629	93,093
Accretion	8,797	4,768
Equity compensation	4,183	3,682
Deferred income tax expense (benefit)	(23,213)	(48,695)
Amortization of debt discount and issuance costs	4,579	3,843
Contingent consideration	(165)	1,670
Impairment of long-lived assets	961	79,576
Other	—	(2,029)
Changes in operating assets and liabilities:
Accounts receivable	(1,420)	(25,648)
Prepaid expenses and other	(1,084)	(7,251)
Accounts payable	6,293	1,237
Accrued expenses, deferred revenue and other liabilities	24,860	(7,897)

Net cash provided by (used in) operating activities	123,598	33,833

Investing activities
Purchases of property and equipment	(24,654)	(25,952)
Proceeds/(payments) for acquisitions, net of cash acquired	824	(779)
Other	(90)	36

Net cash provided by (used in) investing activities	(23,920)	(26,695)

Financing activities
Payments on Term Loan Facility	(7,240)	(7,669)
Payment of debt assumed from acquisition	—	(1,877)
Deferred financing obligation payments	(5,939)	(4,176)
Repurchase of Parent common stock	(3,681)	(869)
Capital contribution from Parent	805	2,092
Payment of Contingent Consideration	(5,553)	—

Net cash provided by (used in) financing activities	(21,608)	(12,499)

Net increase (decrease) in cash and cash equivalents	78,070	(5,361)
Cash and cash equivalents at beginning of period	82,306	76,538

Cash and cash equivalents at end of period	$160,376	$71,177

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

1. Nature of Business and Organization

Nature of Business

Emdeon Inc. (the “Company”), through its subsidiaries, is a provider of software and analytics, network solutions and technology-enabled services that optimize communications, payments and actionable insights by leveraging its intelligent healthcare platform, which includes one of the largest financial and administrative networks in the United States healthcare system. The Company’s platform and solutions integrate and automate key functions of its payer, provider and pharmacy customers throughout the patient encounter, from consumer engagement and pre-care eligibility and enrollment through payment.

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

Effective January 1, 2015, in order to clarify the nature of its customer related postage activities, the Company also created separate captions on the statement of operations within revenue and costs and expenses, respectively. Previously, such amounts were included within revenue and costs of operations. To conform to the current period presentation, costs of operations were reduced by $87,081 and $170,154 and reclassified as customer postage for the three and six months ended June 30, 2014, respectively.

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

Business Combinations

The preliminary values of the consideration transferred, assets acquired and liabilities assumed in the recent Change Healthcare Corporation and Adminisource Communications, Inc. acquisitions, including the related tax effects, remain subject to receipt of a final valuation and finalization of tax amounts.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, which replaces most prior general and industry specific revenue recognition guidance with a principles-based comprehensive revenue recognition framework. Under this revised framework, a company will recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. This update is effective for fiscal years and interim periods beginning in those years after December 15, 2017. Early adoption is permitted in years beginning after December 15, 2016. Upon adoption, a company may elect to either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the update with an adjustment to retained earnings. The Company is currently assessing the potential effects this update may have on its consolidated financial statements.

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

In January 2015, the Company adopted FASB ASU No. 2014-08, which changes the requirements for reporting discontinued operations. Following adoption of this update, discontinued operations generally will be reported for the disposal by sale or otherwise of a component or a group of components that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. Upon adoption, this update had no effect on the Company’s consolidated financial statements

In April 2015, the FASB issued ASU No. 2015-03, which requires that debt issue costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This update is required to be applied on a retrospective basis wherein the balance sheet of each individual period presented must be adjusted to reflect the period specific effects of applying this new guidance. This update is effective for fiscal years and interim periods within those years beginning after December 31, 2015, with early adoption permitted. The Company expects to adopt this update effective July 1, 2015. If the update were adopted as of June 30, 2015, other assets within the consolidated balance sheet and long-term debt, excluding current portion would be reduced by $9,911.

In April 2015, the FASB issued ASU No. 2015-05, which provides guidance to customers about whether a cloud computing arrangement includes a software license and requires that all software licenses utilized in internal use software arrangements be accounted for consistent with other licenses of intangible assets. This update is effective for fiscal years and interim periods within those years beginning after December 31, 2015, with early adoption permitted. Upon adoption, a company may elect to apply the update prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company expects to adopt this update prospectively on all new or materially modified arrangements effective July 1, 2015 but does not expect the adoption of this update to have a material effect on its consolidated financial statements.

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

Long-term debt as of June 30, 2015 and December 31, 2014, consisted of the following:

	June 30,	December 31,
	2015	2014
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $11,162 and $12,740 at June 30, 2015 and December 31, 2014, respectively (effective interest rate of 4.21%)	$1,247,790	$1,252,652
$160 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $2,078 and $2,369 at June 30, 2015 and December 31, 2014, respectively (effective interest rate of 4.56%)	156,722	157,231
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $6,207 and $6,720 at June 30, 2015 and December 31, 2014, respectively (effective interest rate of 11.53%)	368,793	368,280
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $8,113 and $8,624 at June 30, 2015 and December 31, 2014, respectively (effective interest rate of 11.86%)	366,887	366,376
Obligation under data sublicense agreement	17,242	17,237
Other	6,913	12,129
Less current portion	(27,133)	(27,308)

Long-term debt	$2,137,214	$2,146,597

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

In April 2012, the Company amended the Senior Credit Agreement to reprice the Senior Credit Facilities and borrow $80,000 of additional term loans. In April 2013, the Company again amended the Senior Credit Agreement to further reprice, and also to modify certain financial covenants under the Senior Credit Facilities. Following the April 2013 amendment, the interest rate on both the Term Loan Facility and Revolving Facility is LIBOR plus 2.50%. The Term Loan Facility remains subject to a LIBOR floor of 1.25%, and there continues to be no LIBOR floor on the Revolving Facility. In connection with the April 2013 repricing, the Senior Credit Agreement also was amended to, among other things, eliminate the financial covenant related to the consolidated cash interest coverage ratio and modify the financial covenant related to the net leverage test by maintaining the required first lien net leverage ratio at 5.35 to 1.00 for the remaining term of the Senior Credit Facilities.

In December 2014, through another amendment to the Senior Credit Agreement, the Company borrowed an additional $160,000 under an incremental term loan facility on identical terms and having the same rights and obligations as the existing term loans under the Senior Credit Agreement.

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

As of June 30, 2015, the Company believes it was in compliance with all of the applicable debt covenants under the Senior Credit Agreement.

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

As of June 30, 2015, the Company believes it was in compliance with all of the applicable debt covenants under the Senior Notes.

Obligation Under Data Sublicense Agreement

In 2009 and 2010, the Company acquired certain additional rights to specified uses of its data from the former owner of the Company’s business in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to the former owner of the Company’s business. In connection with these data rights acquisitions, the Company recorded amortizable intangible assets and corresponding obligations at inception based on the present value of the scheduled annual payments through 2018, which totaled $65,000 in the aggregate (approximately $21,400 remained payable at June 30, 2015). In connection with the Merger, the Company was required to adjust this obligation to its fair value.

Other

From time to time, the Company enters into deferred financing arrangements with certain vendors. The obligations under such arrangements are generally recorded at the present value of the scheduled payments. Such future payments totaled approximately $6,900 at June 30, 2015.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the six months ended June 30, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt pursuant to the Term Loan Facility. As of June 30, 2015, the Company had three outstanding interest rate derivatives with a combined notional amount of $640,000 that were designated as cash flow hedges of interest rate risk.

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

The following table summarizes the fair value of the Company’s derivative instruments at June 30, 2015 and December 31, 2014:

	Fair Values of Derivative Instruments Asset (Liability) Derivatives
	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$222
Interest rate swaps	Accrued expenses	(1,922)	(2,567)
Interest rate swaps	Other long-term liabilities	(1,190)	—

		$(3,112)	$(2,345)

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The effect of the derivative instruments on the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, respectively, is summarized in the following table:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives in Cash Flow Hedging Relationships
Gain/ (loss) related to effective portion of derivative recognized in other comprehensive loss	$(459)	$(1,897)	$(2,050)	$(2,745)

Gain/ (loss) related to effective portion of derivative reclassified from accumulated other comprehensive loss to interest expense	$(645)	$(645)	$(1,283)	$(1,283)

Credit Risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company also could be declared in default on its derivative obligations.

As of June 30, 2015, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3,814. If the Company had breached any of these provisions at June 30, 2015, the Company could have been required to settle its obligations under the agreements at this termination value. The Company does not offset any derivative instruments and the derivative instruments are not subject to collateral posting requirements.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

6. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the Company’s derivative financial instruments and contingent consideration associated with business combinations. The table below summarizes these items as of June 30, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

Description	Balance at June 30, 2015	Quoted in Markets Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(3,112)	$—	$(3,112)	$—
Contingent consideration obligations	(9,310)	—	—	(9,310)

Total	$(12,422)	$—	$(3,112)	$(9,310)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs to evaluate the likelihood of default by itself and by its counterparties. As of June 30, 2015, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3).

	Three Months Ended June 30,		Six Months Ended Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$(7,460)	$(13,459)	$(17,486)	$(5,484)
Adjustment of provisional amounts	—	—	(50)	—
Issuance of contingent consideration	—	—	—	(6,015)
Settlement of contingent consideration	—	—	8,061	—
Total changes included in contingent consideration	(1,850)	290	165	(1,670)

Balance at end of period	$(9,310)	$(13,169)	$(9,310)	$(13,169)

During April 2015, the Company exercised its option to terminate all future obligations under the Vieosoft, Inc. (“Vieosoft”) stock purchase agreement in exchange for a cash payment of $4,650 to the former stockholders of Vieosoft. This termination payment was not accepted and the former stockholders of Vieosoft have filed a lawsuit against the Company. The Company has reflected a liability of $4,650 within accrued expenses on the accompanying condensed consolidated balance sheet as of June 30, 2015.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

During the six months ended June 30, 2014, the Company’s technology-enabled services segment received notice that its existing contract with a customer would not be renewed in full upon its expiration. As a result, the Company abandoned a customer related project that was under development and assessed the recoverability of the net assets included in the relevant asset group. The Company recognized an impairment charge, measured as of April 30, 2014, to write off the abandoned project and to adjust the carrying value of the asset group to its fair value. This latter impairment charge was generally allocated to the affected long-lived assets on a pro rata basis. Additionally, the Company abandoned certain network solutions and technology-enabled services segment development projects in connection with execution of certain strategic initiatives during the six months ended June 30, 2014.

The following table summarizes the affected financial statement captions, the allocation of the impairment charges among those captions and provides certain quantitative information associated with the required fair value measurements for the six months ended June 30, 2014.

	Range of Inputs	Fair Value	Impairment
Long-lived assets to be held and used (Level 3)
Relevant asset group	N/A	$13,066	$73,220
Balance sheet account:
Customer relationships	N/A	N/A	$72,290
Property and equipment	N/A	N/A	$930
Unobservable inputs (discounted cash flow method):
Probability of contract extension	80%	N/A	N/A
Probability of new contract execution	20%-90%	N/A	N/A
Expected annual revenue range	$3,080-$3,590	N/A	N/A
Risk free interest rate	1.6%	N/A	N/A
Long-lived assets to be disposed of
Property and Equipment	N/A	$—	$3,040

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the estimated fair value of financial instruments held by the Company as of June 30, 2015 were:

	Carrying Amount	Fair Value
Cash and cash equivalents	$160,376	$160,376
Accounts receivable	$234,140	$234,140
Senior Credit Facilities (Level 1)	$1,417,752	$1,413,811
Senior Notes (Level 2)	$750,000	$812,344

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

8. Income Taxes

In May 2015, the state of Tennessee enacted the Tennessee Revenue Modernization Act, which changed the manner in which the Company’s Tennessee apportionment is determined. This change in the Company’s Tennessee apportionment resulted in a change in the Company’s effective state income tax rate.

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

After giving effect to the changes in the Company’s Tennessee apportionment and tax status and other items, income taxes for the six months ended June 30, 2015 amounted to an income tax benefit of $21,987 and an effective tax rate of 111.0%. The income tax benefit for the six months ended June 30, 2014, was $48,226 and resulted in an effective tax rate of 43.5%.

9. Tax Receivable Agreement Obligation to Related Parties

The Company is a party to tax receivable agreements which obligate it to make payments to certain of its current and former owners, including affiliates of Blackstone, Hellman & Friedman and certain members of management (collectively, the “TRA Members”), equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from certain previous transactions, including the Merger. The Company will retain the benefit of the remaining 15% of these tax savings. The Company expects cumulative remaining payments under the tax receivable agreements of approximately $350,383. $173,724 of this amount, which reflected the initial fair value of the tax receivable agreement obligations plus recognized accretion, was reflected as an obligation on the accompanying unaudited condensed consolidated balance sheet at June 30, 2015.

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The revenue and adjusted EBITDA for the operating segments are as follows:

	Three Months Ended June 30, 2015
	Software and Analytics	Network Solutions	Technology- enabled Services	Corporate and Eliminations	Consolidated
Revenue from external customers:
Solutions revenue	$67,049	$92,691	$110,420	$(6,355)	$263,805
Postage revenue	—	—	—	90,996	90,996
Inter-segment revenue	255	70	1,168	(1,493)	—

Net revenue	$67,304	$92,761	$111,588	$83,148	$354,801

Income (loss) before income taxes	22,079	46,797	40,602	(117,497)	(8,019)
Interest expense	—	—	—	38,135	38,135
Depreciation and amortization	—	—	—	49,515	49,515

EBITDA	22,079	46,797	40,602	(29,847)	79,631
Equity compensation	310	141	199	1,348	1,998
Acquisition accounting adjustments	324	—	160	—	484
Acquisition-related costs	16	32	336	2,001	2,385
Transaction-related costs and advisory fees	—	—	—	1,662	1,662
Strategic initiatives, duplicative and transition costs	630	300	348	1,000	2,278
Severance costs	104	451	157	1,302	2,014
Accretion	—	—	—	3,818	3,818
Impairment of long-lived assets	—	60	111	(49)	122
Contingent consideration	—	1,463	627	(240)	1,850
Other non-routine, net	291	296	205	856	1,648

EBITDA Adjustments	1,675	2,743	2,143	11,698	18,259

Adjusted EBITDA	$23,754	$49,540	$42,745	$(18,149)	$97,890

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Three Months Ended June 30, 2014
	Software and Analytics	Network Solutions	Technology- enabled Services	Corporate and Eliminations	Consolidated
Revenue from external customers:
Solutions revenue	$61,888	$84,351	$108,916	$(6,078)	$249,077
Postage revenue	—	—	—	87,081	87,081
Inter-segment revenue	305	104	2,078	(2,487)	—

Net revenue	$62,193	$84,455	$110,994	$78,516	$336,158

Income (loss) before income taxes	22,295	40,114	(36,679)	(112,216)	(86,486)
Interest expense	—	—	—	36,543	36,543
Depreciation and amortization	—	—	—	46,630	46,630

EBITDA	22,295	40,114	(36,679)	(29,043)	(3,313)
Equity compensation	160	141	284	1,205	1,790
Acquisition accounting adjustments	31	—	551	(358)	224
Acquisition-related costs	16	10	12	1,651	1,689
Transaction-related costs and advisory fees	—	—	—	1,615	1,615
Strategic initiatives, duplicative and transition costs	66	17	34	4,190	4,307
Severance costs	30	80	321	542	973
Accretion	—	—	—	4,844	4,844
Impairment of long-lived assets	468	2,031	73,936	73	76,508
Contingent consideration	—	(290)	—	—	(290)
Other non-routine, net	90	166	2,557	(829)	1,984

EBITDA Adjustments	861	2,155	77,695	12,933	93,644

Adjusted EBITDA	$23,156	$42,269	$41,016	$(16,110)	$90,331

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Six Months Ended June 30, 2015
	Software and Analytics	Network Solutions	Technology- enabled Services	Corporate and Eliminations	Consolidated
Revenue from external customers:
Solutions revenue	$132,918	$182,900	$219,170	$(12,772)	$522,216
Postage revenue	—	—	—	178,280	178,280
Inter-segment revenue	510	122	2,024	(2,656)	—

Net revenue	$133,428	$183,022	$221,194	$162,852	$700,496

Income (loss) before income taxes	40,938	93,518	77,045	(231,310)	(19,809)
Interest expense	—	—	—	76,143	76,143
Depreciation and amortization	—	—	—	97,629	97,629

EBITDA	40,938	93,518	77,045	(57,538)	153,963
Equity compensation	684	256	347	2,896	4,183
Acquisition accounting adjustments	606	2	318	—	926
Acquisition-related costs	33	52	828	2,241	3,154
Transaction-related costs and advisory fees	—	—	—	3,179	3,179
Strategic initiatives, duplicative and transition costs	704	354	371	1,806	3,235
Severance costs	328	310	2,164	1,316	4,118
Accretion	—	—	—	8,797	8,797
Impairment of long-lived assets	107	844	264	(254)	961
Contingent consideration	—	(66)	41	(140)	(165)
Other non-routine, net	415	391	536	1,758	3,100

EBITDA Adjustments	2,877	2,143	4,869	21,599	31,488

Adjusted EBITDA	$43,815	$95,661	$81,914	$(35,939)	$185,451

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Six Months Ended June 30, 2014
	Software and Analytics	Network Solutions	Technology- enabled Services	Corporate and Eliminations	Consolidated
Revenue from external customers:
Solutions revenue	$116,171	$167,109	$213,350	$(11,419)	$485,211
Postage revenue	—	—	—	170,154	170,154
Inter-segment revenue	760	181	3,812	(4,753)	—

Net revenue	$116,931	$167,290	$217,162	$153,982	$655,365

Income (loss) before income taxes	37,387	78,671	(5,430)	(221,370)	(110,742)
Interest expense	—	—	—	73,106	73,106
Depreciation and amortization	—	—	—	93,093	93,093

EBITDA	37,387	78,671	(5,430)	(55,171)	55,457
Equity compensation	316	298	562	2,506	3,682
Acquisition accounting adjustments	76	12	447	—	535
Acquisition-related costs	29	38	989	2,498	3,554
Transaction-related costs and advisory fees	—	—	—	3,115	3,115
Strategic initiatives, duplicative and transition costs	87	136	63	9,067	9,353
Severance costs	1,143	359	883	1,336	3,721
Accretion	—	—	—	4,768	4,768
Impairment of long-lived assets	534	2,613	76,376	53	79,576
Contingent consideration	—	1,169	452	49	1,670
Other non-routine, net	367	222	2,903	(287)	3,205

EBITDA Adjustments	2,552	4,847	82,675	23,105	113,179

Adjusted EBITDA	$39,939	$83,518	$77,245	$(32,066)	$168,636

11. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of taxes, as of and for the six months ended June 30, 2015.

	Foreign Currency Translation Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$(483)	$(1,472)	$(1,955)
Change associated with foreign currency translation	(184)	—	(184)
Change associated with current period hedging	—	832	832
Reclassification into earnings	—	(1,283)	(1,283)

Balance at June 30, 2015	$(667)	$(1,923)	$(2,590)

12. Supplemental Condensed Consolidating Financial Information

In lieu of providing separate annual and interim financial statements for each guarantor of the Senior Notes, Regulation S-X provides companies, if certain criteria are satisfied, with the option to instead provide condensed consolidating financial information for its issuers, guarantors and non-guarantors. In the case of the Company, the applicable criteria include the following: (i) the Senior Notes are fully and unconditionally guaranteed on a joint and several basis (subject to customary release provisions), (ii) each of the guarantors of the Senior Notes is a direct or indirect 100% owned subsidiary of the Company and (iii) any non-guarantors are considered minor as that term is defined in Regulation S-X. Because each of these criteria has been satisfied by the Company, condensed consolidating balance sheets as of June 30, 2015 and December 31, 2014, condensed consolidating statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014, respectively, and condensed consolidating statements of cash flows for the six months ended June 30, 2015 and 2014, respectively, for the Company, segregating the issuer, the subsidiary guarantors and consolidating adjustments, are reflected below. Prior period amounts have been reclassified to conform to the current year presentation.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Balance Sheet

	As of June 30, 2015
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$741	$159,635	$—	$160,376
Accounts receivable, net of allowance for doubtful accounts	—	234,140	—	234,140
Deferred income tax assets	—	14,055	—	14,055
Prepaid expenses and other current assets	4,555	25,384	—	29,939

Total current assets	5,296	433,214	—	438,510
Property and equipment, net	5	222,387	—	222,392
Due from affiliates	—	235,147	(235,147)	—
Investment in consolidated subsidiaries	1,784,204	—	(1,784,204)	—
Goodwill	—	1,697,891	—	1,697,891
Intangible assets, net	129,000	1,355,772	—	1,484,772
Other assets, net	179,699	16,292	(177,142)	18,849

Total assets	$2,098,204	$3,960,703	$(2,196,493)	$3,862,414

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$21,896	$—	$21,896
Accrued expenses	5,389	191,105	—	196,494
Deferred revenues	—	10,636	—	10,636
Current portion of long-term debt	6,709	20,424	—	27,133

Total current liabilities	12,098	244,061	—	256,159
Due to affiliates	235,147	—	(235,147)	—
Long-term debt, excluding current portion	772,075	1,365,139	—	2,137,214
Deferred income tax liabilities	—	555,630	(177,142)	378,488
Tax receivable agreement obligations to related parties	172,780	—	—	172,780
Other long-term liabilities	1,189	11,669	—	12,858
Commitments and contingencies
Equity	904,915	1,784,204	(1,784,204)	904,915

Total liabilities and equity	$2,098,204	$3,960,703	$(2,196,493)	$3,862,414

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2015
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Solutions revenue	$—	$263,805	$—	$263,805
Postage revenue	—	90,996	—	90,996

Total revenue	—	354,801	—	354,801
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	121,288	—	121,288
Development and engineering	—	10,123	—	10,123
Sales, marketing, general and administrative	2,803	44,170	—	46,973
Customer postage	—	90,996	—	90,996
Depreciation and amortization	2,251	47,264	—	49,515
Accretion	3,818	—	—	3,818
Impairment of long-lived assets	—	122	—	122

Operating income (loss)	(8,872)	40,838	—	31,966
Equity in earnings of consolidated subsidiaries	(26,575)	—	26,575	—
Interest expense, net	23,308	14,827	—	38,135
Contingent consideration	—	1,850	—	1,850

Income (loss) before income tax provision (benefit)	(5,605)	24,161	(26,575)	(8,019)
Income tax provision (benefit)	(13,533)	(2,414)	—	(15,947)

Net income (loss)	$7,928	$26,575	$(26,575)	$7,928

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Solutions revenue	$—	$249,077	$—	$249,077
Postage revenue	—	87,081	—	87,081

Total revenue	—	336,158	—	336,158
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	115,499	—	115,499
Development and engineering	—	7,062	—	7,062
Sales, marketing, general and administrative	5,472	47,266	—	52,738
Customer postage	—	87,081		87,081
Depreciation and amortization	2,251	44,379	—	46,630
Accretion	4,844	—	—	4,844
Impairment of long-lived assets	—	76,508	—	76,508

Operating income (loss)	(12,567)	(41,637)	—	(54,204)
Equity in earnings of consolidated subsidiaries	39,723	—	(39,723)	—
Interest expense, net	23,417	13,126	—	36,543
Contingent consideration	—	(290)	—	(290)
Other	(114)	(3,857)	—	(3,971)

Income (loss) before income tax provision (benefit)	(75,593)	(50,616)	39,723	(86,486)
Income tax provision (benefit)	(16,066)	(10,893)	—	(26,959)

Net income (loss)	$(59,527)	$(39,723)	$39,723	$(59,527)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2015
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Solutions revenue	$—	$522,216	$—	$522,216
Postage revenue	—	178,280	—	178,280

Total revenue	—	700,496	—	700,496
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	242,474	—	242,474
Development and engineering	—	20,949	—	20,949
Sales, marketing, general and administrative	5,854	89,383	—	95,237
Customer postage	—	178,280	—	178,280
Depreciation and amortization	4,501	93,128	—	97,629
Accretion	8,797	—	—	8,797
Impairment of long-lived assets	—	961	—	961

Operating income (loss)	(19,152)	75,321	—	56,169
Equity in earnings of consolidated subsidiaries	(40,741)	—	40,741	—
Interest expense, net	46,589	29,554	—	76,143
Contingent consideration	—	(165)	—	(165)

Income (loss) before income tax provision (benefit)	(25,000)	45,932	(40,741)	(19,809)
Income tax provision (benefit)	(27,178)	5,191	—	(21,987)

Net income (loss)	$2,178	$40,741	$(40,741)	$2,178

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Solutions revenue	$—	$485,211	$—	$485,211
Postage revenue	—	170,154	—	170,154

Total revenue	—	655,365	—	655,365
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	227,832	—	227,832
Development and engineering	—	15,968	—	15,968
Sales, marketing, general and administrative	12,488	91,423	—	103,911
Customer postage	—	170,154	—	170,154
Depreciation and amortization	4,502	88,591	—	93,093
Accretion	4,768	—	—	4,768
Impairment of long-lived assets	—	79,576	—	79,576

Operating income (loss)	(21,758)	(18,179)	—	(39,937)
Equity in earnings of consolidated subsidiaries	61,129	—	(61,129)	—
Interest expense, net	46,807	26,299	—	73,106
Contingent consideration	—	1,670	—	1,670
Other	(114)	(3,857)	—	(3,971)

Income (loss) before income tax provision (benefit)	(129,580)	(42,291)	61,129	(110,742)
Income tax provision (benefit)	(67,064)	18,838	—	(48,226)

Net income (loss)	$(62,516)	$(61,129)	$61,129	$(62,516)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three Months Ended June 30, 2015
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$7,928	$26,575	$(26,575)	$7,928
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	109	—	—	109
Foreign currency translation adjustment	—	92	—	92
Equity in other comprehensive earnings	92	—	(92)	—

Other comprehensive income (loss)	201	92	(92)	201

Total comprehensive income (loss)	$8,129	$26,667	$(26,667)	$8,129

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Six Months Ended June 30, 2015
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$2,178	$40,741	$(40,741)	$2,178
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(451)	—	—	(451)
Foreign currency translation adjustment	—	(184)	—	(184)
Equity in other comprehensive earnings	(184)	—	184	—

Other comprehensive income (loss)	(635)	(184)	184	(635)

Total comprehensive income (loss)	$1,543	$40,557	$(40,557)	$1,543

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2015
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net income (loss)	$2,178	$40,741	$(40,741)	$2,178
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,501	93,128	—	97,629
Accretion	8,797	—	—	8,797
Equity compensation	156	4,027	—	4,183
Deferred income tax expense (benefit)	(27,178)	3,965	—	(23,213)
Amortization of debt discount and issuance costs	1,452	3,127	—	4,579
Contingent consideration	—	(165)	—	(165)
Impairment of long lived assets	—	961	—	961
Equity in earnings of consolidated subsidiaries	(40,741)	—	40,741	—
Changes in operating assets and liabilities:
Accounts receivable	—	(1,420)	—	(1,420)
Prepaid expenses and other	(2,288)	1,204	—	(1,084)
Accounts payable	—	6,293	—	6,293
Accrued expenses, deferred revenue, and other liabilities	918	23,942	—	24,860
Due to/from affiliates	54,537	(54,537)	—	—

Net cash provided (used in) by operating activities	2,332	121,266	—	123,598

Investing activities
Purchases of property and equipment	—	(24,654)	—	(24,654)
Payments for acquisitions, net of cash acquired	—	824	—	824
Other	—	(90)	—	(90)
Investment in subsidiary	627	—	(627)	—

Net cash provided by (used in) investing activities	627	(23,920)	(627)	(23,920)

Financing activities
Distributions from (to) Emdeon Inc. net	—	(627)	627	—
Payments on Term Loan Facility	(138)	(7,102)	—	(7,240)
Repayment of deferred financing arrangements	—	(5,939)	—	(5,939)
Repurchase of Parent common stock	(3,681)	—	—	(3,681)
Capital contribution from Parent	805	—	—	805
Payment of Contingent Consideration	—	(5,553)	—	(5,553)

Net cash provided by (used in) financing activities	(3,014)	(19,221)	627	(21,608)

Net decrease in cash and cash equivalents	(55)	78,125	—	78,070
Cash and cash equivalents at beginning of period	796	81,510	—	82,306

Cash and cash equivalents at end of period	$741	$159,635	$—	$160,376

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net income (loss)	$(62,516)	$(61,129)	$61,129	$(62,516)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,502	88,591	—	93,093
Accretion expense	4,768	—	—	4,768
Equity compensation expense	182	3,500	—	3,682
Deferred income tax expense (benefit)	(67,669)	18,974	—	(48,695)
Amortization of debt discount and issuance costs	1,319	2,524	—	3,843
Contingent consideration	—	1,670	—	1,670
Impairment of long lived assets	—	79,576	—	79,576
Equity in earnings of consolidated subsidiaries	61,129	—	(61,129)	—
Other	—	(2,029)	—	(2,029)
Changes in operating assets and liabilities:
Accounts receivable	—	(25,648)	—	(25,648)
Prepaid expenses and other	(1,496)	(5,755)	—	(7,251)
Accounts payable	—	1,237	—	1,237
Accrued expenses, deferred revenue, and other liabilities	(541)	(7,356)	—	(7,897)
Due to/from affiliates	57,599	(57,599)	—	—

Net cash provided by (used in) operating activities	(2,723)	36,556	—	33,833

Investing activities
Purchases of property and equipment	—	(25,952)	—	(25,952)
Payments for acquisitions, net of cash acquired	—	(779)	—	(779)
Other	36	—	—	36
Investment in subsidiaries, net	(332)	—	332	—

Net cash provided by (used in) investing activities	(296)	(26,731)	332	(26,695)

Financing activities
Distributions from (to) Emdeon Inc., net	—	332	(332)	—
Payments on Term Loan Facility	(162)	(7,507)	—	(7,669)
Payment of debt assumed from acquisition	—	(1,877)	—	(1,877)
Repayment of deferred financing arrangements	—	(4,176)	—	(4,176)
Repurchase of Parent common stock	(815)	(54)	—	(869)
Capital contribution from Parent	2,092	—	—	2,092

Net cash provided by (used in) financing activities	1,115	(13,282)	(332)	(12,499)

Net increase (decrease) in cash and cash equivalents	(1,904)	(3,457)	—	(5,361)
Cash and cash equivalents at beginning of period	2,794	73,744	—	76,538

Cash and cash equivalents at end of period	$890	$70,287	$—	$71,177

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

13. Subsequent Event

In July 2015, the Company executed a definitive agreement to acquire Altegra Health, Inc. (“Altegra”), a national provider of technology and intervention platforms that combine data aggregation and analytics with unique member engagement and reporting capabilities to achieve actionable insights and improved management for value-based healthcare. The Company expects to acquire Altegra for approximately $910,000 in cash, subject to certain adjustments, and has obtained debt and equity financing commitments to support the acquisition. The acquisition is subject to customary closing conditions, including expiration or early termination of the waiting period under the Hart-Scott-Rodino Act, and is expected to close in the third quarter of 2015.

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

Overview

We are a leading provider of software and analytics, network solutions and technology-enabled services that optimize communications, payments and actionable insights by leveraging our intelligent healthcare platform, which includes one of the largest financial and administrative networks in the United States healthcare system. Our platform and solutions integrate and automate key functions of our payer, provider and pharmacy customers throughout the patient encounter, from consumer engagement and pre-care eligibility and enrollment through payment. By using our comprehensive suite of solutions, our customers are able to improve efficiency, reduce costs, increase cash flow and more efficiently manage complex workflows. Customers receive additional synergistic and enhanced benefits when using multiple Emdeon solutions. Emdeon’s Intelligent Healthcare Network™, which reaches 700,000 physicians, 105,000 dentists, 60,000 pharmacies, 5,000 hospitals, 600 vendors, 450 laboratories and 1,200 government and commercial payers and processed approximately 8.1 billion transactions in 2014, allows us to bring actionable data, analytics and insights to our customers.

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

Part of our strategy also includes the development and introduction of new and updated solutions. Our new and updated solutions are likely to require us to incur development and engineering expenditures, both operating and capital, and related sales and marketing costs at increased levels in order to successfully develop and achieve market acceptance of such solutions. We also may acquire, or enter into agreements with third parties to assist us in providing, new solutions. For example, we offer our electronic payment solutions through banks or vendors who contract with banks and other financial service firms. The costs of these initiatives or the failure to achieve broad penetration in target markets with respect to new or updated solutions may negatively affect our results of operations, margins and cash flow. Because newly introduced solutions generally will have lower margins initially as compared to our existing and more mature solutions, our margins and margin growth may be adversely affected on a percentage basis until these new solutions achieve scale and maturity. In addition, we continue to improve the scalability and performance of our network and platform. Any improvements in our current network or platform, or the development of new networks or platforms, including those leveraging cloud-based environments, may result in more operating costs and less capital expenditures as compared to prior periods.

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

We also expect to continue to be affected by general economic, regulatory and demographic factors affecting the healthcare industry. Significant changes in regulatory schemes, such as the updated Health Insurance Portability and Accountability Act of 1996, American Recovery and Reinvestment Act of 2009, the Patient Protection and Affordable Care Act (“ACA”) and other federal healthcare policy initiatives, impact our customers’ healthcare activities. In particular, we believe the ACA has significantly affected the regulatory environment in which we and our customers operate by changing how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced federal healthcare program spending, increased efforts to link federal healthcare program payments to quality and efficiency and insurance market reforms. Also, changes in federal and state reimbursement patterns and rates can impact the revenues in certain of our business lines, particularly our government program eligibility and enrollment solutions. Although we believe the ACA has resulted in an overall increase in healthcare utilization and volumes to date, we are unable to predict how providers, payers, pharmacies and other healthcare market participants will continue to respond to the various reform provisions of the ACA, and we cannot be sure that the markets for our solutions will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

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

In January 2015, in order to clarify the nature of our customer related postage activities, we created separate captions on the statement of operations within revenue and costs and expenses, respectively.

In April 2015, we exercised our option to terminate all future obligations under the Vieosoft, Inc. (“Vieosoft”) stock purchase agreement in exchange for a future cash payment of approximately $4.7 million to the former stockholders of Vieosoft. This termination payment was not accepted and the former stockholders of Vieosoft have filed a lawsuit against us.

In July 2015, we executed a definitive agreement to acquire Altegra Health, Inc. (“Altegra”), a national provider of technology and intervention platforms that combine data aggregation and analytics with unique member engagement and reporting capabilities to achieve actionable insights and improved management for value-based healthcare. Altegra’s cloud-based analytics platform and related healthcare consumer engagement capabilities will enhance Emdeon’s Intelligent Healthcare Network by helping customers elevate care quality, optimize financial performance and improve the member and patient experience. We expect to acquire Altegra for approximately $910.0 million in cash, subject to certain adjustments, and have obtained debt and equity financing commitments to support the acquisition. The acquisition is subject to customary closing conditions, including expiration or early termination of the waiting period under the Hart-Scott-Rodino Act, and is expected to close in the third quarter of 2015.

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

Postage, which is generally billed as a pass-through cost to our customers, is the most significant cost incurred in the delivery of our payment and communication solutions. Our postage costs and related revenues increase as our payment and communication solutions volumes increase and also when the United States Postal Service (“USPS”) increases postage rates. Although the USPS historically has increased postage rates annually in most recent years, including in January 2014 and May 2015, the frequency and nature of such annual increases may not occur as regularly in the future.

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

Date	Business	Description	Affected Segment

February 2014	Vieosoft	Development stage enterprise	Network Solutions

July 2014	Capario, Corp. (“Capario”)	Technology-enabled provider of revenue cycle management solutions	Software and Analytics; Network Solutions

November 2014	Change Healthcare Corporation (“Change”)	Technology-enabled provider of healthcare consumer engagement solutions	Software and Analytics

December 2014	Adminisource Communications, Inc. (“Adminisource”)	Technology-enabled provider of payment and communication solutions	Technology-enabled Services

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

Income Taxes

Our blended statutory federal and state income tax rate ranges from 37% to 40%. Our effective income tax rate, however, is affected by several factors, including the change in tax status of EBS Master LLC (“EBS Master”) from a partnership to a corporation in January 2014 and changes to the state of Tennessee tax law in May 2015. The following table and subsequent commentary reconciles our federal statutory rate to our effective income tax rate and describes the more significant reconciling factors:

	Six Months Ended
	June 30,
	2015	2014
Statutory United States federal tax rate	35.0%	35.0%
State income taxes (net of federal benefit)	73.5	5.4
Change in tax status	—	2.7
Other	2.5	0.4

Effective income tax rate	111.0%	43.5%

State Income Taxes—Our effective tax rate for state income taxes is generally impacted by changes in our apportionment. In May 2015, the state of Tennessee enacted the Tennessee Revenue Modernization Act. This legislation impacted our Tennessee apportionment which, in turn, resulted in a state tax benefit for the six months ended June 30, 2015. In addition, our effective tax rate for state income taxes for the six months ended June 30, 2014 was affected by the change in tax status of EBS Master from a partnership to a corporation in January 2014.

Change in Tax Status—Prior to the change in tax status of EBS Master from a partnership to a corporation in January 2014, we recognized a deferred tax liability for the difference in the book and tax basis of our investment in EBS Master (i.e., outside basis). The outside tax basis of the investment in EBS Master excluded consideration of goodwill within EBS Master that otherwise would have no tax basis. Following the tax status change, our deferred tax balances reflect only the difference in the book and tax bases of the individual assets and liabilities included in the corporation.

Amendments of the Senior Credit Agreement

In December 2014, we borrowed an additional $160.0 million under an incremental term loan facility through an amendment to our credit agreement (the “Senior Credit Agreement”) governing our senior secured term loan facility (the “Term Loan Facility”) and senior secured revolving credit facility (the “Revolving Facility”) (collectively, the “Senior Credit Facilities”).

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

We believe there have been no significant changes during the six months ended June 30, 2015 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Results of Operations

The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2015 and 2014, respectively (amounts in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	Amount	% of Revenue(1)	Amount	% of Revenue(1)	Amount	% of Revenue(1)	Amount	% of Revenue(1)
Revenue:
Solutions revenue	$263,805	74.4%	$249,077	74.1%	$522,216	74.5%	$485,211	74.0%
Postage revenue	90,996	25.6	87,081	25.9	178,280	25.5	170,154	26.0

Total revenue	354,801	100.0	336,158	100.0	700,496	100.0	655,365	100.0
Cost and expenses:
Cost of operations (exclusive of depreciation and amortization below)	121,288	46.0	115,499	46.4	242,474	46.4	227,832	47.0
Development and engineering	10,123	3.8	7,062	2.8	20,949	4.0	15,968	3.3
Sales, marketing, general and administrative	46,973	17.8	52,738	21.2	95,237	18.2	103,911	21.4
Customer postage	90,996	25.6	87,081	25.9	178,280	25.5	170,154	26.0
Depreciation and amortization	49,515	14.0	46,630	13.9	97,629	13.9	93,093	14.2
Accretion	3,818	1.1	4,844	1.4	8,797	1.3	4,768	0.7
Impairment of long-lived assets	122	0.0	76,508	22.8	961	0.1	79,576	12.1

Operating income	31,966	9.0	(54,204)	(16.1)	56,169	8.0	(39,937)	(6.1)
Interest expense, net	38,135	10.7	36,543	10.9	76,143	10.9	73,106	11.2
Contingent consideration	1,850	0.5	(290)	(0.1)	(165)	(0.0)	1,670	0.3
Other	—	—	(3,971)	(1.2)	—	—	(3,971)	(0.6)

Income (loss) before income tax provision (benefit)	(8,019)	(2.3)	(86,486)	(25.7)	(19,809)	(2.8)	(110,742)	(16.9)
Income tax provision (benefit)	(15,947)	(4.5)	(26,959)	(8.0)	(21,987)	(3.1)	(48,226)	(7.4)

Net income (loss)	$7,928	2.2%	$(59,527)	(17.7)%	$2,178	0.3%	$(62,516)	(9.5)%

(1)	Percentages of revenue for cost of operations, development and engineering and sales, marketing, general and administrative line items are based on solutions revenue.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Solutions Revenues

Our solutions revenues were $263.8 million for the three months ended June 30, 2015 as compared to $249.1 million for the three months ended June 30, 2014, an increase of $14.7 million, or 5.9%. Factors affecting our solutions revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $121.3 million for the three months ended June 30, 2015 as compared to $115.5 million for the three months ended June 30, 2014, an increase of $5.8 million, or 5.0%. The increase in our cost of operations is primarily due to volume growth and the impact of acquired businesses. As a percentage of solutions revenue, our cost of operations was 46.0% for the three months ended June 30, 2015 as compared to 46.4% for the three months ended June 30, 2014. The decrease in our cost of operations as a percentage of revenue is primarily due to changes in revenue mix and increased productivity.

Development and Engineering Expense

Our total development and engineering expense was $10.1 million for the three months ended June 30, 2015 as compared to $7.1 million for the three months ended June 30, 2014, an increase of $3.1 million, or 43.3%. The increase in our development and engineering expense is primarily due to the impact of acquired businesses.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $47.0 million for the three months ended June 30, 2015 as compared to $52.7 million for the three months ended June 30, 2014, a decrease of $5.8 million, or 10.9%. The decrease in our sales, marketing, general and administrative expense was primarily due to productivity improvements, efficiency measures and the absence of certain non-recurring costs included in the prior year period, partially offset by business growth.

Postage

Our postage revenue and customer postage expense was $91.0 million for the three months ended June 30, 2015 as compared to $87.1 million for the three months ended June 30, 2014, an increase of $3.9 million, or 4.5%. This increase in postage revenue and corresponding expense was due to increased volumes in our payment and communication solutions business and the impact of the United States postage rate increase effective in May 2015.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $49.5 million for the three months ended June 30, 2015 as compared to $46.6 million for the three months ended June 30, 2014, an increase of $2.9 million, or 6.2%. This increase was primarily due to acquisition activity and acceleration of depreciation for certain hardware and software assets.

Accretion

Our accretion expense was $3.8 million for the three months ended June 30, 2015 as compared to a benefit of $4.8 million for the three months ended June 30, 2014. The amount recognized as accretion can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in corporate structure, leverage, operations or other factors.

Interest Expense

Our interest expense was $38.1 million for the three months ended June 30, 2015 as compared to $36.5 million for the three months ended June 30, 2014, an increase of $1.6 million, or 4.4%. This increase was primarily due to the impact of the December 2014 incremental term loan, partially offset by scheduled principal payments of term loans under the Senior Credit Facilities.

Income Taxes

Our income tax benefit was $15.9 million for the three months ended June 30, 2015 as compared to $27.0 million for the three months ended June 30, 2014. Our effective tax rate was 198.9% for the three months ended June 30, 2015 as compared to 31.2% for the three months ended June 30, 2014. The effective tax rate for the three months ended June 30, 2015 was affected by changes in state tax apportionment, statutory rates, valuation allowance and other permanent items.

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

Software and Analytics

Our software and analytics segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30, 2015	June 30, 2014	$ Change
Solutions revenue	$67,049	$61,888	$5,161
Adjusted EBITDA	$23,754	$23,156	$598

Software and analytics revenue for the three months ended June 30, 2015 increased by $5.2 million, or 8.3%, as compared to the prior year period. This increase was primarily driven by acquired businesses and new sales and implementations.

Software and analytics adjusted EBITDA for the three months ended June 30, 2015 increased by $0.6 million, or 2.6% as compared to the prior year period. The increase in our software and analytics adjusted EBITDA is primarily due to the impact of the revenue items described above, partially offset by increased strategic growth initiative costs. As a percentage of solutions revenue, software and analytics adjusted EBITDA was 35.4% for the three months ended June 30, 2015 as compared to 37.4% for the three months ended June 30, 2014. The decrease in our software and analytics adjusted EBITDA as a percentage of solutions revenue is primarily due to increased strategic investments in consumer engagement and electronic payment solutions.

Network Solutions

Our network solutions segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30, 2015	June 30, 2014	$ Change
Solutions revenue	$92,691	$84,351	$8,340
Adjusted EBITDA	$49,540	$42,269	$7,271

Network solutions revenue for the three months ended June 30, 2015 increased by $8.3 million, or 9.9%, as compared to the prior year period primarily due to increased volumes, new sales and implementations and the impact of acquired businesses, partially offset by customer attrition.

Network solutions adjusted EBITDA for the three months ended June 30, 2015 increased by $7.3 million, or 17.2%, as compared to the prior year period. As a percentage of solutions revenue, network solutions adjusted EBITDA was 53.4% for the three months ended June 30, 2015 as compared to 50.1% for the three months ended June 30, 2014. The increase in network solutions adjusted EBITDA and as a percentage of solutions revenue was primarily due to the impact of the revenue items described above and other efficiency measures.

Technology-enabled Services

Our technology-enabled services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30, 2015	June 30, 2014	$ Change
Solutions revenue	$110,420	$108,916	$1,504
Adjusted EBITDA	$42,745	$41,016	$1,729

Technology-enabled services revenue for the three months ended June 30, 2015 increased by $1.5 million, or 1.4%, as compared to the prior year period. This increase was primarily due to increased volumes in our payment and communication solutions and new sales and implementations, partially offset by customer attrition and the effects of changing reimbursement patterns and rates of federal and state payers related to our government program eligibility and enrollment services.

Technology-enabled services adjusted EBITDA for the three months ended June 30, 2015 increased by $1.7 million, or 4.2%, as compared to the prior year period. As a percentage of solutions revenue, technology-enabled services adjusted EBITDA was 38.7% for the three months ended June 30, 2015 as compared to 37.7% for the prior year period. The increase in technology-enabled services adjusted EBITDA and as a percentage of solutions revenue was primarily due to the impact of the revenue items described above, as well as productivity improvements and other efficiency measures.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Solutions Revenues

Our solutions revenues were $522.2 million for the six months ended June 30, 2015 as compared to $485.2 million for the six months ended June 30, 2014, an increase of $37.0 million, or 7.6%. Factors affecting our solutions revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $242.5 million for the six months ended June 30, 2015 as compared to $227.8 million for the six months ended June 30, 2014, an increase of $14.6 million, or 6.4%. The increase in our cost of operations is primarily due to volume growth and the impact of acquired businesses. As a percentage of solutions revenue, our cost of operations was 46.4% for the six months ended June 30, 2015 as compared to 47.0% for the six months ended June 30, 2014. The decrease in our cost of operations as a percentage of revenue is primarily due to changes in revenue mix and increased productivity.

Development and Engineering Expense

Our total development and engineering expense was $20.9 million for the six months ended June 30, 2015 as compared to $16.0 million for the six months ended June 30, 2014, an increase of $5.0 million, or 31.2%. The increase in our development and engineering expense is primarily due increased research and development and the impact of acquired businesses.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $95.2 million for the six months ended June 30, 2015 as compared to $103.9 million for the six months ended June 30, 2014, a decrease of $8.7 million, or 8.3%. The decrease in our sales, marketing, general and administrative expense was primarily due to productivity improvements, efficiency measures and the absence of certain non-recurring costs included in the prior year period, partially offset by business growth.

Postage

Our postage revenue and customer postage expense was $178.3 million for the six months ended June 30, 2015 as compared to $170.2 million for the six months ended June 30, 2014, an increase of $8.1 million, or 4.8%. This increase in postage revenue and corresponding expense was due to increased volumes in our payment and communication solutions business and the impact of the United States postage rate increase effective in May 2015.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $97.6 million for the six months ended June 30, 2015 as compared to $93.1 million for the six months ended June 30, 2014, an increase of $4.5 million, or 4.9%. This increase was primarily due to acquisition activity and acceleration for depreciation of certain hardware and software assets.

Accretion

Our accretion expense was $8.8 million for the six months ended June 30, 2015 as compared to a benefit of $4.8 million for the six months ended June 30, 2014. The amount recognized as accretion can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in corporate structure, leverage, operations or other factors.

Interest Expense

Our interest expense was $76.1 million for the six months ended June 30, 2015 as compared to $73.1 million for the six months ended June 30, 2014, an increase of $3.0 million, or 4.2%. This increase was primarily due to the impact of the December 2014 incremental term loan, partially offset by scheduled principal payments of term loans under the Senior Credit Facilities.

Income Taxes

Our income tax benefit was $22.0 million for the six months ended June 30, 2015 as compared to an income tax benefit of $48.2 million for the six months ended June 30, 2014. Our effective tax rate was 111.0% for the six months ended June 30, 2015 as compared to 43.5% for the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015 was affected by changes in state tax apportionment, statutory rates, valuation allowance and other permanent items.

Segment Revenues and Adjusted EBITDA

Software and Analytics

Our software and analytics segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30, 2015	June 30, 2014	$ Change
Solutions Revenue	$132,918	$116,171	$16,747
Adjusted EBITDA	$43,815	$39,939	$3,876

Software and analytics revenue for the six months ended June 30, 2015 increased by $16.7 million, or 14.4%, as compared to the prior year period. This increase was primarily driven by acquired businesses and new sales and implementations.

Software and analytics adjusted EBITDA for the six months ended June 30, 2015 increased by $3.9 million, or 9.7%, as compared to the prior year period. The increase in our software and analytics adjusted EBITDA is primarily due to the impact of the revenue items described above, partially offset by increased strategic growth initiative costs. As a percentage of solutions revenue, software and analytics adjusted EBITDA was 33.0% for the six months ended June 30, 2015 as compared to 34.4% for the six months ended June 30, 2014. The decrease in our software and analytics adjusted EBITDA as a percentage of solutions revenue is primarily due to increased strategic investments in consumer engagement and electronic payment solutions.

Network Solutions

Our network solutions segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30,	June 30,
	2015	2014	$ Change
Solutions Revenue	$182,900	$167,109	$15,791
Adjusted EBITDA	$95,661	$83,518	$12,143

Network solutions revenue for the six months ended June 30, 2015 increased by $15.8 million, or 9.4%, as compared to the prior year period primarily due to increased volumes, new sales and implementations and the impact of acquired businesses, partially offset by customer attrition.

Network solutions adjusted EBITDA for the six months ended June 30, 2015 increased by $12.1 million, or 14.5%, as compared to the prior year period. As a percentage of solutions revenue, network solutions adjusted EBITDA was 52.3% for the six months ended June 30, 2015 as compared to 50.0% for the six months ended June 30, 2014. The increase in network solutions adjusted EBITDA and as a percentage of solutions revenue was primarily due to the impact of the revenue items described above and other efficiency measures.

Technology-enabled Services

Our technology-enabled services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30, 2015	June 30, 2014	$ Change
Solutions Revenue	$219,170	$213,350	$5,820
Adjusted EBITDA	$81,914	$77,245	$4,669

Technology-enabled services revenue for the six months ended June 30, 2015 increased by $5.8 million, or 2.7%, as compared to the prior year period. This increase was primarily due to increased volumes in our payment and communication solutions, partially offset by customer attrition in eligibility and enrollment services.

Technology-enabled services adjusted EBITDA for the six months ended June 30, 2015 increased by $4.7 million, or 6.0%, as compared to the prior year period. As a percentage of solutions revenue, technology-enabled services adjusted EBITDA was 37.4% for the six months ended June 30, 2015 as compared to 36.2% for the prior year period. The increase in technology-enabled services adjusted EBITDA and as a percentage of solutions revenue was primarily due to the impact of the revenue items described above, as well as productivity improvements and other efficiency measures.

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

Cash Flows

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2015 was $123.6 million as compared to $33.8 million for six months ended June 30, 2014, an increase of $89.8 million. This increase is primarily due to business growth, the effects of acquisitions and the timing of collections and related disbursements.

Cash provided by operating activities can be significantly impacted by our non-cash working capital assets and liabilities, which may vary based on the timing of cash receipts that fluctuate by day of week and/or month and also may be impacted by cash management decisions.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2015 was $23.9 million as compared to $26.7 million for the six months ended June 30, 2014. Cash used in investing activities for both such periods consisted of capital expenditures for property and equipment and the effects of acquisitions.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2015 was $21.6 million as compared to $12.5 million for the six months ended June 30, 2014. Cash used in financing activities for each of the six months ended June 30, 2015 and 2014 primarily consisted of principal payments under our Senior Credit Facilities and deferred financing arrangements. In addition, during the six months ended June 30, 2015, we paid $8.1 million as final settlement of our contingent consideration obligation to the former shareholders of Goold Health Systems, $5.6 million of which was included in financing activities.

Long-term Debt

In November 2011, we entered into the Senior Credit Agreement which was comprised of the Term Loan Facility and the Revolving Facility, $375.0 million of 11% senior notes due 2019 (the “2019 Notes”) and $375.0 million 11.25% senior notes due 2020 (the “2020 Notes”; together with the 2019 Notes, the “Senior Notes”).

Long-term debt as of June 30, 2015 and December 31, 2014, consisted of the following (amounts in thousands):

	June 30,	December 31,
	2015	2014
Senior Credit Facilities
$1,301 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $11,162 and $12,740 at June 30, 2015 and December 31, 2014, respectively (effective interest rate of 4.21%)	$1,247,790	$1,252,652
$160 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $2,078 and $2,369 at June 30, 2015 and December 31, 2014, respectively (effective interest rate of 4.56%)	156,722	157,231
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $6,207 and $6,720 at June 30, 2015 and December 31, 2014, respectively (effective interest rate of 11.53%)	368,793	368,280
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $8,113 and $8,624 at June 30, 2015 and December 31, 2014, respectively (effective interest rate of 11.86%)	366,887	366,376
Obligation under data sublicense agreement	17,242	17,237
Other	6,913	12,129
Less current portion	(27,133)	(27,308)

Long-term debt	$2,137,214	$2,146,597

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

In April 2012, we amended the Senior Credit Agreement to reprice the Senior Credit Facilities and borrow $80.0 million of additional term loans. In April 2013, we again amended the Senior Credit Agreement to further reprice, and also to modify certain financial covenants under, the Senior Credit Facilities. Following the April 2013 amendment, the interest rate on both the Term Loan Facility and Revolving Facility is LIBOR plus 2.50%. The Term Loan Facility remains subject to a LIBOR floor of 1.25%, and there continues to be no LIBOR floor on the Revolving Facility. In connection with the April 2013 repricing, the Senior Credit Agreement also was amended to, among other things, eliminate the financial covenant related to the consolidated cash interest coverage ratio and modify the financial covenant related to the net leverage test by maintaining the required first lien net leverage ratio at 5.35 to 1.00 for the remaining term of the Senior Credit Facilities.

In December 2014, through another amendment to the Senior Credit Agreement, we borrowed an additional $160.0 million under an incremental term loan on identical terms and having the same rights and obligations as the existing term loans under the Senior Credit Agreement.

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

As of June 30, 2015, we believe we were in compliance with all of the applicable debt covenants under the Senior Credit Agreement.

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

As of June 30, 2015, we believe we were in compliance with all of the applicable debt covenants under the Senior Notes.

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

As of June 30, 2015, we had outstanding borrowings of $1,417.8 million (before unamortized debt discount) under the Senior Credit Agreement. As of June 30, 2015, the LIBOR-based interest rate on the Term Loan Facility and Revolving Facility were each LIBOR plus 2.50%. The Term Loan Facility is subject to a LIBOR floor of 1.25% and there is no LIBOR floor on the Revolving Facility.

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

In January 2012, we executed three interest rate swap agreements with an aggregate notional amount of $640.0 million to reduce the variability of interest payments associated with the Term Loan Facility. For the six months ended June 30, 2015, our interest rate swap agreements were designated as a cash flow hedge so that changes in the fair market value of the interest rate swap agreements were included within other comprehensive income.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. However, due to a floor on the floating rate index of 1.25% under the Term Loan Facility, as of June 30, 2015, our interest rates must increase by more than 100 basis points before our interest expense or cash flows are affected. Based on our outstanding debt as of June 30, 2015, and assuming that our mix of debt instruments, interest rate swaps and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have minimal impact on our earnings and cash flows.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2015. Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EMDEON INC.

Date: July 24, 2015	By:	/s/ Neil E. de Crescenzo
Neil E. de Crescenzo, President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 24, 2015	By:	/s/ Randy P. Giles
Randy P. Giles, Chief Financial Officer
(Principal Financial Officer)

Date: July 24, 2015	By:	/s/ Dennis B. Robbins
Dennis B. Robbins, Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.

2.1	Agreement and Plan of Merger, dated July 3, 2015, by and among MediFAX-EDI, LLC, Alto Merger Sub Inc., Altegra Health, Inc. and Parthenon Investors III, L.P., solely in its capacity as the Stockholders’ Representative (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on July 9, 2015, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document