Form 10-Q
period 2015-09-30
Emdeon Inc.
filed 2015-11-06
CIK 1444598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 6, 2015
Common Stock, $0.01 par value	100

*	The registrant is a voluntary filer of certain reports required to be filed by companies under Section 13 or 15(d) of the Securities and Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

Emdeon Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Emdeon Inc.

Condensed Consolidated Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:

Cash and cash equivalents	$84,958	$82,306
Accounts receivable, net of allowance for doubtful accounts of $4,425 and $6,377 at September 30, 2015 and December 31, 2014, respectively	278,826	233,791
Deferred income tax assets	15,457	18,893
Prepaid expenses and other current assets	34,354	29,246

Total current assets	413,595	364,236
Property and equipment, net	299,035	244,153
Goodwill	2,291,375	1,702,569
Intangible assets, net	1,694,838	1,539,394
Other assets, net	8,041	9,183

Total assets	$4,706,884	$3,859,535

LIABILITIES AND EQUITY
Current liabilities:

Accounts payable	$27,265	$16,399
Accrued expenses	209,104	175,206
Deferred revenues	12,005	10,518
Current portion of long-term debt	31,265	27,308

Total current liabilities	279,639	229,431
Long-term debt, excluding current portion	2,750,330	2,135,468
Deferred income tax liabilities	448,929	413,227
Tax receivable agreement obligations to related parties	179,237	163,983
Other long-term liabilities	9,044	15,361
Commitments and contingencies
Equity:
Common stock (par value, $.01), 100 shares authorized and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	1,318,704	1,149,360
Accumulated other comprehensive income (loss)	(2,931)	(1,955)
Accumulated deficit	(276,068)	(245,340)

Total equity	1,039,705	902,065

Total liabilities and equity	$4,706,884	$3,859,535

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Operations

(unaudited and amounts in thousands)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenue:
Solutions revenue	$287,946	$255,015	$810,162	$740,226
Postage revenue	89,839	86,593	268,119	256,747

Total revenue	377,785	341,608	1,078,281	996,973
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	129,385	116,909	371,859	344,741
Development and engineering	11,651	8,117	32,600	24,084
Sales, marketing, general and administrative	56,719	43,873	151,955	147,781
Customer postage	89,839	86,593	268,119	256,747
Depreciation and amortization	85,817	48,448	183,446	141,541
Accretion	6,458	4,452	15,254	9,220
Impairment of long-lived assets	219	3,114	1,180	82,689

Operating income (loss)	(2,303)	30,102	53,868	(9,830)
Interest expense, net	45,541	36,635	121,685	109,741
Contingent consideration	(4,660)	1,976	(4,825)	3,646
Other	—	—	—	(3,968)

Income (loss) before income tax provision (benefit)	(43,184)	(8,509)	(62,992)	(119,249)
Income tax provision (benefit)	(10,278)	4,493	(32,264)	(43,733)

Net income (loss)	$(32,906)	$(13,002)	$(30,728)	$(75,516)

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net income (loss)	$(32,906)	$(13,002)	$(30,728)	$(75,516)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	6	732	(445)	(127)
Foreign currency translation adjustment	(347)	(127)	(531)	(100)

Other comprehensive income (loss)	(341)	605	(976)	(227)

Total comprehensive income (loss)	$(33,247)	$(12,397)	$(31,704)	$(75,743)

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Equity

(unaudited and amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity

	Shares	Amount
Balance at January 1, 2014	100	$—	$1,139,375	$(169,486)	$(1,343)	$968,546
Equity compensation expense	—	—	5,914	—	—	5,914
Issuance of shares in connection with equity compensation plans, net of taxes	—	—	1,257	—	—	1,257
Repurchase of Parent common stock	—	—	(960)	—	—	(960)
Capital contribution from Parent	—	—	2,000	—	—	2,000
Net income (loss)	—	—	—	(75,516)	—	(75,516)
Foreign currency translation adjustment	—	—	—	—	(100)	(100)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(127)	(127)

Balance at September 30, 2014	100	$—	$1,147,586	$(245,002)	$(1,570)	$901,014

Balance at January 1, 2015	100	$—	$1,149,360	$(245,340)	$(1,955)	$902,065
Equity compensation expense	—	—	6,814	—	—	6,814
Issuance of shares in connection with equity compensation plans, net of taxes	—	—	305	—	—	305
Capital contribution from Parent	—	—	166,576	—	—	166,576
Repurchase of Parent common stock	—	—	(4,351)	—	—	(4,351)
Net income (loss)	—	—	—	(30,728)	—	(30,728)
Foreign currency translation adjustment	—	—	—	—	(531)	(531)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(445)	(445)

Balance at September 30, 2015	100	$—	$1,318,704	$(276,068)	$(2,931)	$1,039,705

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited and amounts in thousands)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Operating activities
Net income (loss)	$(30,728)	$(75,516)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	183,446	141,541
Accretion	15,254	9,220
Equity compensation	6,814	5,914
Deferred income tax expense (benefit)	(28,837)	(44,886)
Amortization of debt discount and issuance costs	7,441	5,804
Contingent consideration	(4,825)	3,646
Impairment of long-lived assets	1,180	82,689
Other	(1,474)	(3,125)
Changes in operating assets and liabilities:
Accounts receivable	6,147	(12,656)
Prepaid expenses and other	(11,674)	(4,490)
Accounts payable	10,517	644
Accrued expenses, deferred revenue and other liabilities	(918)	(375)

Net cash provided by (used in) operating activities	152,343	108,410

Investing activities
Purchases of property and equipment	(39,175)	(37,673)
Payments for acquisitions, net of cash acquired	(717,669)	(87,909)
Other	(3,676)	(97)

Net cash provided by (used in) investing activities	(760,520)	(125,679)

Financing activities
Proceeds from Term Loan Facility	385,411	—
Proceeds from Senior Notes	243,453	—
Proceeds from Revolving Facility	60,000	65,000
Payments on Revolving Facility	(60,000)	(65,000)
Payments on Term Loan Facility	(11,870)	(9,659)
Payment of debt assumed from acquisition	(154,469)	(23,262)
Deferred financing obligation payments	(6,173)	(4,717)
Repurchase of Parent common stock	(4,351)	(960)
Capital contribution from Parent	166,881	3,256
Payment of Contingent Consideration	(5,553)	—
Other	(2,500)	—

Net cash provided by (used in) financing activities	610,829	(35,342)

Net increase (decrease) in cash and cash equivalents	2,652	(52,611)
Cash and cash equivalents at beginning of period	82,306	76,538

Cash and cash equivalents at end of period	$84,958	$23,927

See accompanying notes to unaudited condensed consolidated financial statements.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

1. Nature of Business and Organization

Nature of Business

Emdeon Inc. (the “Company”), through its subsidiaries, is a provider of software and analytics, network solutions and technology-enabled services that optimize communications, payments and actionable insights by leveraging its intelligent healthcare platform, which includes the single largest financial and administrative network in the United States healthcare system. The Company’s platform and solutions integrate and automate key functions of its payer, provider and pharmacy customers throughout the patient encounter, from consumer engagement and pre-care eligibility and enrollment through payment.

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

Effective January 1, 2015, in order to clarify the nature of its customer related postage activities, the Company also created separate captions on the statement of operations within revenue and costs and expenses, respectively. Previously, such amounts were included within revenue and costs of operations. To conform to the current period presentation, costs of operations were reduced by $86,593 and $256,747 and reclassified as customer postage for the three and nine months ended September 30, 2014, respectively.

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

In January 2015, the Company adopted FASB ASU No. 2014-08, which changes the requirements for reporting discontinued operations. Following adoption of this update, discontinued operations generally will be reported for the disposal by sale or otherwise of a component or a group of components that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. Upon adoption, this update had no effect on the Company’s consolidated financial statements

In July 2015, the Company adopted ASU No. 2015-03, which generally requires that debt issue costs related to a debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of the adoption of this update, the Company retrospectively adjusted its consolidated balance sheet as of December 31, 2014 to reduce other assets and long-term debt, excluding current portion, by $11,128.

In July 2015, the Company adopted ASU No. 2015-05, which provides guidance to customers about whether a cloud computing arrangement includes a software license and requires that all software licenses utilized in internal use software arrangements be accounted for consistent with other licenses of intangible assets. As a result of the adoption of this update, the Company will recognize new or materially modified software licenses within intangible assets on its consolidated balance sheet and will recognize the related amortization of these intangible assets within amortization expense. The Company does not expect the adoption of this update to have a material effect on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, which simplifies the accounting for measurement period adjustments in connection with business combinations. Following the adoption of this update, the Company will recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This update is effective for fiscal years and interim periods beginning in those years after December 15, 2015. The Company does not expect the adoption of this update to have a material effect on its consolidated financial statements.

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

In November 2014, the Company acquired all of the equity interests of Change Healthcare Corporation (“Change”), a technology-enabled provider of healthcare consumer engagement and transparency solutions.

In December 2014, the Company acquired all of the equity interests of Adminisource Communications, Inc. (“Adminisource”), a technology-enabled provider of payment and communication solutions.

In August 2015, the Company acquired all of the equity interests of Altegra Health, Inc. (“Altegra”), a technology-enabled provider that assists payers and risk bearing providers with analytics and reporting capabilities for risk adjustment, member engagement and quality analysis to achieve actionable insights and improved management for value-based healthcare.

The following table summarizes certain information related to these acquisitions. The preliminary values of the consideration transferred, assets acquired and liabilities assumed in the Altegra acquisition, including the related tax effects, are subject to receipt of a final valuation and working capital settlement.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Altegra	Adminisource	Change	Capario
Total Consideration Fair Value at Acquisition Date:
Cash paid at closing	$735,669	$34,825	$138,329	$89,423
Contingent consideration	—	—	4,730	—
Parent options fair value	—	—	650	—
Other	(203)	(925)	80	(219)

	$735,466	$33,900	$143,789	$89,204

Allocation of the Consideration Transferred:
Cash	$17,176	$—	$8,053	$2,292
Accounts receivable	52,014	6,474	335	4,839
Deferred income tax assets	1,625	3,797	9,170	275
Prepaid expenses and other current assets	4,730	466	397	1,113
Property and equipment	86,901	874	7,953	9,580
Identifiable intangible assets:
Tradename	11,535	108	5,300	900
Noncompetition agreements	5,041	—	2,840	2,740
Customer relationships	251,099	21,230	4,430	38,510
Other	633	—	—	—
Goodwill	593,552	3,223	109,994	76,279
Accounts payable	(837)	(279)	(174)	(2,270)
Accrued expenses	(52,147)	(1,993)	(2,203)	(8,818)
Deferred revenues	(5,100)		(306)	(2)
Current maturities of long-term debt	—	—	—	(2,600)
Deferred income tax liabilities	(76,287)	—	—	(14,642)
Long-term debt	(154,469)	—	(2,000)	(18,785)
Other long-term liabilities	—	—	—	(207)

Total consideration transferred	$735,466	$33,900	$143,789	$89,204

Acquisition costs in sales, marketing, general and administrative expense:
For the three months ended September 30, 2015	$2,936	$—	$—	$—
For the three months ended September 30, 2014	$—	$—	$—	$234
For the nine months ended September 30, 2015	$4,599	$—	$—	$—
For the nine months ended September 30, 2014	$—	$—	$—	$862

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Altegra	Adminisource	Change	Capario
Other Information:
Gross contractual accounts receivable	$53,108	$7,521	$335	$5,112
Amount not expected to be collected	$1,094	$1,047	$—	$273
Goodwill expected to be deductible for tax purposes	$—	$—	$—	$—
Contingent Consideration Information:
Contingent consideration range	N/A	N/A	$0-$50,000	N/A
Measurement period	N/A	N/A	January 1, 2015 to December 31, 2017	N/A
Basis of measurement	N/A	N/A	Revenue performance	N/A
Type of measurement	N/A	N/A	Level 3	N/A
Key assumptions at the acquisition date:
Range of annual revenue performance	N/A	N/A	$5,516-$51,376	N/A
Expected payment date(s)	N/A	N/A	2016-2018	N/A
Discount rate(s)	N/A	N/A	10.5% to 11.3%	N/A
Increase (decrease) to net loss:
For the three months ended September 30, 2015	N/A	N/A	$(4,660)	N/A
For the nine months ended September 30, 2015	N/A	N/A	$(4,730)	N/A

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

5. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill for the indicated periods.

	Software and Analytics	Network Solutions	Technology-enabled Services	Total
Balance at December 31, 2014	$581,533	$620,805	$500,231	$1,702,569
Acquisitions	593,552	—	—	593,552
Other	(3,944)	—	(802)	(4,746)

Balance at September 30, 2015	$1,171,141	$620,805	$499,429	$2,291,375

Intangible assets subject to amortization as of September 30, 2015 consisted of the following:

	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	13.8	$1,878,991	$(322,949)	$1,556,042
Tradenames	0.3	174,381	(63,106)	111,275
Non-compete agreements	1.7	25,021	(13,836)	11,185
Data sublicense agreement	2.0	31,000	(20,512)	10,488
Other	2.0	6,960	(1,112)	5,848

Total		$2,116,353	$(421,515)	$1,694,838

Amortization expense was $115,970 and $75,286 for the nine months ended September 30, 2015 and 2014, respectively. The Company recently announced its plan to rebrand as Change HealthcareTM beginning in the fourth quarter of 2015. As a result of this plan, the Company revised the remaining useful life of its existing tradename asset. During the three months ended September 30, 2015, the Company recognized amortization expense of $31,525 related to its existing tradename asset.

Aggregate future amortization expense for intangible assets is estimated to be:

Remainder of 2015	$127,495
2016	129,950
2017	123,895
2018	117,843
2019	113,954
Thereafter	1,081,701

$1,694,838

6. Long-Term Debt

The Company’s long-term indebtedness is comprised of a senior secured term loan facility (as amended, the “Term Loan Facility”), a revolving credit facility (the “Revolving Facility”; together with the Term Loan Facility, the “Senior Credit Facilities”), 11% senior notes due 2019 (the “2019 Notes”), 11.25% senior notes due 2020 (the “2020 Notes”) and 6% senior notes due 2021 (the “2021 Notes”; together with the 2019 Notes and 2020 Notes, the “Senior Notes”).

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Long-term debt as of September 30, 2015 and December 31, 2014, consisted of the following:

	September 30, 2015	December 31, 2014
Senior Credit Facilities
$1,696 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $25,499 and $20,016 at September 30, 2015 and December 31, 2014, respectively (effective interest rate of 4.29%)	$1,624,223	$1,245,376
$160 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $3,615 and $4,438 at September 30, 2015 and December 31, 2014, respectively (effective interest rate of 4.54%)	154,785	155,162
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $6,605 and $7,477 at September 30, 2015 and December 31, 2014, respectively (effective interest rate of 11.53%)	368,395	367,523
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $8,778 and $9,651 at September 30, 2015 and December 31, 2014, respectively (effective interest rate of 11.85%)	366,222	365,349
$250 million 6% Senior Notes due February 15, 2021, net of unamortized discount of $6,412 and $0 at September 30, 2015 and December 31, 2014, respectively (effective interest rate of 6.57%)	243,588	—
Obligation under data sublicense agreement	17,237	17,237
Other	7,145	12,129
Less current portion	(31,265)	(27,308)

Long-term debt	$2,750,330	$2,135,468

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

In December 2014 and August 2015, through further amendments to the Senior Credit Agreement, the Company borrowed an additional $160,000 and $395,000, respectively, under incremental term loan facilities on identical terms and having the same rights and obligations as the existing term loans under the Senior Credit Agreement.

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

As of September 30, 2015, the Company believes it was in compliance with all of the applicable debt covenants under the Senior Credit Agreement.

Senior Notes

The 2019 Notes bear interest at an annual rate of 11.00% with interest payable semi-annually on June 30 and December 31 of each year. The 2019 Notes mature on December 31, 2019. The 2020 Notes bear interest at an annual rate of 11.25% with interest payable quarterly on March 31, June 30, September 30 and December 31 of each year. The 2020 Notes mature on December 31, 2020. The 2021 Notes bear interest at an annual rate of 6.00% with interest payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2016. The 2021 Notes mature on February 15, 2021.

The Company may redeem the 2019 Notes, the 2020 Notes or both, in whole or in part, at any time on or after December 31, 2015 at the applicable redemption price, plus accrued and unpaid interest. At any time prior to December 31, 2015, the Company may redeem the 2019 Notes, the 2020 Notes or both, in whole or in part, at its option and on one or more occasions, at a redemption price equal to 100% of the principal amount, plus a “make-whole premium” and accrued and unpaid interest.

The Company may redeem the 2021 Notes, in whole or in part, at any time on or after August 15, 2017 at the applicable redemption price, plus accrued and unpaid interest. At any time prior to August 15, 2017, the Company may, at its option and on one or more occasions, redeem up to 40% of the aggregate principal amount of the 2021 Notes at a redemption price equal to 100% of the aggregate principal amount, plus a premium and accrued and unpaid interest with the net cash proceeds of certain equity offerings. At any time prior to August 15, 2017, the Company may redeem the 2021 Notes, in whole or in part, at its option and on one or more occasions, at a redemption price equal to 100% of the principal amount, plus a “make-whole premium” and accrued and unpaid interest.

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

The indentures governing the Senior Notes (the “Indentures”) contain customary covenants that restrict the ability of the Company and its restricted subsidiaries to:

•

pay dividends on capital stock or redeem, repurchase or retire capital stock of the Company, subject to customary exceptions, including compliance with a fixed charge coverage ratio and subject to limitation based on net income generated during the term of the Indentures;

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

As of September 30, 2015, the Company believes it was in compliance with all of the applicable debt covenants under the Senior Notes.

Obligation Under Data Sublicense Agreement

In 2009 and 2010, the Company acquired certain additional rights to specified uses of its data from the former owner of the Company’s business in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to the former owner of the Company’s business. In connection with these data rights acquisitions, the Company recorded amortizable intangible assets and corresponding obligations at inception based on the present value of the scheduled annual payments through 2018, which totaled $65,000 in the aggregate (approximately $21,400 remained payable at September 30, 2015). In connection with the Merger, the Company was required to adjust this obligation to its fair value.

Other

From time to time, the Company enters into deferred financing arrangements with certain vendors. The obligations under such arrangements are generally recorded at the present value of the scheduled payments. Such future payments totaled approximately $7,100 at September 30, 2015.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the nine months ended September 30, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt pursuant to the Term Loan Facility. As of September 30, 2015, the Company had three outstanding interest rate derivatives with a combined notional amount of $640,000 that were designated as cash flow hedges of interest rate risk.

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The following table summarizes the fair value of the Company’s derivative instruments at September 30, 2015 and December 31, 2014:

	Fair Values of Derivative Instruments Asset (Liability) Derivatives
	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$222
Interest rate swaps	Accrued expenses	(1,908)	(2,567)
Interest rate swaps	Other long-term liabilities	(1,197)	—

		$(3,105)	$(2,345)

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The effect of the derivative instruments on the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, respectively, is summarized in the following table:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives in Cash Flow Hedging Relationships
Gain/ (loss) related to effective portion of derivative recognized in other comprehensive loss	$(645)	$595	$(2,695)	$(2,150)

Gain/ (loss) related to effective portion of derivative reclassified from accumulated other comprehensive loss to interest expense	$(652)	$(652)	$(1,935)	$(1,935)

Credit Risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company also could be declared in default on its derivative obligations.

As of September 30, 2015, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3,809. If the Company had breached any of these provisions at September 30, 2015, the Company could have been required to settle its obligations under the agreements at this termination value. The Company does not offset any derivative instruments and the derivative instruments are not subject to collateral posting requirements.

8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the Company’s derivative financial instruments and contingent consideration associated with business combinations. The table below summarizes these items as of September 30, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Description	Balance at September 30, 2015	Quoted in Markets Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(3,105)	$—	$(3,105)	$—
Contingent consideration obligations	(4,650)	—	—	(4,650)

Total	$(7,755)	$—	$(3,105)	$(4,650)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs to evaluate the likelihood of default by itself and by its counterparties. As of September 30, 2015, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$(9,310)	$(13,169)	$(17,486)	$(5,484)
Adjustment of provisional amounts	—	—	(50)	—
Issuance of contingent consideration	—	—	—	(6,015)
Settlement of contingent consideration	—	—	8,061	—
Total changes included in contingent consideration	4,660	(1,976)	4,825	(3,646)

Balance at end of period	$(4,650)	$(15,145)	$(4,650)	$(15,145)

During April 2015, the Company exercised its option to terminate all future obligations under the Vieosoft, Inc. (“Vieosoft”) stock purchase agreement in exchange for a cash payment of $4,650 to the former stockholders of Vieosoft. This termination payment was not accepted and the former stockholders of Vieosoft have filed a lawsuit against the Company. The Company has reflected a liability of $4,650 within accrued expenses on the accompanying condensed consolidated balance sheet as of September 30, 2015.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

As a result of anticipated revenue growth rates during the measurement period, the Company no longer expects that Change will meet the thresholds sufficient to earn additional consideration.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

During the nine months ended September 30, 2014, the Company’s technology-enabled services segment received notice that its existing contract with a customer would not be renewed in full upon its expiration. As a result, the Company abandoned a customer related project that was under development and assessed the recoverability of the net assets included in the relevant asset group. The Company recognized an impairment charge, measured as of April 30, 2014, to write off the abandoned project and to adjust the carrying value of the asset group to its fair value. This latter impairment charge was generally allocated to the affected long-lived assets on a pro rata basis. Additionally, the Company abandoned certain network solutions and technology-enabled services segment development projects in connection with execution of certain strategic initiatives during the nine months ended September 30, 2014.

The following table summarizes the affected financial statement captions, the allocation of the impairment charges among those captions and provides certain quantitative information associated with the required fair value measurements for the nine months ended September 30, 2014.

	Range of Inputs	Fair Value	Impairment
Long-lived assets to be held and used (Level 3)
Relevant asset group	N/A	$13,066	$73,220
Balance sheet account:
Customer relationships	N/A	N/A	$72,290
Property and equipment	N/A	N/A	$930
Unobservable inputs (discounted cash flow method):
Probability of contract extension	80%	N/A	N/A
Probability of new contract execution	20%-90%	N/A	N/A
Expected annual revenue range	$3,080-$3,590	N/A	N/A
Risk free interest rate	1.6%	N/A	N/A
Long-lived assets to be disposed of
Property and Equipment	N/A	$—	$3,040

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the estimated fair value of financial instruments held by the Company as of September 30, 2015 were:

	Carrying Amount	Fair Value
Cash and cash equivalents	$84,958	$84,958
Accounts receivable	$278,826	$278,826
Senior Credit Facilities (Level 1)	$1,779,008	$1,801,342
Senior Notes (Level 2)	$978,205	$1,050,861

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

10. Income Taxes

In May 2015, the state of Tennessee enacted the Tennessee Revenue Modernization Act, which changed the manner in which the Company’s Tennessee apportionment is determined. This change in the Company’s Tennessee apportionment, along with routine changes in apportionment that arose following the filing of the Company’s annual tax returns, resulted in a change in the Company’s effective state income tax rate.

Additionally, during the nine months ended September 30, 2015, the Company revised its estimates of its contingent consideration obligations related to two of its acquisitions.

After giving effect to the changes in the Company’s Tennessee apportionment, changes in contingent consideration and other items, income taxes for the nine months ended September 30, 2015 amounted to an income tax benefit of $32,264 and an effective tax rate of 51.2%. The income tax benefit for the nine months ended September 30, 2014 was $43,733 and resulted in an effective tax rate of 36.7%.

11. Tax Receivable Agreement Obligation to Related Parties

The Company is a party to tax receivable agreements which obligate it to make payments to certain of its current and former owners, including affiliates of Blackstone, Hellman & Friedman and certain members of management (collectively, the “TRA Members”), equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from certain previous transactions, including the Merger. The Company will retain the benefit of the remaining 15% of these tax savings. The Company expects cumulative remaining payments under the tax receivable agreements of approximately $353,048. $180,182 of this amount, which reflected the initial fair value of the tax receivable agreement obligations plus recognized accretion, was reflected as an obligation on the accompanying unaudited condensed consolidated balance sheet at September 30, 2015.

12. Segment Reporting

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

Software and Analytics

The software and analytics segment provides revenue cycle technology, revenue optimization, payment integrity, electronic payment, risk adjustment, quality reporting, data and analytic and consumer engagement solutions.

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The revenue and adjusted EBITDA for the operating segments are as follows:

	Three Months Ended September 30, 2015
	Software and Analytics	Network Solutions	Technology- enabled Services	Corporate and Eliminations	Consolidated
Revenue from external customers:
Solutions revenue	$97,458	$93,415	$103,784	$(6,711)	$287,946
Postage revenue	—	—	—	89,839	89,839
Inter-segment revenue	308	146	1,047	(1,501)	—

Net revenue	$97,766	$93,561	$104,831	$81,627	$377,785

Income (loss) before income taxes	37,280	49,914	35,224	(165,602)	(43,184)
Interest expense	—	—	—	45,541	45,541
Depreciation and amortization	—	—	—	85,817	85,817

EBITDA	37,280	49,914	35,224	(34,244)	88,174
Equity compensation	426	166	240	1,799	2,631
Acquisition accounting adjustments	227	1	158	—	386
Acquisition-related costs	58	11	108	3,551	3,728
Transaction-related costs and advisory fees	—	—	—	1,960	1,960
Strategic initiatives, duplicative and transition costs	738	318	414	619	2,089
Severance costs	429	178	371	(131)	847
Accretion	—	—	—	6,458	6,458
Impairment of long-lived assets	—	—	—	219	219
Contingent consideration	(4,660)	—	—	—	(4,660)
Other non-routine, net	392	462	(272)	(633)	(51)

EBITDA Adjustments	(2,390)	1,136	1,019	13,842	13,607

Adjusted EBITDA	$34,890	$51,050	$36,243	$(20,402)	$101,781

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Three Months Ended September 30, 2014
	Software and Analytics	Network Solutions	Technology- enabled Services	Corporate and Eliminations	Consolidated
Revenue from external customers:
Solutions revenue	$61,884	$90,236	$109,094	$(6,199)	$255,015
Postage revenue	—	—	—	86,593	86,593
Inter-segment revenue	312	90	2,178	(2,580)	—

Net revenue	$62,196	$90,326	$111,272	$77,814	$341,608

Income (loss) before income taxes	21,955	44,659	38,789	(113,912)	(8,509)
Interest expense	—	—	—	36,635	36,635
Depreciation and amortization	—	—	—	48,448	48,448

EBITDA	21,955	44,659	38,789	(28,829)	76,574
Equity compensation	165	149	304	1,614	2,232
Acquisition accounting adjustments	20	(7)	176	—	189
Acquisition-related costs	16	25	11	1,336	1,388
Transaction-related costs and advisory fees	—	—	—	1,683	1,683
Strategic initiatives, duplicative and transition costs	16	15	11	364	406
Severance costs	63	209	870	694	1,836
Accretion	—	—	—	4,452	4,452
Impairment of long-lived assets	—	19	165	2,930	3,114
Contingent consideration	—	647	1,329	—	1,976
Other non-routine, net	150	808	399	(1,157)	200

EBITDA Adjustments	430	1,865	3,265	11,916	17,476

Adjusted EBITDA	$22,385	$46,524	$42,054	$(16,913)	$94,050

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2015
	Software and Analytics	Network Solutions	Technology- enabled Services	Corporate and Eliminations	Consolidated
Revenue from external customers:
Solutions revenue	$230,374	$276,314	$322,953	$(19,479)	$810,162
Postage revenue	—	—	—	268,119	268,119
Inter-segment revenue	819	268	3,071	(4,158)	—

Net revenue	$231,193	$276,582	$326,024	$244,482	$1,078,281

Income (loss) before income taxes	78,289	143,459	112,241	(396,981)	(62,992)
Interest expense	—	—	—	121,685	121,685
Depreciation and amortization	—	—	—	183,446	183,446

EBITDA	78,289	143,459	112,241	(91,850)	242,139
Equity compensation	1,477	466	176	4,695	6,814
Acquisition accounting adjustments	834	4	546	—	1,384
Acquisition-related costs	91	65	934	5,792	6,882
Transaction-related costs and advisory fees	—	—	—	5,138	5,138
Strategic initiatives, duplicative and transition costs	1,580	674	644	2,426	5,324
Severance costs	132	436	3,211	1,185	4,964
Accretion	—	—	—	15,254	15,254
Impairment of long-lived assets	—	—	—	1,180	1,180
Contingent consideration	(4,730)	(95)	—	—	(4,825)
Other non-routine, net	1,034	1,702	404	(162)	2,978

EBITDA Adjustments	418	3,252	5,915	35,508	45,093

Adjusted EBITDA	$78,707	$146,711	$118,156	$(56,342)	$287,232

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2014
	Software and Analytics	Network Solutions	Technology- enabled Services	Corporate and Eliminations	Consolidated
Revenue from external customers:
Solutions revenue	$178,055	$257,345	$322,445	$(17,619)	$740,226
Postage revenue	—	—	—	256,747	256,747
Inter-segment revenue	1,072	271	5,990	(7,333)	—

Net revenue	$179,127	$257,616	$328,435	$231,795	$996,973

Income (loss) before income taxes	59,342	123,330	33,361	(335,282)	(119,249)
Interest expense	—	—	—	109,741	109,741
Depreciation and amortization	—	—	—	141,541	141,541

EBITDA	59,342	123,330	33,361	(84,000)	132,033
Equity compensation	481	446	865	4,122	5,914
Acquisition accounting adjustments	96	4	621	4	725
Acquisition-related costs	45	62	1,410	3,376	4,893
Transaction-related costs and advisory fees	—	—	—	4,799	4,799
Strategic initiatives, duplicative and transition costs	102	152	74	9,431	9,759
Severance costs	1,207	567	1,754	2,028	5,556
Accretion	—	—	—	9,220	9,220
Impairment of long-lived assets	218	2,569	76,376	3,526	82,689
Contingent consideration	—	1,305	2,341	—	3,646
Other non-routine, net	833	1,607	2,497	(1,485)	3,452

EBITDA Adjustments	2,982	6,712	85,938	35,021	130,653

Adjusted EBITDA	$62,324	$130,042	$119,299	$(48,979)	$262,686

13. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of taxes, as of and for the nine months ended September 30, 2015.

	Foreign Currency Translation Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$(483)	$(1,472)	$(1,955)
Change associated with foreign currency translation	(531)	—	(531)
Change associated with current period hedging	—	1,490	1,490
Reclassification into earnings	—	(1,935)	(1,935)

Balance at September 30, 2015	$(1,014)	$(1,917)	$(2,931)

14. Supplemental Condensed Consolidating Financial Information

In lieu of providing separate annual and interim financial statements for each guarantor of the Senior Notes, Regulation S-X provides companies, if certain criteria are satisfied, with the option to instead provide condensed consolidating financial information for its issuers, guarantors and non-guarantors. In the case of the Company, the applicable criteria include the following: (i) the Senior Notes are fully and unconditionally guaranteed on a joint and several basis (subject to customary release provisions), (ii) each of the guarantors of the Senior Notes is a direct or indirect 100% owned subsidiary of the Company and (iii) any non-guarantors are considered minor as that term is defined in Regulation S-X. Because each of these criteria has been satisfied by the Company, condensed consolidating balance sheets as of September 30, 2015 and December 31, 2014, condensed consolidating statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, respectively, and condensed consolidating statements of cash flows for the nine months ended September 30, 2015 and 2014, respectively, for the Company, segregating the issuer, the subsidiary guarantors and consolidating adjustments, are reflected below. Prior period amounts have been reclassified to conform to the current year presentation.

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Balance Sheet

	As of September 30, 2015
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$703	$84,255	$—	$84,958
Accounts receivable, net of allowance for doubtful accounts	—	278,826	—	278,826
Deferred income tax assets	—	15,457	—	15,457
Prepaid expenses and other current assets	2,749	31,605	—	34,354

Total current assets	3,452	410,143	—	413,595
Property and equipment, net	4	299,031	—	299,035
Due from affiliates	167,339	—	(167,339)	—
Investment in consolidated subsidiaries	1,793,496	—	(1,793,496)	—
Goodwill	—	2,291,375	—	2,291,375
Intangible assets, net	95,875	1,598,963	—	1,694,838
Other assets, net	206,873	7,964	(206,796)	8,041

Total assets	$2,267,039	$4,607,476	$(2,167,631)	$4,706,884

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$27,265	$—	$27,265
Accrued expenses	18,056	191,048	—	209,104
Deferred revenues	—	12,005	—	12,005
Current portion of long-term debt	6,796	24,469	—	31,265

Total current liabilities	24,852	254,787	—	279,639
Due to affiliates	—	167,339	(167,339)	—
Long-term debt, excluding current portion	1,022,049	1,728,281	—	2,750,330
Deferred income tax liabilities	—	655,725	(206,796)	448,929
Tax receivable agreement obligations to related parties	179,237	—	—	179,237
Other long-term liabilities	1,196	7,848	—	9,044
Commitments and contingencies
Equity	1,039,705	1,793,496	(1,793,496)	1,039,705

Total liabilities and equity	$2,267,039	$4,607,476	$(2,167,631)	$4,706,884

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Balance Sheet

	As of December 31, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$796	$81,510	$—	$82,306
Accounts receivable, net of allowance for doubtful accounts	—	233,791	—	233,791
Deferred income tax assets	—	18,893	—	18,893
Prepaid expenses and other current assets	2,267	26,979	—	29,246

Total current assets	3,063	361,173	—	364,236
Property and equipment, net	7	244,146	—	244,153
Due from affiliates	—	180,610	(180,610)	—
Investment in subsidiaries	1,740,062	—	(1,740,062)	—
Goodwill	—	1,702,569	—	1,702,569
Intangible assets, net	133,500	1,405,894	—	1,539,394
Other assets, net	150,906	7,924	(149,647)	9,183

Total assets	$2,027,538	$3,902,316	$(2,070,319)	$3,859,535

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$16,399	$—	$16,399
Accrued expenses	4,935	170,271	—	175,206
Deferred revenues	—	10,518	—	10,518
Current portion of long-term debt	6,709	20,599	—	27,308

Total current liabilities	11,644	217,787	—	229,431
Due to affiliates	180,610	—	(180,610)	—
Long-term debt, excluding current portion	769,236	1,366,232	—	2,135,468
Deferred income tax liabilities	—	562,874	(149,647)	413,227
Tax receivable agreement obligations to related parties	163,983	—	—	163,983
Other long-term liabilities	—	15,361	—	15,361
Commitments and contingencies
Total equity	902,065	1,740,062	(1,740,062)	902,065

Total liabilities and equity	$2,027,538	$3,902,316	$(2,070,319)	$3,859,535

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2015
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Solutions revenue	$—	$287,946	$—	$287,946
Postage revenue	—	89,839	—	89,839

Total revenue	—	377,785	—	377,785
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	15	129,370	—	129,385
Development and engineering	—	11,651	—	11,651
Sales, marketing, general and administrative	1,974	54,745	—	56,719
Customer postage	15	89,824	—	89,839
Depreciation and amortization	33,133	52,684	—	85,817
Accretion	6,458	—	—	6,458
Impairment of long-lived assets	—	219	—	219

Operating income (loss)	(41,595)	39,292	—	(2,303)
Equity in earnings of consolidated subsidiaries	(7,141)	—	7,141	—
Interest expense, net	28,108	17,433	—	45,541
Contingent consideration	—	(4,660)	—	(4,660)

Income (loss) before income tax provision (benefit)	(62,562)	26,519	(7,141)	(43,184)
Income tax provision (benefit)	(29,656)	19,378	—	(10,278)

Net income (loss)	$(32,906)	$7,141	$(7,141)	$(32,906)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Solutions revenue	$—	$255,015	$—	$255,015
Postage revenue	—	86,593	—	86,593

Total revenue	—	341,608	—	341,608
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	116,909	—	116,909
Development and engineering	—	8,117	—	8,117
Sales, marketing, general and administrative	1,290	42,583	—	43,873
Customer postage	—	86,593		86,593
Depreciation and amortization	2,251	46,197	—	48,448
Accretion	4,452	—	—	4,452
Impairment of long-lived assets	—	3,114	—	3,114

Operating income (loss)	(7,993)	38,095	—	30,102
Equity in earnings of consolidated subsidiaries	(10,110)	—	10,110	—
Interest expense, net	23,418	13,217	—	36,635
Contingent consideration	—	1,976	—	1,976

Income (loss) before income tax provision (benefit)	(21,301)	22,902	(10,110)	(8,509)
Income tax provision (benefit)	(8,299)	12,792	—	4,493

Net income (loss)	$(13,002)	$10,110	$(10,110)	$(13,002)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2015
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Solutions revenue	$—	$810,162	$—	$810,162
Postage revenue	—	268,119	—	268,119

Total revenue	—	1,078,281	—	1,078,281
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	15	371,844	—	371,859
Development and engineering	—	32,600	—	32,600
Sales, marketing, general and administrative	7,828	144,127	—	151,955
Customer postage	—	268,119	—	268,119
Depreciation and amortization	37,633	145,813	—	183,446
Accretion	15,254	—	—	15,254
Impairment of long-lived assets	—	1,180	—	1,180

Operating income (loss)	(60,730)	114,598	—	53,868
Equity in earnings of consolidated subsidiaries	(47,865)	—	47,865	—
Interest expense, net	74,697	46,988	—	121,685
Contingent consideration	—	(4,825)	—	(4,825)

Income (loss) before income tax provision (benefit)	(87,562)	72,435	(47,865)	(62,992)
Income tax provision (benefit)	(56,834)	24,570	—	(32,264)

Net income (loss)	$(30,728)	$47,865	$(47,865)	$(30,728)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Solutions revenue	$—	$740,226	$—	$740,226
Postage revenue	—	256,747	—	256,747

Total revenue	—	996,973	—	996,973
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	344,741	—	344,741
Development and engineering	—	24,084	—	24,084
Sales, marketing, general and administrative	13,775	134,006	—	147,781
Customer postage	—	256,747	—	256,747
Depreciation and amortization	6,753	134,788	—	141,541
Accretion	9,220	—	—	9,220
Impairment of long-lived assets	—	82,689	—	82,689

Operating income (loss)	(29,748)	19,918	—	(9,830)
Equity in earnings of consolidated subsidiaries	51,018	—	(51,018)	—
Interest expense, net	70,224	39,517	—	109,741
Contingent consideration	—	3,646	—	3,646
Other	(111)	(3,857)	—	(3,968)

Income (loss) before income tax provision (benefit)	(150,879)	(19,388)	51,018	(119,249)
Income tax provision (benefit)	(75,363)	31,630	—	(43,733)

Net income (loss)	$(75,516)	$(51,018)	$51,018	$(75,516)

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three Months Ended September 30, 2015
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(32,906)	$7,141	$(7,141)	$(32,906)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	6	—	—	6
Foreign currency translation adjustment	—	(347)	—	(347)
Equity in other comprehensive earnings	(347)	—	347	—

Other comprehensive income (loss)	(341)	(347)	347	(341)

Total comprehensive income (loss)	$(33,247)	$6,794	$(6,794)	$(33,247)

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2015
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(30,728)	$47,865	$(47,865)	$(30,728)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(445)	—	—	(445)
Foreign currency translation adjustment	—	(531)	—	(531)
Equity in other comprehensive earnings	(531)	—	531	—

Other comprehensive income (loss)	(976)	(531)	531	(976)

Total comprehensive income (loss)	$(31,704)	$47,334	$(47,334)	$(31,704)

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

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2015
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net income (loss)	$(30,728)	$47,865	$(47,865)	$(30,728)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,633	145,813	—	183,446
Accretion	15,254	—	—	15,254
Equity compensation	229	6,585	—	6,814
Deferred income tax expense (benefit)	(26,160)	(2,677)	—	(28,837)
Amortization of debt discount and issuance costs	2,353	5,088	—	7,441
Contingent consideration	—	(4,825)	—	(4,825)
Impairment of long lived assets	—	1,180	—	1,180
Equity in earnings of consolidated subsidiaries	(47,865)	—	47,865	—
Other	(1,488)	14	—	(1,474)
Changes in operating assets and liabilities:
Accounts receivable	—	6,147	—	6,147
Prepaid expenses and other	(30,546)	18,872	—	(11,674)
Accounts payable	—	10,517	—	10,517
Accrued expenses, deferred revenue, and other liabilities	16,627	(17,545)	—	(918)
Due to/from affiliates	(347,949)	347,949	—	—

Net cash provided (used in) by operating activities	(412,640)	564,983	—	152,343

Investing activities
Purchases of property and equipment	—	(39,175)	—	(39,175)
Payments for acquisitions, net of cash acquired	—	(717,669)	—	(717,669)
Other	—	(3,676)	—	(3,676)
Investment in subsidiary	1,019	—	(1,019)	—

Net cash provided by (used in) investing activities	1,019	(760,520)	(1,019)	(760,520)

Financing activities
Distributions from (to) Emdeon Inc. net	—	(1,019)	1,019	—
Proceeds from Term Loan Facility	8,274	377,137	—	385,411
Proceeds from Senior Notes	243,453	—	—	243,453
Proceeds from Revolving Facility	—	60,000	—	60,000
Payments on Revolving Facility	—	(60,000)	—	(60,000)
Payments on Term Loan Facility	(229)	(11,641)	—	(11,870)
Payment of debt assumed from acquisition	—	(154,469)	—	(154,469)
Deferred financing obligation payments	—	(6,173)	—	(6,173)
Repurchase of Parent common stock	(4,351)	—	—	(4,351)
Capital contribution from Parent	166,881	—	—	166,881
Payment of contingent consideration	—	(5,553)	—	(5,553)
Other	(2,500)	—	—	(2,500)

Net cash provided by (used in) financing activities	411,528	198,282	1,019	610,829

Net decrease in cash and cash equivalents	(93)	2,745	—	2,652
Cash and cash equivalents at beginning of period	796	81,510	—	82,306

Cash and cash equivalents at end of period	$703	$84,255	$—	$84,958

Emdeon Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2014
	Emdeon Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net income (loss)	$(75,516)	$(51,018)	$51,018	$(75,516)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,753	134,788	—	141,541
Accretion expense	9,220	—	—	9,220
Equity compensation expense	255	5,659	—	5,914
Deferred income tax expense (benefit)	(74,817)	29,931	—	(44,886)
Amortization of debt discount and issuance costs	2,003	3,801	—	5,804
Contingent consideration	—	3,646	—	3,646
Impairment of long lived assets	—	82,689	—	82,689
Equity in earnings of consolidated subsidiaries	51,018	—	(51,018)	—
Other	(1,094)	(2,031)	—	(3,125)
Changes in operating assets and liabilities:
Accounts receivable	—	(12,656)	—	(12,656)
Prepaid expenses and other	(462)	(4,028)	—	(4,490)
Accounts payable	—	644	—	644
Accrued expenses, deferred revenue, and other liabilities	9,377	(9,752)	—	(375)
Due to/from affiliates	69,034	(69,034)	—	—

Net cash provided by (used in) operating activities	(4,229)	112,639	—	108,410

Investing activities
Purchases of property and equipment	—	(37,673)	—	(37,673)
Payments for acquisitions, net of cash acquired	—	(87,909)	—	(87,909)
Other	36	(133)	—	(97)
Investment in subsidiaries, net	50	—	(50)	—

Net cash provided by (used in) investing activities	86	(125,715)	(50)	(125,679)

Financing activities
Distributions from (to) Emdeon Inc., net	—	(50)	50	—
Payments on Term Loan Facility	(207)	(9,452)	—	(9,659)
Payment of debt assumed from acquisition	—	(23,262)	—	(23,262)
Proceeds from Revolving Facility	—	65,000	—	65,000
Payments on Revolving Facility	—	(65,000)	—	(65,000)
Deferred financing obligation payments	—	(4,717)	—	(4,717)
Repurchase of Parent common stock	(960)	—	—	(960)
Capital contribution from Parent	3,256	—	—	3,256

Net cash provided by (used in) financing activities	2,089	(37,481)	50	(35,342)

Net increase (decrease) in cash and cash equivalents	(2,054)	(50,557)	—	(52,611)
Cash and cash equivalents at beginning of period	2,794	73,744	—	76,538

Cash and cash equivalents at end of period	$740	$23,187	$—	$23,927

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”), together with the risk factors contained in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (“Form 10-K”) on file with the Securities and Exchange Commission (“SEC”) and elsewhere in the Quarterly Report.

Unless stated otherwise or the context otherwise requires, references in this Quarterly Report to “we”, “us”, “our”, “Emdeon” and “the Company” refer to Emdeon Inc. and its subsidiaries.

Forward-Looking Statements

This Quarterly Report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or our management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this Quarterly Report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in our Form 10-K and elsewhere in the Quarterly Report. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our Form 10-K and elsewhere in the Quarterly Report, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Overview

We deliver our solutions and operate our business in three reportable segments: (i) software and analytics, which provides payment and reimbursement optimization and decision support solutions; (ii) network solutions, which leverages our health information network to optimize information exchange and workflows among healthcare system participants; and (iii) technology-enabled services, which provides payment and communication, workflow, advisory and other administrative solutions to optimize payment and reimbursement efficiencies. Through our software and analytics segment, we provide revenue cycle technology, revenue optimization, payment integrity, electronic payment, risk adjustment, quality reporting, data and analytic and consumer engagement solutions. Through our network solutions segment, we provide financial and administrative information exchange solutions for medical, dental and pharmacy claims management and other standardized healthcare transactions, including clinical information exchange capabilities. Through our technology-enabled services segment, we provide payment and communication, eligibility and enrollment, healthcare consulting, payment automation and pharmacy benefits administration solutions. We generally provide our solutions to payer, provider and pharmacy customers, including commercial insurance companies, third party administrators, governmental payers, self-insured employers, hospitals, physician practices, laboratories, pharmacies, pharmacy benefit management companies and government agencies.

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

Part of our strategy also includes the development and introduction of new and updated solutions. Our new and updated solutions are likely to require us to incur development and engineering expenditures, both operating and capital, and related sales and marketing costs at increased levels in order to successfully develop and achieve market acceptance of such solutions. We also may acquire, or enter into agreements with third parties to assist us in providing, new solutions. For example, we offer our electronic payment solutions through banks or vendors who contract with banks and other financial service firms. The costs of these initiatives or the failure to achieve broad penetration in target markets with respect to new or updated solutions may negatively affect our results of operations, margins and cash flow. Because newly introduced solutions generally will have lower margins initially as compared to our existing and more mature solutions, our margins and margin growth may be adversely affected on a percentage basis until these new solutions achieve scale and maturity. In addition, we continue to improve the scalability and performance of our network and platform. Any improvements in our current network or platform, the development of new networks or platforms, including those leveraging cloud-based environments, may result in more operating costs and less capital expenditures as compared to prior periods.

In addition to our internal development efforts, we actively evaluate opportunities to improve and expand our solutions through strategic acquisitions. Our acquisition strategy focuses on identifying acquisitions that improve and streamline the business and administrative functions of healthcare. We believe our broad customer footprint allows us to deploy acquired solutions into our installed base, which, in turn, can help accelerate the growth of our acquired businesses. We also believe our management team’s ability to identify acquisition opportunities that are complementary and synergistic to our business, and to integrate them into our existing operations with minimal disruption, will continue to play an important role in the expansion of our business and growth. Our success in acquiring and integrating acquired businesses into our existing operations, the associated costs of such acquisitions, including integration costs, and the operating characteristics of the acquired businesses also may impact our results of operations and margins. Because the businesses we acquire sometimes have lower margins than our existing businesses, primarily as a result of their lack of scale and maturity, our margins on a percentage basis may be adversely affected in the periods subsequent to an acquisition from revenue mix changes and integration activities associated with these acquisitions.

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

In August 2015, we acquired Altegra Health, Inc. (“Altegra”), a technology-enabled provider that assists payers and risk bearing providers with analytics and reporting capabilities for risk adjustment, member engagement and quality analysis to achieve actionable insights and improved management for value-based healthcare, for initial cash consideration and the assumption of certain liabilities.

In September 2015, we announced our plan to rebrand as Change HealthcareTM beginning in the fourth quarter of 2015. As a result of this plan, we revised the remaining useful life of our existing tradename asset. During the three months ended September 30, 2015, we recognized amortization expense of $31.5 million related to our existing tradename asset and expect to recognize $94.6 million of amortization related to our existing tradename asset during the three months ended December 31, 2015.

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

Our depreciation and amortization expense is related to depreciation of our property and equipment, including technology assets, and amortization of intangible assets. The amount of depreciation and amortization expense is affected by the level of our recent investment in property and equipment, acquisition activity and asset impairments or certain changes in estimates.

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

Date	Business	Description	Affected Segment

July 2014	Capario, Corp. (“Capario”)	Technology-enabled provider of revenue cycle management solutions	Software and Analytics; Network Solutions

November 2014	Change Healthcare Corporation (“Change”)	Technology-enabled provider of healthcare consumer engagement solutions	Software and Analytics

December 2014	Adminisource Communications, Inc. (“Adminisource”)	Technology-enabled provider of payment and communication solutions	Technology- enabled Services

August 2015	Altegra	Technology-enabled provider of analytical and reporting solutions for risk adjustment, member engagement and quality analysis	Software and Analytics; Technology- enabled Services

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

Income Taxes

Our blended statutory federal and state income tax rates range from 37% to 42%. The following table and subsequent commentary reconciles our federal statutory rate to our effective income tax rate and describes the more significant reconciling factors:

	Nine Months Ended
	September 30,
	2015	2014
Statutory United States federal tax rate	35.0%	35.0%
State income taxes (net of federal benefit)	14.4	2.4
Contingent consideration	2.7	(1.1)
Other	(0.9)	0.4

Effective income tax rate	51.2%	36.7%

State Income Taxes—Our effective tax rate for state income taxes is generally impacted by changes in our apportionment. In May 2015, the state of Tennessee enacted the Tennessee Revenue Modernization Act. This legislation impacted our Tennessee apportionment which, in turn, resulted in a state tax benefit for the nine months ended September 30, 2015. In addition, our effective tax rate for state income taxes for the nine months ended September 30, 2014 was affected by the change in tax status of EBS Master LLC from a partnership to a corporation in January 2014.

Contingent Consideration—We recognize income or expense each period for changes in the fair value of our contingent consideration obligations for which we are not permitted to recognize corresponding taxable income or deduction (i.e. a permanent item). During the nine months ended September 30, 2015, we revised our estimates of our contingent consideration obligations related to two of our acquisitions.

Amendments to the Senior Credit Agreement and New Senior Notes

In December 2014 and August 2015, we borrowed an additional $160.0 million and $395.0 million, respectively, under incremental term loan facilities through amendments to our credit agreement (the “Senior Credit Agreement”) governing our senior secured term loan facility (the “Term Loan Facility”) and senior secured revolving credit facility (the “Revolving Facility”) (collectively, the “Senior Credit Facilities”).

In August 2015, we borrowed $250.0 million by issuing new 6% senior notes due 2021 (the “2021 Notes”).

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

In September 2015, we announced our plan to rebrand as Change Healthcare beginning in the fourth quarter of 2015. As a result of this plan, we revised the remaining useful life of our existing tradename asset. During the three months ended September 30, 2015, we recognized amortization expense of $31.5 million related to our existing tradename asset and expect to recognize $94.6 million of amortization related to our existing tradename asset during the three months ended December 31, 2015.

Except for the announcement of our plan to rebrand as Change Healthcare, we believe there have been no significant changes during the nine months ended September 30, 2015 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Results of Operations

The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2015 and 2014, respectively (amounts in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	Amount	% of Revenue(1)	Amount	% of Revenue(1)	Amount	% of Revenue(1)	Amount	% of Revenue(1)
Revenue:
Solutions revenue	$287,946	76.2%	$255,015	74.7%	$810,162	75.1%	$740,226	74.2%
Postage revenue	89,839	23.8	86,593	25.3	268,119	24.9	256,747	25.8

Total revenue	377,785	100.0	341,608	100.0	1,078,281	100.0	996,973	100.0
Cost and expenses:
Cost of operations (exclusive of depreciation and amortization below)	129,385	44.9	116,909	45.8	371,859	45.9	344,741	46.6
Development and engineering	11,651	4.0	8,117	3.2	32,600	4.0	24,084	3.3
Sales, marketing, general and administrative	56,719	19.7	43,873	17.2	151,955	18.8	147,781	20.0
Customer postage	89,839	23.8	86,593	25.3	268,119	24.9	256,747	25.8
Depreciation and amortization	85,817	22.7	48,448	14.2	183,446	17.0	141,541	14.2
Accretion	6,458	1.7	4,452	1.3	15,254	1.4	9,220	0.9
Impairment of long-lived assets	219	0.1	3,114	0.9	1,180	0.1	82,689	8.3

Operating income	(2,303)	(0.6)	30,102	8.8	53,868	5.0	(9,830)	(1.0)
Interest expense, net	45,541	12.1	36,635	10.7	121,685	11.3	109,741	11.0
Contingent consideration	(4,660)	(1.2)	1,976	0.6	(4,825)	(0.4)	3,646	0.4
Other	—	—	—	—	—	—	(3,968)	(0.4)

Income (loss) before income tax provision (benefit)	(43,184)	(11.4)	(8,509)	(2.5)	(62,992)	(5.8)	(119,249)	(12.0)
Income tax provision (benefit)	(10,278)	(2.7)	4,493	1.3	(32,264)	(3.0)	(43,733)	(4.4)

Net income (loss)	$(32,906)	(8.7)%	$(13,002)	(3.8)%	$(30,728)	(2.8)%	$(75,516)	(7.6)%

(1)	Percentages of revenue for cost of operations, development and engineering and sales, marketing, general and administrative line items are based on solutions revenue.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Solutions Revenues

Our solutions revenues were $287.9 million for the three months ended September 30, 2015 as compared to $255.0 million for the three months ended September 30, 2014, an increase of $32.9 million, or 12.9%. Factors affecting our solutions revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $129.4 million for the three months ended September 30, 2015 as compared to $116.9 million for the three months ended September 30, 2014, an increase of $12.5 million, or 10.7%. The increase in our cost of operations is primarily due to volume growth and the impact of acquired businesses. As a percentage of solutions revenue, our cost of operations was 44.9% for the three months ended September 30, 2015 as compared to 45.8% for the three months ended September 30, 2014. The decrease in our cost of operations as a percentage of revenue is primarily due to changes in revenue mix and increased productivity.

Development and Engineering Expense

Our total development and engineering expense was $11.7 million for the three months ended September 30, 2015 as compared to $8.1 million for the three months ended September 30, 2014, an increase of $3.5 million, or 43.5%. The increase in our development and engineering expense is primarily due to the impact of acquired businesses and continued enhancements and development of existing and new solutions.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $56.7 million for the three months ended September 30, 2015 as compared to $43.9 million for the three months ended September 30, 2014, an increase of $12.8 million, or 29.3%. The increase in our sales, marketing, general and administrative expense was primarily due to business growth, including the impact of acquired businesses and increased strategic initiatives, partially offset by productivity improvements and efficiency measures.

Postage

Our postage revenue and customer postage expense was $89.8 million for the three months ended September 30, 2015 as compared to $86.6 million for the three months ended September 30, 2014, an increase of $3.2 million, or 3.7%. This increase in postage revenue and corresponding expense was due to the impact of acquired businesses and the United States postage rate increase effective in May 2015, partially offset by customer attrition.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $85.8 million for the three months ended September 30, 2015 as compared to $48.4 million for the three months ended September 30, 2014, an increase of $37.4 million, or 77.1%. This increase was primarily due to the acceleration of amortization of our existing tradename as a result of our plan to rebrand to Change Healthcare and the impact of acquired businesses.

Accretion

Our accretion expense was $6.5 million for the three months ended September 30, 2015 as compared to $4.5 million for the three months ended September 30, 2014. The amount recognized as accretion can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in corporate structure, leverage, operations or other factors.

Interest Expense

Our interest expense was $45.5 million for the three months ended September 30, 2015 as compared to $36.6 million for the three months ended September 30, 2014, an increase of $8.9 million, or 24.3%. This increase was primarily due to the impact of the December 2014 and August 2015 incremental term loans and the 2021 Notes, partially offset by scheduled principal payments of term loans under the Senior Credit Facilities.

Income Taxes

Our income tax benefit was $10.3 million for the three months ended September 30, 2015 as compared to an income tax provision of $4.5 million for the three months ended September 30, 2014. Our effective tax rate was 23.8% for the three months ended September 30, 2015 as compared to 52.8% for the three months ended September 30, 2014. The effective tax rate for the three months ended September 30, 2015 was affected by changes in state tax apportionment, statutory rates, valuation allowance and other permanent items.

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

Software and Analytics

Our software and analytics segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2015	September 30, 2014	$ Change
Solutions revenue	$97,458	$61,884	$35,574
Adjusted EBITDA	$34,890	$22,385	$12,505

Software and analytics revenue for the three months ended September 30, 2015 increased by $35.6 million, or 57.5%, as compared to the prior year period. This increase was primarily driven by acquired businesses, including $26.7 million related to the Altegra acquisition, and new sales and implementations.

Software and analytics adjusted EBITDA for the three months ended September 30, 2015 increased by $12.5 million, or 55.9% as compared to the prior year period. The increase in our software and analytics adjusted EBITDA is primarily due to the impact of the revenue items described above, partially offset by increased strategic growth initiative costs. As a percentage of solutions revenue, software and analytics adjusted EBITDA was 35.8% for the three months ended September 30, 2015 as compared to 36.2% for the three months ended September 30, 2014. The decrease in our software and analytics adjusted EBITDA as a percentage of solutions revenue is primarily due to the impact of the Altegra acquisition and increased strategic investments in consumer engagement and electronic payment solutions.

Network Solutions

Our network solutions segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2015	September 30, 2014	$ Change
Solutions revenue	$93,415	$90,236	$3,179
Adjusted EBITDA	$51,050	$46,524	$4,526

Network solutions revenue for the three months ended September 30, 2015 increased by $3.2 million, or 3.5%, as compared to the prior year period primarily due to increased volumes and new sales and implementations, partially offset by customer attrition.

Network solutions adjusted EBITDA for the three months ended September 30, 2015 increased by $4.5 million, or 9.7%, as compared to the prior year period. As a percentage of solutions revenue, network solutions adjusted EBITDA was 54.6% for the three months ended September 30, 2015 as compared to 51.6% for the three months ended September 30, 2014. The increase in network solutions adjusted EBITDA and as a percentage of solutions revenue was primarily due to the impact of the revenue items described above, pricing initiatives and other efficiency measures.

Technology-enabled Services

Our technology-enabled services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2015	September 30, 2014	$ Change
Solutions revenue	$103,784	$109,094	$(5,310)
Adjusted EBITDA	$36,243	$42,054	$(5,811)

Technology-enabled services revenue for the three months ended September 30, 2015 decreased by $5.3 million, or 4.9%, as compared to the prior year period. This decrease was primarily due to customer attrition, including the previously disclosed partial loss of a customer contract in the second quarter of 2014, the effects of changing reimbursement patterns and rates of federal and state payers related to our government program eligibility and enrollment services and decreased volumes in our payment and communication solutions, partially offset by the impact of acquired businesses and new sales and implementations.

Technology-enabled services adjusted EBITDA for the three months ended September 30, 2015 decreased by $5.8 million, or 13.8%, as compared to the prior year period. As a percentage of solutions revenue, technology-enabled services adjusted EBITDA was 34.9% for the three months ended September 30, 2015 as compared to 38.5% for the prior year period. The decrease in technology-enabled services adjusted EBITDA and as a percentage of solutions revenue was primarily due to the impact of the revenue items described above and changes in revenue mix, partially offset by productivity improvements and other efficiency measures.

Nine months Ended September 30, 2015 Compared to Nine months Ended September 30, 2014

Solutions Revenues

Our solutions revenues were $810.2 million for the nine months ended September 30, 2015 as compared to $740.2 million for the nine months ended September 30, 2014, an increase of $69.9 million, or 9.4%. Factors affecting our solutions revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $371.9 million for the nine months ended September 30, 2015 as compared to $344.7 million for the nine months ended September 30, 2014, an increase of $27.1 million, or 7.9%. The increase in our cost of operations is primarily due to volume growth and the impact of acquired businesses. As a percentage of solutions revenue, our cost of operations was 45.9% for the nine months ended September 30, 2015 as compared to 46.6% for the nine months ended September 30, 2014. The decrease in our cost of operations as a percentage of revenue is primarily due to changes in revenue mix and increased productivity.

Development and Engineering Expense

Our total development and engineering expense was $32.6 million for the nine months ended September 30, 2015 as compared to $24.1 million for the nine months ended September 30, 2014, an increase of $8.5 million, or 35.4%. The increase in our development and engineering expense is primarily due to increased research and development and the impact of acquired businesses.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $152.0 million for the nine months ended September 30, 2015 as compared to $147.8 million for the nine months ended September 30, 2014, an increase of $4.2 million, or 2.8%. The increase in our sales, marketing, general and administrative expense was primarily due to business growth, including the impact of acquired businesses and increased strategic initiatives, partially offset by productivity improvements and efficiency measures.

Postage

Our postage revenue and customer postage expense was $268.1 million for the nine months ended September 30, 2015 as compared to $256.7 million for the nine months ended September 30, 2014, an increase of $11.4 million, or 4.4%. This increase in postage revenue and corresponding expense was due to the impact of acquired businesses and the United States postage rate increase effective in May 2015, partially offset by customer attrition.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $183.4 million for the nine months ended September 30, 2015 as compared to $141.5 million for the nine months ended September 30, 2014, an increase of $41.9 million, or 29.6%. This increase was primarily due to the acceleration of amortization of our existing tradename as a result of our plan to rebrand as Change Healthcare and the impact of acquired businesses.

Accretion

Our accretion expense was $15.3 million for the nine months ended September 30, 2015 as compared to $9.2 million for the nine months ended September 30, 2014. The amount recognized as accretion can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in corporate structure, leverage, operations or other factors.

Interest Expense

Our interest expense was $121.7 million for the nine months ended September 30, 2015 as compared to $109.7 million for the nine months ended September 30, 2014, an increase of $11.9 million, or 10.9%. This increase was primarily due to the impact of the December 2014 and August 2015 incremental term loans and the 2021 Notes, partially offset by scheduled principal payments of term loans under the Senior Credit Facilities.

Income Taxes

Our income tax benefit was $32.3 million for the nine months ended September 30, 2015 as compared to $43.7 million for the nine months ended September 30, 2014. Our effective tax rate was 51.2% for the nine months ended September 30, 2015 as compared to 36.7% for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 was affected by changes in state tax apportionment, statutory rates, valuation allowance and other permanent items.

Segment Revenues and Adjusted EBITDA

Software and Analytics

Our software and analytics segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2015	September 30, 2014	$ Change
Solutions Revenue	$230,374	$178,055	$52,319
Adjusted EBITDA	$78,707	$62,324	$16,383

Software and analytics revenue for the nine months ended September 30, 2015 increased by $52.3 million, or 29.4%, as compared to the prior year period. This increase was primarily driven by acquired businesses, including $26.7 million related to the Altegra acquisition, and new sales and implementations.

Software and analytics adjusted EBITDA for the nine months ended September 30, 2015 increased by $16.4 million, or 26.3%, as compared to the prior year period. The increase in our software and analytics adjusted EBITDA is primarily due to the impact of the revenue items described above, partially offset by increased strategic growth initiative costs. As a percentage of solutions revenue, software and analytics adjusted EBITDA was 34.2% for the nine months ended September

30, 2015 as compared to 35.0% for the nine months ended September 30, 2014. The decrease in our software and analytics adjusted EBITDA as a percentage of solutions revenue is primarily due to the impact of the Altegra acquisition and increased strategic investments in consumer engagement and electronic payment solutions.

Network Solutions

Our network solutions segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2015	September 30, 2014	$ Change
Solutions Revenue	$276,314	$257,345	$18,969
Adjusted EBITDA	$146,711	$130,042	$16,669

Network solutions revenue for the nine months ended September 30, 2015 increased by $19.0 million, or 7.4%, as compared to the prior year period primarily due to increased volumes, new sales and implementations and the impact of acquired businesses, partially offset by customer attrition.

Network solutions adjusted EBITDA for the nine months ended September 30, 2015 increased by $16.7 million, or 12.8%, as compared to the prior year period. As a percentage of solutions revenue, network solutions adjusted EBITDA was 53.1% for the nine months ended September 30, 2015 as compared to 50.5% for the nine months ended September 30, 2014. The increase in network solutions adjusted EBITDA and as a percentage of solutions revenue was primarily due to the impact of the revenue items described above, pricing initiatives and other efficiency measures.

Technology-enabled Services

Our technology-enabled services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2015	September 30, 2014	$ Change
Solutions Revenue	$322,953	$322,445	$508
Adjusted EBITDA	$118,156	$119,299	$(1,143)

Technology-enabled services revenue for the nine months ended September 30, 2015 increased by $0.5 million, or 0.2%, as compared to the prior year period. This increase was primarily due to the impact of acquired businesses, partially offset by customer attrition, including the previously disclosed partial loss of a customer contract in the second quarter of 2014, and the effects of changing reimbursement patterns and rates of federal and state payers related to our government program eligibility and enrollment services.

Technology-enabled services adjusted EBITDA for the nine months ended September 30, 2015 decreased by $1.1 million, or 1.0%, as compared to the prior year period. As a percentage of solutions revenue, technology-enabled services adjusted EBITDA was 36.6% for the nine months ended September 30, 2015 as compared to 37.0% for the prior year period. The decrease in technology-enabled services adjusted EBITDA and as a percentage of solutions revenue was primarily due to the impact of the revenue items described above and changes in revenue mix.

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

Cash Flows

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2015 was $152.3 million as compared to $108.4 million for nine months ended September 30, 2014, an increase of $43.9 million. This increase is primarily due to business growth, the effects of acquisitions and the timing of collections and related disbursements.

Cash provided by operating activities can be significantly impacted by our non-cash working capital assets and liabilities, which may vary based on the timing of cash receipts that fluctuate by day of week and/or month and also may be impacted by cash management decisions.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2015 was $760.5 million as compared to $125.7 million for the nine months ended September 30, 2014. Cash used in investing activities for both such periods consisted of the effects of acquisitions and capital expenditures for property and equipment.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2015 was $610.8 million as compared to cash used in financing activities of $35.3 million for the nine months ended September 30, 2014. Cash provided by financing activities for the nine months ended September 30, 2015 primarily consisted of borrowings under our Senior Credit Facilities and 2021 Notes and capital contributions to partially finance the Altegra acquisition, partially offset by principal payments under our Senior Credit Facilities and deferred financing arrangements. Cash used in financing activities for the nine months ended September 30, 2014 primarily consisted of principal payments under our Senior Credit Facilities and deferred financing arrangements.

Long-term Debt

Our long-term indebtedness is comprised of the Term Loan Facility, the Revolving Facility, $375.0 million of 11% senior notes due 2019 (the “2019 Notes”), $375.0 million 11.25% senior notes due 2020 (the “2020 Notes”) and the 2021 Notes; (together with the 2019 Notes and 2020 Notes, the “Senior Notes”).

Long-term debt as of September 30, 2015 and December 31, 2014, consisted of the following (amounts in thousands):

	September 30, 2015	December 31, 2014
Senior Credit Facilities
$1,696 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $25,499 and $20,016 at September 30, 2015 and December 31, 2014, respectively (effective interest rate of 4.29%)	$1,624,223	$1,245,376
$160 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $3,615 and $4,438 at September 30, 2015 and December 31, 2014, respectively (effective interest rate of 4.54%)	154,785	155,162
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—

Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $6,605 and $7,477 at September 30, 2015 and December 31, 2014, respectively (effective interest rate of 11.53%)	368,395	367,523
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $8,778 and $9,651 at September 30, 2015 and December 31, 2014, respectively (effective interest rate of 11.85%)	366,222	365,349
$250 million 6% Senior Notes due February 15, 2021, net of unamortized discount of $6,412 and $0 at September 30, 2015 and December 31, 2014, respectively (effective interest rate of 6.57%)	243,588	—
Obligation under data sublicense agreement	17,237	17,237
Other	7,145	12,129
Less current portion	(31,265)	(27,308)

Long-term debt	$2,750,330	$2,135,468

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

In December 2014 and August 2015, through further amendments to the Senior Credit Agreement, we borrowed an additional $160.0 million and $395.0 million, respectively, under incremental term loan facilities on identical terms and having the same rights and obligations as the existing term loans under the Senior Credit Agreement.

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

As of September 30, 2015, we believe we were in compliance with all of the applicable debt covenants under the Senior Credit Agreement.

Senior Notes

The 2019 Notes bear interest at an annual rate of 11.00% with interest payable semi-annually on June 30 and December 31 of each year. The 2019 Notes mature on December 31, 2019. The 2020 Notes bear interest at an annual rate of 11.25% with interest payable quarterly on March 31, June 30, September 30 and December 31 of each year. The 2020 Notes mature on December 31, 2020. The 2021 Notes bear interest at an annual rate of 6.00% with interest payable semi-annually on April 15 and October 15 of each year, commencing on April 15, 2016. The 2021 Notes mature on February 15, 2021.

We may redeem the 2019 Notes, the 2020 Notes or both, in whole or in part, at any time on or after December 31, 2015 at the applicable redemption price, plus accrued and unpaid interest. At any time prior to December 31, 2015, we may redeem the 2019 Notes, the 2020 Notes or both, in whole or in part, at our option and on one or more occasions, at a redemption price equal to 100% of the principal amount, plus a “make-whole premium” and accrued and unpaid interest.

We may redeem the 2021 Notes, in whole or in part, at any time on or after August 15, 2017 at the applicable redemption price, plus accrued and unpaid interest. At any time prior to August 15, 2017, we may, at our option and on one or more occasions, redeem up to 40% of the aggregate principal amount of the 2021 Notes at a redemption price equal to

100% of the aggregate principal amount, plus a premium and accrued and unpaid interest with the net cash proceeds of certain equity offerings. At any time prior to August 15, 2017, we may redeem the 2021 Notes, in whole or in part, at its option and on one or more occasions, at a redemption price equal to 100% of the principal amount, plus a “make-whole premium” and accrued and unpaid interest.

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

The indentures governing the Senior Notes (the “Indentures”) contain customary covenants that restrict our ability and the ability of our restricted subsidiaries to:

•

pay dividends on our capital stock or redeem, repurchase or retire our capital stock, subject to customary exceptions, including compliance with a fixed charge coverage ratio and subject to limitation based on net income generated during the term of the Indentures;

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

As of September 30, 2015, we believe we were in compliance with all of the applicable debt covenants under the Senior Notes.

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

As of September 30, 2015, we had outstanding borrowings of $1,808.1 million (before unamortized debt discount) under the Senior Credit Agreement. As of September 30, 2015, the LIBOR-based interest rate on the Term Loan Facility and Revolving Facility were each LIBOR plus 2.50%. The Term Loan Facility is subject to a LIBOR floor of 1.25% and there is no LIBOR floor on the Revolving Facility.

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

In January 2012, we executed three interest rate swap agreements with an aggregate notional amount of $640.0 million to reduce the variability of interest payments associated with the Term Loan Facility. For the nine months ended September 30, 2015, our interest rate swap agreements were designated as a cash flow hedge so that changes in the fair market value of the interest rate swap agreements were included within other comprehensive income.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. However, due to a floor on the floating rate index of 1.25% under the Term Loan Facility, as of September 30, 2015, our interest rates must increase by more than 100 basis points before our interest expense or cash flows are affected. Based on our outstanding debt as of September 30, 2015, and assuming that our mix of debt instruments, interest rate swaps and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have minimal impact on our earnings and cash flows.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015. Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the private offering of the 2021 Notes, the Company provided updated risk factors in a preliminary offering memorandum dated August 4, 2015. The updated risk factors that reflect the acquisition of Altegra and the incurrence of additional debt related to such acquisition have been filed as Exhibit 99.1 to this Quarterly Report and are incorporated herein by reference.

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

EMDEON INC.

Date: November 6, 2015	By:	/s/ Neil E. de Crescenzo
Neil E. de Crescenzo, President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 6, 2015	By:	/s/ Randy P. Giles
Randy P. Giles, Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2015	By:	/s/ Dennis B. Robbins
Dennis B. Robbins, Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.

2.1	Agreement and Plan of Merger, dated July 3, 2015, by and among MediFAX-EDI, LLC, Alto Merger Sub Inc., Altegra Health, Inc. and Parthenon Investors III, L.P., solely in its capacity as the Stockholders’ Representative (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on July 9, 2015, and incorporated herein by reference).

4.1	2021 Notes Indenture, dated as of August 12, 2015, among Emdeon Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed August 13, 2015, and incorporated herein by reference).

4.2	2021 Notes Supplemental Indenture, dated as of August 12, 2015, among Altegra Health, Inc., Altegra Health Operating Company, Altegra Health Operating Company—Puerto Rico, LLC, Altegra Health Connections, LLC and Wilmington Trust, National Association, as trustee (included as Exhibit 4.2 to the Comapny’s Current Report on Form 8-K (File No. 1-34435), filed August 13, 2015, and incorporated herein by reference).

4.3	2019 Notes Supplemental Indenture, dated as of August 12, 2015, among Altegra Health, Inc., Altegra Health Operating Company, Altegra Health Operating Company—Puerto Rico, LLC, Altegra Health Connections, LLC and Wilmington Trust, National Association, as trustee (filed herewith).

4.4	2020 Notes Supplemental Indenture, dated as of August 12, 2015, among Altegra Health, Inc., Altegra Health Operating Company, Altegra Health Operating Company—Puerto Rico, LLC, Altegra Health Connections, LLC and Wilmington Trust, National Association, as trustee (filed herewith).

10.1	Amendment No. 4 to the Credit Agreement, dated as of August 12, 2015, among Emdeon Inc., the other borrowers party thereto, Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer and collateral agent thereunder, and the lenders, guarantors and agents party thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed August 13, 2015, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Risk Factors (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document