Form 10-K
period 2015-12-31
Change Healthcare Holdings, Inc.
filed 2016-03-14
CIK 1444598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-34435

CHANGE HEALTHCARE HOLDINGS, INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒ *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

As of December 31, 2015, there were issued and outstanding 100 shares of common stock, par value $.01 per share. The registrant is a wholly owned subsidiary of Change Healthcare Intermediate Holdings, Inc., which is a wholly owned subsidiary of Change Healthcare, Inc.

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

CHANGE HEALTHCARE HOLDINGS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) of Change Healthcare Holdings, Inc. (“Change Healthcare” or the “Company”) includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or our management’s intentions, plans, beliefs, expectations or predictions of future events. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. Forward-looking statements also may include information concerning our possible or assumed future results of operations, including descriptions of our revenues, profitability and outlook and our overall business strategy. These statements are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that these forward-looking statements are based on reasonable assumptions, readers should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Unless stated otherwise or the context otherwise requires, references in this Annual Report to “we,” “us,” “our,” “Change Healthcare” and the “Company” refer to Change Healthcare Holdings, Inc. and its subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading provider of software and analytics, network solutions and technology-enabled services that optimize communications, payments and actionable insights designed to enable smarter healthcare. Our integrated capabilities enable our customers to exchange mission-critical information, optimize revenue opportunities, control costs, increase cash flow and efficiently manage complex healthcare workflows. The foundation of our solutions is embedded in our Change Healthcare Intelligent Healthcare NetworkTM, which facilitates the capture and standardization of healthcare data seamlessly in our customers’ workflow. Our intelligent healthcare platform underpins the United States healthcare system, benefiting all major healthcare stakeholders: commercial and governmental payers, employers, hospitals, physician practices, dentists, laboratories, pharmacies and consumers.

Over the past decade, the digitization of healthcare information has been robust, accelerated in part by regulatory and government incentives that have enabled providers to embed technology directly into their clinical and administrative workflow. At the same time, policy makers, payers, employers and individuals are increasingly focused on improving value in healthcare and constraining cost growth. This backdrop has driven the need to not only collect the data, but also to establish a deepened understanding on how to achieve improved quality and value outcomes across the continuum of care.

Change Healthcare’s Intelligent Healthcare Network, the single largest financial and administrative healthcare network in the United States, reaches approximately 750,000 physicians, 105,000 dentists, 60,000 pharmacies, 5,000 hospitals, 600 channel partners, 450 laboratories and 1,200 government and commercial payers, allowing us to bring actionable data, analytics and insights to the healthcare ecosystem. By leveraging our Intelligent Healthcare Network, customers are able to more efficiently manage the complex revenue and payment cycle and clinical information exchange processes.

In 2015, our network processed approximately 8.8 billion healthcare-related transactions, covering $1.7 trillion in claims. We have developed our network of payers and providers over 30 years and connect to virtually all private and government payers, claim-submitting providers and pharmacies in a hybrid cloud-based, user-centric and secure infrastructure environment. Our solutions are designed to interface with our customers’ existing technology infrastructures, utilize actionable data from our Intelligent Healthcare Network and automate key processes in the healthcare workflow. We believe our customers recognize incremental value and enhanced benefits as they utilize more of our diverse suite of products and technology-enabled services.

Our Organizational Structure and Corporate History

The Company is a Delaware corporation that was initially formed as a Delaware limited liability company in September 2006 and converted into a Delaware corporation in September 2008. On November 2, 2011, pursuant to an Agreement and Plan of Merger among the Company (formerly known as Emdeon Inc.), Change Healthcare, Inc. (formerly known as Beagle Parent Corp.) (“Parent”) and Beagle Acquisition Corp. (“Merger Sub”), Merger Sub merged with and into the Company, with the Company surviving the merger (the “2011 Merger”). Subsequent to the 2011 Merger, we became an indirect wholly owned subsidiary of Parent, which is controlled by The Blackstone Group L.P. (“Blackstone”), Hellman & Friedman LLC (“Hellman & Friedman”) and certain investment funds affiliated with Blackstone and Hellman & Friedman (collectively, the “Investor Group”). In the fourth quarter of 2015, we initiated a rebranding to align under the Change Healthcare brand.

Our Solutions

Through our broad portfolio of solutions, we are able to serve the needs of multiple stakeholders in the healthcare system across payers, providers and pharmacies, including commercial insurance companies, third-party administrators, governmental payers, self-insured employers, hospitals, physician practices, dentists, laboratories, pharmacies, pharmacy benefit management companies and government agencies. During 2015, we delivered our solutions and operated our business in three reportable segments: (i) software and analytics, (ii) network solutions and (iii) technology-enabled services. The selected financial information for each segment is provided in Note 18 in the accompanying Notes to Consolidated Financial Statements contained in Part IV, Item 15, beginning on Page F-1 of this Annual Report.

• Software and Analytics: Through the software and analytics segment, our powerful platform allows us to provide payment and reimbursement optimization and decision support solutions for our customers. Our software and analytics offerings include revenue cycle technology, revenue optimization, payment integrity, electronic payment, risk adjustment, quality reporting, data and analytics and engagement solutions.

• Network Solutions: Through our network solutions segment, we leverage our Intelligent Healthcare Network, the single largest financial and administrative healthcare network in the United States, to optimize information exchange and workflows among healthcare system participants. Our network solutions offerings include financial and administrative information exchange solutions for medical, pharmacy and dental claims management and other standardized healthcare transactions, including clinical information exchange capabilities.

• Technology-Enabled Services: Through our technology-enabled services segment, we provide payment and communication, workflow, advisory and other administrative solutions to optimize payment and reimbursement processes. Our technology-enabled services offerings include payment and communication, eligibility and enrollment, healthcare consulting, payment automation and pharmacy benefits administration solutions.

Software and Analytics

•	Revenue Cycle Technology:

Our applications are delivered as software-as-a-service (“SaaS”), and provide complete end-to-end revenue cycle management (“RCM”) workflow for hospitals, physician offices, laboratories and other ancillary care providers. Our software applications allow providers to bill for services rendered, track claims, manage denials, discover and correct errors in real-time and manage payments received from payers and consumers. Our RCM solutions integrate with all major institutional electronic health record (“EHR”) systems and give customers the flexibility to optimize their processes.

•	Revenue Optimization:

Our revenue optimization solutions help ensure that providers are reimbursed rapidly and accurately from the right payer, per the applicable contract terms. Identification and management of denials and underpayments is a significant challenge for many providers. Our revenue optimization solutions include: (i) proprietary contract management software, which enables us to identify additional revenue previously overlooked by our clients; (ii) a solution that queries commercial and government payers such as Medicare, Medicaid and Tri-Care to identify valid insurance coverage for those accounts that would otherwise go uncollected; (iii) third-party liability analytics solutions, which manages the process of identifying, validating and verifying coordination of benefit opportunities; and (iv) coding and auditing solutions, which optimize and improve revenue cycle processes for hospitals, health systems and medical groups. We also offer outsourced support for appropriate coding practices and assistance with third-party reimbursement audits.

•	Payment Integrity:

Our payment integrity solutions help payers detect and prevent fraud, waste and abuse at every step of the reimbursement process. Our advanced analytics technology, investigation experience, fraud, waste and abuse detection and cost management solutions, along with a comprehensive portfolio of audit and recovery solutions, make us a leading integrated solution provider to address improper claim payments. Our solutions integrate within a payer’s existing claims workflow and provide multi-layered protection that offers both prospective and retrospective claims review, as well as in- and out-of-network claims management.

•	Electronic Payment:

Our electronic payment solutions support both business-to-business (“B2B”) and consumer-to-business (“C2B”) payments. We believe we are well positioned to further drive the healthcare industry’s adoption of automated, cost-saving payment processes through our comprehensive network of payers and providers.

Our B2B payment solutions offer payers and providers the ability to distribute and receive payments in the most efficient manner — via electronic funds transfer (“EFT”), direct payment, virtual card or checks. We also assist our customers in automating these processes by: (i) converting paper-based payer remittances and payments to electronic form, (ii) expanding their remittance and payment distribution network, (iii) simplifying administrative and financial processes associated with the distribution and settlement of funds and (iv) improving workflow automation for provider payment posting.

Our C2B payment solutions help providers and payers efficiently bill consumers and offer consumer-friendly options to make payments via credit card or eCheck, online portal, phone/interactive voice response system or mail.

•	Risk Adjustment:

Our risk adjustment solutions consist of applications that analyze patient data and quantify the inherent health risk across a population of covered members based on prior health history and other factors. We provide an end-to-end risk solution, including identifying gaps in acuity documentation, chart retrieval and coding for documentation of member acuity and providing workflow tools for assembling and analyzing data to prepare reports for regulatory bodies.

•	Quality Reporting:

Our quality reporting solutions are applications that report quality metrics for services provided to a health plan’s covered members. These quality measures are ultimately translated into Star Ratings (Centers for Medicare & Medicaid Services) or Healthcare Effectiveness Data and Information Sets (“HEDIS”) metrics. Star Ratings form the basis for payers to receive either bonuses or penalties based upon the quality of their respective health plan. HEDIS scores form an objective, third-party rating system upon which prospective purchasers can compare different health plans and are a component of the Star Ratings. Our solutions obtain information on healthcare claims through clinical chart abstraction and coding, data analytics to identify gaps in quality and providing workflow tools for reporting quality metrics to regulatory bodies.

•	Data and Analytics:

Our Intelligent Healthcare Network, workflow software and large ecosystem of channel partners combines the reach of a national network with the power of software analytics to deliver targeted and actionable insights to payers, providers, pharmacies and consumers within their normal workflow. The ongoing transformation of the healthcare industry requires all stakeholders to be better informed and make better decisions. Payers need to engage with their plan members in a personalized manner and help them navigate complex clinical and financial decisions. Providers must understand the needs of their patients and be more resourceful in demonstrating value to them. With consumers paying more out of pocket, the experience consumers have with payers and providers will increasingly impact their decisions as to with whom they develop long-term relationships. Our data and analytics solutions are able to use one of the largest and most timely sources of healthcare transactional data available, including 8.8 billion transactions, covering $1.7 trillion in claims in 2015. Payers leverage our data to identify and manage risk, stop fraud, waste and abuse and provide members with better decision-making tools around their healthcare choices. Healthcare systems can benefit from our data and analytics solutions by identifying revenue lost to non-health system providers and inefficient referral patterns that can result in lost revenue for providers.

•	Engagement:

Our cost and quality transparency and engagement solutions serve large employers and health plans to provide cost and quality transparency, decision support and educational tools to patients. These transparency solutions enable consumers to better understand and utilize their healthcare benefits, make informed purchasing decisions based on quality, cost and convenience and realize savings opportunities. The transformation of the healthcare industry is making it more consumer-oriented. However, most consumers still lack the tools they need to make informed decisions relating to their healthcare choices.

We also provide engagement solutions to health plans, including government-sponsored health plans, and risk-bearing providers that help address gaps in care by engaging with plan members to facilitate the scheduling of new and follow-up appointments with providers, provide automated communication programs and coordinate in-home clinical care visits. In addition, our solutions assist health plan members, primarily in Medicare Advantage, with the eligibility and enrollment process for community-based assistance programs and Medicaid dual-eligibility. These solutions leverage our proprietary analytics and algorithms to help payers identify members who may qualify for these programs from a larger population set, providing increased reimbursement for the health plan from regulatory agencies.

Network Solutions

•	Medical Network:

Our medical network reaches nearly all payers in the United States (approximately 1,200) and over 750,000 physicians. Additionally, approximately 480 of our payer customers have entered into management services agreements with us to utilize Change Healthcare as their sole source or primary gateway for routing electronic data interchange (“EDI”) transactions. Our medical network is interoperable with other networks and supports real-time, near real-time and batch transactions. Our medical network provides comprehensive support for healthcare financial and administrative transactions including eligibility, claims, electronic remittance advice, claim status, pre-authorization and medical attachments. Our medical network also integrates with our payments network, which allows payers and providers to reconcile out-of-pocket cash, EFT and credit card payments to settle bills and claims.

•	Pharmacy Network:

Our pharmacy network supports prescription routing, prescription refill requests, eligibility, medication history, formulary look-up and pharmacy claims to over 60,000 pharmacies. Our pharmacy network also sends patient- and drug-specific messages and alerts to pharmacies allowing them to better evaluate and address patient needs. In addition, our ability to connect to pharmacy benefit managers and payers allows us to meet the growing need for pharmacies to connect to medical payers as they implement and bill for new clinical services, such as flu shots and urgent care, that are covered as medical (not pharmacy) benefits.

•	Dental Network:

Our dental network reaches over 105,000 dentists, over 500 payers and over 125 dental EHRs and other channel partners. We provide eligibility, claims, electronic remittance advice and payment solutions to dental practices primarily through software channel partners.

•	Clinical Network:

Our clinical network connects to over 450 reference laboratories to deliver laboratory orders efficiently from physician EHRs to laboratories and return clinical results back to the EHR. This connectivity provides an efficient mechanism for EHRs and laboratories to connect with each other without the cost of expensive and redundant direct connections.

Technology-Enabled Services

•	Payment and Communication:

We provide payment and communication solutions for payers, providers, channel partners and other stakeholders in the healthcare system. We offer our payer clients explanation of benefits (“EOBs”), explanation of payments, checks, claims and correspondence. We offer our provider and channel partner clients patient statements and related correspondence. Because of the breadth and scale of our connectivity to both payers and providers, customers can realize significant print and operational cost savings through the use of our high-volume “co-operative” print and mail solutions to reduce postage and material costs.

•	Eligibility and Enrollment:

We provide technology-enabled eligibility and enrollment services to providers primarily for self-pay patients, in an inpatient hospital setting. Our provider solutions use a combination of technology and on-site consultants to educate patients about programs and payer sources, including Medicaid, disability and health insurance exchanges, that may help cover costs of their healthcare and help patients advocate for benefits, coverage solutions or financial assistance for which they may be eligible. By analyzing government assistance programs available to self-pay patients and facilitating patient use of applicable programs, Change Healthcare has been able to help hospitals significantly increase reimbursements and decrease written off payments.

•	Healthcare Consulting:

Our healthcare consulting solutions help healthcare clients analyze, develop and implement business and technology strategies that are designed to align with healthcare trends and overall business goals. Our consultants combine extensive healthcare industry knowledge with practical experience that can help solve many industry challenges such as revenue cycle management, compliance and auditing issues and updating disparate and out-of-date technology systems and antiquated processes. We assist clients with improving clinical documentation, optimizing billing management, assessing enterprise risk and internal controls, deploying healthcare information technology solutions quickly and cost-effectively and valuation support.

•	Payment Automation:

Through a blend of technology and services, we offer comprehensive payment automation solutions that facilitate, expedite and automate payment processing and posting activities. On behalf of our provider customers, we accept paper payments from both third-party payers and patients and convert them into automated workflows that are reconciled and posted. Our technology-based solutions allow providers to analyze remittance advice or payment data and reconcile it with the originally submitted claim to determine whether proper reimbursement has been received. These solutions also allow providers to identify underpayments, efficiently appeal denials and resubmit claims in a timely manner, provide insight into patterns of denials and enable the establishment of procedures that can reduce the number of inaccurate claims submitted in the future. Our payment posting solution automates the labor intensive, paper-based payment reconciliation and manual posting process, which we believe saves providers time and improves accuracy.

•	Pharmacy Benefits Administration:

Our Pharmacy Benefits Administration (“PBA”) solutions provide healthcare management and other administrative services for pharmacy payers and state Medicaid programs. Our clients have the option of a fully-outsourced PBA solution, a state-administered SaaS solution or select PBA services. Our solutions provide claims processing and other administrative services in real-time, according to client benefit plan designs and present a cost-effective alternative to an in-house pharmacy claims adjudication system. These offerings also allow payers to directly manage more of their pharmacy benefits and include pharmacy claims adjudication, network and payer administration, client call center service and support, reporting and rebate management, as well as implementation, training and account management.

Customers

We generally provide solutions to our payer, provider and pharmacy customers on a per transaction, per document, per communication, per member per month, per provider per month, monthly flat-fee, contingent fee or hourly basis. Our contracts with our payer, provider and pharmacy customers are generally one to three years in term and automatically renew for successive annual terms unless terminated.

•	Payers:

The payer market is comprised of more than 1,200 payers across four main payer types: Medicare/Medicaid, Blue Cross Blue Shield, fiscal intermediaries and private insurance companies. We are directly connected and provide services to virtually all payers offering electronic transaction connectivity services. For the year ended December 31, 2015, our top ten payer customers represented approximately 15% of our total revenue and no payer customer accounted for more than approximately 3.5% of our total revenue. We have entered into management services agreements with approximately 480 of our payer customers under which we provide comprehensive services for certain eligibility and benefits verification and/or claims management services. These comprehensive management services agreements generally have terms of three years and renew automatically for successive annual terms unless terminated.

•	Providers:

The provider market is comprised of hospitals, physician practices, dentists, skilled nursing facilities, home health agencies, senior care facilities, laboratories and other healthcare providers. We currently have contractual or submitter relationships, directly or through channel partners, with approximately 750,000 physicians, 5,000 hospitals, 105,000 dentists and 450 laboratories. For the year ended December 31, 2015, our top ten provider customers represented approximately 9% of our total revenue and no provider customer accounted for more than approximately 2% of our total revenue.

•	Pharmacies:

The pharmacy market is comprised of more than 60,000 chains and independent pharmacies, as well as prescription benefits solutions marketed directly to payers. We are connected to virtually all pharmacies utilizing electronic transaction connectivity services. For the year ended December 31, 2015, no pharmacy services customer accounted for more than approximately 1% of our total revenue.

Marketing and Sales

Marketing activities for our solutions include direct sales, targeted direct marketing, advertising, tradeshow exhibits and events, customer workshops, web-based marketing activities, e-newsletters and conference sponsorships. We have a dedicated sales force that supports each of the payer, provider and pharmacy markets. We also deliver certain of our solutions through over 600 channel partner relationships, which further extends the reach of our network. Our channel partners include physician and dental practice management system and electronic medical record vendors, hospital information system vendors, pharmacy system vendors and other vendors that provide software and services to providers and payers. We integrate our solutions into these channel partners’ software solutions for distribution to their provider customers.

Our Technology

Our technology platform is a hybrid cloud-based, user-centric, partner-friendly network and analytics platform that collects, synthesizes and analyzes our extensive set of real-time, near real-time and batch transactions for medical, pharmacy, dental, laboratory and other financial and administrative data to generate timely and relevant insights in an effort to enable our customers to achieve their financial and operational goals.

We believe that we benefit from decades of experience developing, implementing and optimizing interfaces which are embedded in the core workflows of healthcare stakeholders and are used by our customers to optimize their operations and services end-to-end. We have extensive expertise working with constantly evolving customer interfaces, which often include diverse legacy applications and technologies.

We believe the timeliness, depth and breadth of our data allows us to generate one of the broadest sets of analytics in the healthcare industry, supporting applications and services for consumer engagement, eligibility and enrollment, payment integrity, revenue cycle management, revenue optimization, risk adjustment, quality measurement and payments. We store vast data sets in scalable, secure and accessible transaction data stores in the cloud with industry-leading data warehousing capabilities. This data feeds our analytics engine for data product and analytics creation. The analytics data environments enable online analytics processing with data persisted in a scalable, open standards-based infrastructure, incorporating performance with high availability.

Our technology architecture is based on open source standards and leverages agility and cost-effectiveness to provide scalability and reliability. Our technology platform is implemented with a comprehensive set of enterprise standards and governing principles resulting in a consistent architecture for client-side user interfaces, middleware, database and storage, which provide advanced orchestration, interoperability and process control. Our platform is deployed over hybrid public and private cloud infrastructures, including two secure, interconnected, environmentally controlled data centers, one in Nashville, Tennessee and one in Memphis, Tennessee, each with emergency power generation capabilities. Our technology platform is architected and developed to help the healthcare industry improve the technology gap that exists today and be responsive to our customers’ and partners’ future needs relating to capabilities, performance and scalability.

Our Industry

We are a leader in the healthcare information technology sector, addressing healthcare constituents across the continuum of care. This sector is large and growing with nearly $50 billion spent across the provider and payer sectors on information technology software and related solutions in 2015. We believe that our products and services provide tools and solutions that enhance revenue, reduce costs and simplify healthcare for patients, providers and payers. The sector is expected to continue to grow rapidly over the next several years driven in part by the evolution in new healthcare focused technologies, but also due to underlying industry trends that are affecting the healthcare sector as a whole.

Recent Industry Trends and Developments

•	Ongoing Rise in Healthcare Costs:

Healthcare spending in the U.S. is a significant component of the economy, representing approximately $3.1 trillion in 2015, or 18% of GDP, and is expected to grow to $5.4 trillion, or approximately 19.6% of GDP, in 2024. As of June 2012, it was estimated that the cost of healthcare administration in the U.S. is approximately $360 billion per year, or 14% of total healthcare expenditures, and approximately one half of these costs were spent by payers and providers on billing and insurance-related activities. Over the past several years, healthcare spending has decelerated, but it is unclear to what degree that slowdown will continue in the future, and in any case policy makers, employers and individuals remain concerned about the implications of rising costs. We believe that the growing need to slow the increase in healthcare expenditures, expanded financial pressures on payers and providers and public policy initiatives to reduce healthcare administrative inefficiencies should accelerate demand for solutions that simplify and improve value in the business of healthcare.

•	Reductions in Government Healthcare Spending:

In recent years, legislative and regulatory changes have limited, and in some cases reduced, the levels of payment that our customers receive for various services under the Medicare, Medicaid and other federal healthcare programs. In some cases, commercial payers base their payment rates on Medicare policy, and therefore, adjustments that negatively impact Medicare payments also may negatively impact payments received by healthcare providers from other payers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“ACA”), provides for significant federal healthcare program spending reductions through 2019, including reductions in Medicare payments to most healthcare providers and Medicare Advantage plans. In addition to reductions required by ACA, the Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. The reductions have been extended through 2024. Under the BCA, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. The Medicaid program, however, is not included in the reductions. The President and Congress continue to consider deficit reduction measures and other changes to government healthcare programs that could adversely affect our customers and, as a result, our Company.

•	Fraud, Waste and Abuse:

The focus by commercial and government payers on better managing costs has driven increased attention to the significant amount of healthcare costs attributable to fraud, waste and abuse each year, which based on industry estimates are between $70 billion and $272 billion each year. Government agencies have implemented programs, such as the Medicare RAC (Recovery Audit Contractor) program, while other payers have looked to outsource portions of their claims review process in an effort to reduce these costs. This cost, however, is not limited to payers. The federal False Claims Act (“FCA”) and state false claims laws have shifted the burden to providers. The applications of these laws are broad and carry significant civil and criminal penalties. We believe our historical claims data, combined with our healthcare payment integrity services, position us to benefit from government proposals to promote cost effective healthcare and reduce fraud, waste and abuse, as well as from our customers’ initiatives designed to promote the detection and prevention of improper or fraudulent healthcare payments.

•	Shift to Value-Based Healthcare:

The traditional fee-for-service reimbursement model in healthcare has played a major role in elevating both the level and growth rate of healthcare spending. In response, both the public and private sectors are shifting away from the historical fee-for-service models toward value-based, capitated payment models that are designed to incentivize value and quality at the patient level. The Department of Health and Human Services (“HHS”) has set quality and value targets for certain Medicare alternative payment models, including Accountable Care Organizations (“ACOs”) and bundled payment arrangements, with 50% of payments tied to such value targets by the end of 2018. Private payers are also shifting their focus with certain payers to mirror or exceed HHS’ targets for 2018. These payment models require a high level of documentation and systems that quickly adapt to new rules and goals in order to comply with value-based healthcare targets. Many payers and providers lack the administrative processes to manage these changes, and are increasingly partnering with third parties, such as us, to streamline administrative and financial tasks.

•	Growth in High-Deductible Health Plans (“HDHP”) and Out-of-Pockets Costs:

Faced with significant increases in out-of-pocket costs, patients are increasingly focused on healthcare costs and seeking high value (high quality-low price) providers. The increased adoption of HDHP, which has grown 14.5% annually since 2010 to be utilized by 19.7 million people as of 2015, is also shifting many employer and payer costs to the patient. As a result, patients are progressively becoming more interested in the costs tied to their care. These new “cost-conscience” patients are demanding tools and solutions that provide price transparency and decision support, while also simplifying the payment process.

•	Increasing Complexity:

We believe that the increasing complexity of healthcare promotes the outsourcing of administrative functions. For example, government payers continue to introduce more complex rules to align payments with the appropriate care provided, including the expansion of Medicare diagnosis-related group codes and the implementation of post-payment review programs, which have increased administrative burdens on providers by requiring more detailed classification of patients and care provided in order to receive and retain associated Medicare and Medicaid reimbursement. Because of such increased government requirements and the continued proliferation of private-payer benefit plan design changes, providers face increasingly complex and frequently changing reimbursement mechanisms involving multiple parties and greater administrative burdens. Many payers and providers are not equipped to handle this increased complexity and the associated administrative challenges and rely on inefficient and labor intensive processes. As a result, payers and providers continue to seek solutions that automate and simplify administrative and financial processes.

•	Significant Digitization of Healthcare Information:

The proliferation of EHR and other healthcare digitization systems have created unprecedented amounts of healthcare data. These large amounts of data, however, are contained within various pools of unstandardized data. The data is generally difficult to convert to meaningful insights for payers, providers and patients on a real-time or near real-time basis. This backdrop has created demand for tools and solutions that standardize the transfer and collection of this data and mine and analyze the data for actionable solutions, and for services that empower providers and payers to change patient behavior. As the amount of data in healthcare continues to grow, our integrated platform and solutions can help connect the various market constituents and provide software and analytics for payers, providers and pharmacies to better understand the relative quality and cost of healthcare across the U.S.

Payer and Provider Landscape

Healthcare is generally provided through a fragmented industry of payers and providers that have, in many cases, historically underinvested in administrative and clinical information systems. Based on industry reports, within the universe of providers, we estimate that there are currently over 5,700 hospitals and over 589,000 office-based doctors, of which approximately 73% are in small physician practices consisting of five or fewer physicians and have fewer resources to devote to administrative and financial matters compared to larger practices. In addition, providers may maintain relationships with 50 or more individual payers, many of which have customized claim requirements and reimbursement procedures.

• Increasing Administrative Burden: The administrative portion of healthcare costs for providers is expected to continue to expand due in part to the increasing complexity in the reimbursement process and the greater administrative burdens being placed on providers for reporting and documentation relating to the care they provide. These complexities and other factors are compounded by the fact that many providers lack the technological infrastructure and human resources to bill, collect and obtain full reimbursement for their services, and instead rely on inefficient, labor-intensive processes to perform these functions. These manual and paper-based processes are more prone to human error and administrative inefficiencies, often resulting in increased costs and uncompensated care. As a result, providers are expected to continue to seek solutions that automate and simplify the administrative and clinical processes of healthcare.

• Increasing Complexity: Administrative burdens on providers also are being impacted by the introduction of increasingly complex rules by government payers to align payments with the appropriate care provided, including the expansion of Medicare diagnosis-related group codes in the shift to ICD-10 and pre- and post-payment review programs. These additional governmental requirements have increased administrative burdens on providers by requiring more detailed classification of patients and care provided in order to receive and retain associated Medicare and Medicaid reimbursement. Further, because we believe there is an increasing number of drug prescriptions authorized by providers and an industry-wide shortage of pharmacists, pharmacists must increasingly be able to efficiently process transactions in order to maximize their productivity and better control prescription drug costs.

• Increasing Patient Financial Responsibility: Increases in patient financial responsibility for healthcare expenses have put additional pressure on providers to collect payments from the patient at the point of care since more than half of every one percent increase in patient self-pay becomes bad debt. Several market trends have contributed to this growing bad debt problem, including the shift towards HDHPs and consumer-oriented plans (which grew to 19.7 million people as of 2015, up from 6.1 million in January 2008), higher deductibles and co-payments for privately insured individuals and the continued ranks of the uninsured. Although the number of uninsured is decreasing in part due to the ACA, 35 million remained uninsured in 2015, according to Congressional Budget Office estimates released in March 2015.

• Increasing Regulatory Environment: The healthcare industry is highly regulated and subject to frequently changing complex regulatory and other requirements. For example, the ACA significantly affects the healthcare regulatory environment by changing how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced federal healthcare program spending, increased efforts to link federal healthcare program payments to quality and efficiency and insurance market reforms. States may choose not to implement the ACA Medicaid expansion and the number of states that will ultimately participate and under what terms is not clear. The full impact of the ACA is difficult to predict due to uncertainty regarding how many states will ultimately implement the Medicaid expansion, as well as the law’s complexity, lack of implementing regulations for all of the law’s provisions, limited interpretive guidance, remaining or new court challenges, implementation issues and the possibility of further delays, amendment or repeal.

• Need for Increased Administrative Efficiency: Payers also are continually exploring new ways to increase administrative efficiencies to drive greater profitability and mitigate the impact of decelerating premium increases, increased governmental requirements and mandated payment reductions in programs such as Medicare Advantage. Payment for healthcare services generally occurs through complex and frequently changing reimbursement mechanisms involving multiple parties. The proliferation of private-payer benefit plan designs and government mandates, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) format and data content standards and value-based capitated payment models, continue to increase the complexity of the reimbursement process. For example, preferred provider organizations, health maintenance organizations, point of service plans and HDHPs now cover virtually all of employer-sponsored health insurance beneficiaries and are more complex than traditional indemnity plans. Despite significant consolidation among private payers in recent years, financial and administrative systems often have not been sufficiently integrated, resulting in persistently high costs associated with administering these plans.

The Revenue and Payment Cycle

The healthcare revenue and payment cycle consists of all the processes and efforts that providers undertake to ensure they are properly compensated by payers and patients for the medical services rendered to patients. For payers, the payment cycle includes all the processes necessary to facilitate provider compensation and use of medical services by patients. These processes begin with the collection of relevant eligibility, financial and demographic information about the patient and co-pay amounts before care is provided and end with the collection of payment from payers and patients. Providers are required to send invoices, or claims, to a large number of different payers, including government agencies, managed care companies and the patients in order to be reimbursed for the care they provide.

Major steps in this process include:

•	Pre-Care/Medical Treatment: The provider verifies insurance benefits available to the patient, ensures treatment will adhere to medical necessity guidelines and confirms patient personal financial and demographic information. For certain uninsured or underinsured populations, providers also may assist patients with enrollment in government, charity and community benefit programs for which they may be eligible. Furthermore, in order to receive reimbursement for the care they provide, providers are often required by payers to obtain pre-authorizations before patient procedures or in advance of referring patients to specialists for care. Co-pay and other self-pay amounts are also collected. The provider then treats the patient and documents procedures conducted and resources used.

•	Claims Management/Adjudication: The provider prepares and submits paper or electronic claims to a payer for services rendered directly or through a clearinghouse. Before submission, claims are validated for payer- specific rules and corrected as necessary. The payer verifies accuracy, completeness and appropriateness of the claim and calculates payment based on the patient’s health plan design, out of pocket payments relative to established deductibles and the existing contract between the payer and provider.

•	Payment Distribution: The payer sends a payment and a payment explanation (i.e., remittance advice) to the provider and sends an EOB to the patient.

•	Payment Posting/Denial Management: The provider posts payments internally, reconciles payments with accounts receivable and submits any claims to secondary insurers if secondary coverage exists. The provider is responsible for evaluating denial/underpayment of a claim and re-submitting it to the payer if appropriate.

•	Patient Billing and Payment: The provider sends a bill to the patient for any remaining balance and posts payments received.

The rapid growth in healthcare spending combined with the impact of regulations has increased the complexity of healthcare payments. Unlike payments in many other industries, a majority of healthcare payments still involve paper. There are several reasons why adoption of electronic payments in healthcare has trailed other industries. Healthcare payments from payers are reimbursements against a claim, not payment of an invoice. The amount of the reimbursement payment is determined by the adjudication of the claim against a contract or government guidelines, which usually results in a smaller payment than the claim amount. This payment process often takes an extended period of time, which typically results in high levels of bad debt in patient collections. In addition, many payers and providers have not developed the capabilities to engage effectively with and collect payments from an increasingly important payer in healthcare — the consumer. Until recently, most health insurance coverage was negotiated between payers and employers, and most provider payments were from payers with only a modest component coming from consumers. With the rapid growth in consumer-driven health plans, providers now have to develop new capabilities to bill and collect from consumers for out-of-pocket payments.

Regulatory Landscape

Substantially all of our business is directly or indirectly related to the healthcare industry and is affected by changes in the healthcare industry, including regulatory changes and fluctuations in healthcare spending. The healthcare industry is highly regulated at the federal and state levels and subject to changing political, legislative, regulatory and other influences. Although many regulatory and governmental requirements do not directly apply to our operations, these requirements affect the business of our payer, provider and pharmacy customers and the demand for our solutions. We also may be impacted by non-healthcare laws, requirements and industry standards that can affect our solutions. For example, laws, regulations and industry standards regulating the banking and financial services industry may impact our operations as a result of the electronic payment and remittance services we offer directly or through third party vendors. For a discussion of the risks and uncertainties affecting our business related to compliance with federal, state and other laws and regulations and other requirements, see, “Risk Factors” in this Annual Report.

Competition

We compete on the basis of the size and reach of our network, our ability to offer a single-vendor solution, the breadth and functionality of the solutions we offer and our pricing models. While we do not believe any single competitor offers a similarly expansive suite of solutions, our solutions compete with:

•	Healthcare transaction processing companies, including those providing EDI and/or internet based services and those providing services through other means, such as paper and fax;

•	Healthcare information system vendors that support providers and payers and their revenue and payment cycle management and clinical information exchange processes, including physician and dental practice management, hospital information and electronic medical record system vendors;

•	Large information technology and healthcare consulting service providers;

•	Health insurance companies, pharmacy benefit management companies, hospital management companies and pharmacies that provide or are developing electronic transaction and payment distribution services for use by providers and/or by their members and customers;

•	Healthcare payment and communication solutions providers, including financial institutions and payment processors that have invested in healthcare data management assets, and print and mail vendors;

•	Eligibility and enrollment services companies;

•	Payment integrity companies;

•	Engagement and transparency companies; and

•	Providers of healthcare risk adjustment, quality reporting and other data and analytics solutions.

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

Our Intellectual Property

We rely upon a combination of trade secrets, copyright and trademark laws, patents, license agreements, confidentiality procedures, nondisclosure agreements and technical measures to protect the intellectual property used in our business. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers. We also seek to control access to and distribution of our technology, documentation and other proprietary information.

We use numerous trademarks, trade names and service marks for our solutions. We also rely on a variety of intellectual property rights that we license from third parties. Although we believe that alternative technologies are generally available to replace such licensed intellectual property, these third-party technologies may not continue to be available to us on commercially reasonable terms.

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

Our Employees

As of March 1, 2016, we had approximately 7,000 employees, of which approximately 2,000 are seasonal. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

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

The markets for our various solutions are intensely competitive, continually evolving and, in some cases, subject to rapid technological change. We face competition from many healthcare information systems companies and other technology companies within segments of the healthcare information technology and services markets. We also compete with certain of our customers that provide internally some of the same solutions that we offer. Our key competitors include: (i) healthcare transaction processing companies, including those providing EDI, and/or internet-based services and those providing services through other means, such as paper and fax; (ii) healthcare information system vendors that support providers and payers and their revenue and payment cycle management and clinical information exchange processes, including physician and dental practice management, hospital information and electronic medical record system vendors; (iii) large information technology and healthcare consulting service providers; (iv) health insurance companies, pharmacy benefit management companies, hospital management companies and pharmacies that provide or are developing electronic transaction and payment distribution services for use by providers and/or by their members and customers; (v) healthcare payments and communication solutions providers, including financial institutions and payment processors that have invested in healthcare data management assets, and print and mail vendors; (vi) eligibility and enrollment services companies; (vii) payment integrity companies; (viii) engagement and transparency companies; and (ix) providers of healthcare risk adjustment, quality and other data and analytics solutions. In addition, major software, hardware, information systems and business process outsourcing companies, both with and without healthcare companies as their partners, offer or have announced their intention to offer products or services that are competitive with solutions that we offer.

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

Some of our customers compete with us and some, instead of using a third-party provider, perform internally some of the same services that we offer.

Some of our existing customers compete with us or may plan to do so or belong to alliances that compete with us or plan to do so, either with respect to the same solutions we provide to them or with respect to some of our other lines of business. For example, some of our payer customers currently offer—through affiliated clearinghouses, web portals and other means—electronic data transmission services to providers that allow the provider to bypass third-party EDI service providers such as us, and additional payers may do so in the future. The ability of payers to replicate our solutions may adversely affect the terms and conditions we are able to negotiate in our agreements with them and our transaction volume with them, which directly relates to our revenues. We may not be able to maintain our existing relationships for connectivity services with payers or develop new relationships on satisfactory terms, if at all. In addition, some of our solutions allow payers and providers to outsource business processes that they have been or could be performing internally and, in order for us to be able to compete, use of our solutions must be more efficient for them than use of internal resources.

If we are unable to retain our existing customers, our business, financial condition and results of operations could suffer.

Our success depends substantially upon the retention of our customers, particularly due to our recurring revenue model. We may not be able to retain some of our existing customers if we are unable to continue to provide solutions that our payer customers believe enable them to achieve improved efficiencies and cost-effectiveness, and that our provider and pharmacy customers believe allow them to more effectively manage their revenue cycle, increase reimbursement rates and improve cash flows. We also may not be able to retain customers if our electronic and/or paper-based solutions contain errors or otherwise fail to perform properly, if our pricing structure is no longer competitive or upon expiration of our contracts. Historically, we have enjoyed high customer retention rates; however, we may not be able to maintain high retention rates in the future. Our recurring revenues depend in part upon maintaining this high customer retention rate, and if we are unable to maintain our historically high customer retention rate, our business, financial condition and results of operations could be adversely impacted.

If we are unable to connect to a large number of payers and providers, our solutions would be limited and less desirable to our customers.

Our business largely depends upon our ability to connect electronically to a substantial number of payers, such as insurance companies, Medicare and Medicaid agencies and pharmacy benefit managers, and providers, such as hospitals, physicians, dentists, laboratories and pharmacies. The attractiveness of some of the solutions we offer to providers, such as our claims management and submission services, depends in part on our ability to connect to a large number of payers, which allows us to streamline and simplify workflows for providers. These connections may be made either directly or through a clearinghouse. We may not be able to maintain our links with a large number of payers on terms satisfactory to us and we may not be able to develop new connections, either directly or through other clearinghouses, on satisfactory terms. The failure to maintain these connections could cause our solutions to be less attractive to our provider customers. In addition, our payer customers view our connections to a large number of providers as essential in allowing them to receive a high volume of transactions and realize the resulting cost efficiencies through the use of our solutions. Our failure to maintain existing connections with payers, providers and other clearinghouses or to develop new connections as circumstances warrant, or an increase in the utilization of direct links between payers and providers, could cause our electronic transaction processing systems to be less desirable to healthcare constituents, which would reduce the number of transactions that we process and for which we are paid, resulting in a decrease in revenues and an adverse effect on our financial condition and results of operations.

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

As electronic transaction processing further penetrates the healthcare market or becomes highly standardized, competition among electronic transaction processors is increasingly focused on pricing. This competition has placed pressure, and could place further pressure, on us to reduce our prices in order to retain market share. If we are unable to reduce our costs sufficiently to offset declines in our prices, or if we are unable to introduce new innovative offerings with higher margins, our results of operations could decline.

In addition, many healthcare industry constituents are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks, such as hospitals, and payer organizations, such as private insurance companies, consolidate, competition to provide the types of solutions we provide may become more intense and the importance of establishing and maintaining relationships with key healthcare industry constituents could become more significant. These healthcare industry constituents have tried in the past, and may try in the future, to use their market power to negotiate price reductions for our solutions. If we are forced to reduce prices, our margins will decrease and our results of operations will decline, unless we are able to achieve corresponding reductions in expenses.

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

Our future financial results will depend in part on whether our new or updated solutions receive sufficient customer acceptance. These solutions include, without limitation:

•	electronic billing, payment and remittance services for payers, providers and patients that complement our existing payment and communication services;

•	electronic prescriptions from healthcare providers to pharmacies and pharmacy benefit managers;

•	our other pre- and post-adjudication services for payers and providers;

•	payment integrity and fraud, waste and abuse services for payers, providers and patients;

•	eligibility and enrollment services for payers and providers;

•	accounts receivable management, denial management, appeals and collection improvement services for providers;

•	healthcare and information technology consulting services for payers and providers;

•	decision support, clinical information exchange or other business intelligence and data analytics solutions;

•	consumer engagement and transparency services; and

•	healthcare risk adjustment and quality solutions.

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

There are increased risks of performance problems during times when we are making significant changes to our solutions or to systems we use to provide services. In addition, implementation of our solutions and cost savings initiatives may cost more than anticipated, may not provide the benefits expected, may take longer than anticipated or may increase the risk of performance problems.

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

Our data and operation centers are essential to our business. Our operations depend on our ability to maintain and protect our computer systems, many of which are located in our primary data centers that we operate in Memphis and Nashville, Tennessee. We have consolidated several satellite data centers and plan to continue such consolidation. Our business and results of operations are also highly dependent on our payment and communication operations, which are primarily conducted in Bridgeton, Missouri and Toledo, Ohio. We conduct business continuity planning and maintain insurance against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment; however, the situations we plan for and the amount of insurance coverage may not be adequate in any particular case. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of our solutions, which could impair or prohibit our ability to provide our solutions, reduce the attractiveness of our solutions to our customers and adversely impact our financial condition and results of operations.

We also rely on a limited number of suppliers and contractors to provide us with a variety of solutions, including cloud-based data hosting, telecommunications and data processing services necessary for our transaction services and processing functions and software developers for the development and maintenance of certain software products we use to provide our solutions. If these suppliers do not fulfill their contractual obligations or choose to discontinue their products or services, our business and operations could be disrupted, our brand and reputation could be harmed and our financial condition and operating results could be adversely affected.

If the security measures protecting our information technology systems are breached or fail, we could be subject to liability, and customers may curtail or stop using our solutions.

Our business relies to a significant degree upon the secure electronic transmission, use and storage of sensitive information, including personal health information, financial information and other confidential data. Despite the implementation of security measures, our infrastructure, data centers and systems that we interface with, including the internet and related systems and our vendors, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks, terrorist attacks or other attacks by third parties or similar disruptive problems. We cannot predict whether our security measures will be adequate to prevent all possible security threats. Any of these events, including the unauthorized access, misappropriation, disclosure or loss of sensitive information, including financial or personal health information, or a significant disruption of our network, could adversely affect our ability to provide our solutions and fulfill contractual demands, could require us to devote significant financial and other resources to mitigate such problems and could increase our future security costs, including through organizational changes, deploying additional personnel and protection technologies, further training of employees and engaging third party experts and consultants. Moreover, unauthorized access, use or disclosure of certain confidential information in our possession could result in civil or criminal liability or regulatory action, including potential fines and penalties, as well as costs relating to required notifications, credit monitoring services and other necessary expenses. In addition, any actual or perceived breach of our security measures may cause existing customers to terminate their relationship with us or deter customers from using or purchasing our solutions in the future. The occurrence of any of these events could disrupt our business and operations or harm our brand and reputation, either of which could adversely affect our financial condition and operating results.

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

We must meet our customers’ service level expectations and our contractual obligations with respect to our solutions. Failure to do so could subject us to liability, as well as cause us to lose customers. In some cases, we rely upon third-party contractors to assist us in providing our solutions. Our ability to meet our contractual obligations and customer expectations may be impacted by the performance of our third-party contractors and their ability to comply with applicable laws and regulations. For example, our electronic payment and remittance solutions depend in part on the ability of our vendors to comply with applicable banking, financial service and payment card industry requirements and their failure to do so could cause an interruption in the solutions we provide or require us to seek alternative solutions or relationships.

Errors in the software and systems we use to provide services to customers also could cause serious problems for our customers. In addition, because of the large amount of data we collect and manage, it is possible that hardware failures and errors in our systems would result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers could regard as significant. For example, errors in our transaction processing systems could result in payers paying the wrong amount, making payments to the wrong payee or delaying payments. Since some of our solutions relate to laboratory ordering and reporting and electronic prescriptions, an error in our systems also could result in injury to a patient. If problems like these occur, our customers may seek compensation from us or may seek to terminate their agreements with us, withhold payments due to us, seek refunds from us of part or all of the fees charged under our agreements, request a loan or advancement of funds or initiate litigation or other dispute resolution procedures. In addition, we may be subject to claims against us by others affected by any such problems.

Our activities and the activities of our third party contractors involve the storage, use and transmission of financial and personal health information. Accordingly, security breaches of our or their computer systems or at our operation centers could expose us to a risk of loss or litigation, government enforcement actions and contractual liabilities. We cannot be certain that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements. Any security breaches also could impact our ability to provide our solutions, as well as impact the confidence of our customers in our solutions, either of which could have an adverse effect on our business, financial condition and results of operations.

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

Almost all of our revenue is either derived from the healthcare industry or could be affected by changes in healthcare spending. The healthcare industry is highly regulated and subject to changing political, legislative, regulatory and other influences. For example, the ACA changes how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced Medicare program spending and insurance market reforms. ACA seeks to increase health insurance coverage through the expansion of Medicaid (of which states may opt out), establishment of health insurance exchanges to facilitate the purchase of health insurance by individuals and small employers, imposing penalties on individuals who do not obtain health insurance and imposing fines on employers with 50 or more full-time employees that do not offer employees health insurance. ACA insurance market reforms include increased dependent coverage, prohibitions on excluding individuals based on pre-existing conditions and mandated minimum medical loss ratios for health plans. In addition, ACA provides for significant new taxes, including an industry user tax paid by health insurance companies, as well as an excise tax on health insurers and employers offering high cost health coverage plans. ACA also imposes significant Medicare Advantage funding cuts and material reductions to Medicare and Medicaid program spending. ACA further provides for additional resources to combat healthcare fraud, waste and abuse and also requires the HHS to adopt additional standards for electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

While many of the provisions of ACA are not directly applicable to us, ACA affects the businesses of our payer, provider and pharmacy customers and the Medicaid programs of the states with which we have contracts. The provisions of ACA that are designed to expand health coverage potentially could result in an overall increase in transactions for our business and demand for our solutions; however, our customers may attempt to reduce spending to offset the increased costs associated with meeting the various ACA insurance market reforms. Likewise, as the Medicare payment reductions and other reimbursement changes impact our customers, our customers may attempt to seek price concessions from us or reduce their use of our solutions. Thus, ACA may result in a reduction of expenditures by customers or potential customers in the healthcare industry, which could have an adverse effect on our business, financial condition and results of operations. Further, we may experience increased costs from responding to new standardized transaction and implementation rules and our customers’ needs. The full impact of ACA, including its impact on our government eligibility and enrollment services offerings, is difficult to predict due to uncertainty regarding how many states will ultimately implement the Medicaid expansion, as well as the law’s complexity, lack of implementing regulations for all of the law’s provisions or limited interpretive guidance, remaining or new court challenges, implementation issues and the possibility of further delays, amendments or repeal.

Moreover, there are currently numerous federal, state and private initiatives and studies seeking ways to increase the use of information technology in healthcare as a means of improving care and reducing costs. For example, the American Recovery and Reinvestment Act of 2009 (“ARRA”) included federal subsidies that began in 2011 for eligible hospitals and eligible professionals that adopt and meaningfully use certified EHR technology, and through December 2015 approximately $32 billion in payments have been distributed. These initiatives may result in additional or costly legal or regulatory requirements that are applicable to us and our customers, may encourage more companies to enter our markets, may provide advantages to our competitors and may result in the development of technology solutions that compete with ours. Any such initiatives also may result in a reduction of expenditures by customers or potential customers in the healthcare industry, which could have an adverse effect on our business.

In addition, other general reductions in expenditures by healthcare industry constituents could result from, among other things:

•	government regulation or private initiatives that affect the manner in which providers interact with patients, payers or other healthcare industry constituents, including changes in pricing or means of delivery of healthcare solutions;

•	reductions in governmental funding for healthcare, in addition to reductions required by ACA, such as reductions resulting from the BCA, which requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs, and laws that extend these cuts through federal fiscal year 2025; and

•	adverse changes in business or economic conditions affecting payers, providers, pharmaceutical companies, medical device manufacturers or other healthcare industry constituents.

Even if general expenditures by healthcare industry constituents remain the same or increase, other developments in the healthcare industry may result in reduced spending on information technology and services or in some or all of the specific markets we serve or are planning to serve. In addition, our customers’ expectations regarding pending or potential healthcare industry developments also may affect their budgeting processes and spending plans with respect to the types of solutions we provide. For example, use of our solutions could be affected by:

•	changes in the billing patterns of providers;

•	changes in the design of health insurance plans;

•	changes in the contracting methods payers use in their relationships with providers;

•	decreases in marketing expenditures by pharmaceutical companies or medical device manufacturers, as a result of governmental regulation or private initiatives that discourage or prohibit promotional activities by pharmaceutical or medical device companies; and

•	implementation of government programs that streamline and standardize eligibility enrollment processes that could result in decreased pricing or demand for our eligibility and enrollment solutions.

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

Government regulation, industry standards and other requirements create risks and challenges with respect to our compliance efforts and our business strategies.

The healthcare industry is highly regulated and subject to frequently changing regulatory and other requirements. Many healthcare laws and regulations are complex, and their application to specific services and relationships may not be clear. Because our customers are subject to various requirements, we may be impacted as a result of our contractual obligations even when we are not directly subject to such requirements. For many of these requirements, there is little history of regulatory or judicial interpretation upon which to rely. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information solutions that we provide, and these laws and regulations may be applied to our solutions in ways that we do not anticipate. ACA and other federal and state efforts to reform or revise aspects of the healthcare industry or to revise or create additional statutory and regulatory requirements could impact our operations, the use of our solutions and our ability to market new solutions, or could create unexpected liabilities for us. We also may be impacted by non-healthcare laws, industry standards and other requirements as a result of some of our solutions. For example, laws, regulations and industry standards regulating the banking and financial services industry may impact our operations as a result of the payment and remittance services we offer directly or through third-party vendors. Additionally, laws and regulations governing how we communicate with our customer’s patients, such as the Telephone Consumer Protection Act (“TCPA”), place certain restrictions on companies that place telephone calls to consumers and may impact our operations.

We are unable to predict what changes to laws, regulations and other requirements might be made in the future or how those changes could affect our business or the costs of compliance.

We have attempted to structure our operations to comply with legal and other requirements applicable to us directly and to our customers and third-party contractors, but there can be no assurance that our operations will not be challenged or impacted by enforcement initiatives. We have been and may in the future become involved in routine, regular and special governmental investigations, audits, reviews and assessments. Certain of our businesses have been reviewed or are currently under review, including for compliance with coding and other requirements under the Medicare risk-adjustment model. Any determination by a court or agency that our solutions violate, or cause our customers to violate, applicable laws, regulations or other requirements could subject us or our customers to civil or criminal penalties. Such a determination also could require us to change or terminate portions of our business, disqualify us from serving customers who are or do business with government entities or cause us to refund some or all of our service fees or otherwise compensate our customers. In addition, failure to satisfy laws, regulations or other requirements could adversely affect demand for our solutions and could force us to expend significant capital, research and development and other resources to address the failure. Even an unsuccessful challenge by regulatory and other authorities or private whistleblowers could be expensive and time consuming, could result in loss of business, exposure to adverse publicity and injury to our reputation and could adversely affect our ability to retain and attract customers. Laws, regulations and other requirements impacting our operations include the following:

•	HIPAA Privacy and Security Requirements. There are numerous federal and state laws and regulations related to the privacy and security of personal health information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. We are directly subject to certain provisions of the regulations as a “Business Associate” through our relationships with customers. We are also directly subject to the HIPAA privacy and security regulations as a “Covered Entity” with respect to our operations as a healthcare clearinghouse and with respect to our clinical care visit services.

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

If we are unable to properly protect the privacy and security of protected health information entrusted to us, we could be found to have breached our contracts with our customers. Further, if we fail to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS is required to perform compliance audits and has announced its intent to perform audits in 2016. In addition to enforcement by HHS, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. HHS has the discretion to impose penalties without being required to attempt to resolve violations through informal means, such as implementing a corrective action plan. Although we have implemented and maintain policies and processes to assist us in complying with these regulations and our contractual obligations, we cannot provide assurance regarding how these standards will be interpreted, enforced or applied to our operations.

•	Other Privacy and Security Requirements. In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of personal health information and healthcare provider information. Some states also are considering new laws and regulations that further protect the confidentiality, privacy and security of personal records or other types of medical information. In many cases, these state laws are not preempted by the HIPAA privacy standards and may be subject to interpretation by various courts and other governmental authorities. Further, the United States Congress and a number of states have considered prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the United States.

•	Data Protection and Breaches. In recent years, there have been a number of well-publicized data breaches involving the improper dissemination of personal information of individuals both within and outside of the healthcare industry. Most states require holders of personal information to maintain safeguards and take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals. In many cases, these laws are limited to electronic data, but states are increasingly enacting or considering stricter and broader requirements. Under HIPAA, Covered Entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay but not to exceed 60 days following discovery of the breach by a Covered Entity or its agents. Notification also must be made to HHS and, in certain circumstances involving large breaches, to the media. Business Associates must report breaches of unsecured protected health information to Covered Entities within 60 days of discovery of the breach by the Business Associate or its agents. A non-permitted use or disclosure is presumed to be a breach unless the Covered Entity or Business Associate establishes that there is a low probability the protected health information has been compromised.

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

•	HIPAA Transaction and Identifier Standards. HIPAA and its implementing regulations mandate format and data content standards and provider identifier standards (known as the National Provider Identifier) that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. As required by ACA, HHS has established standards that health plans must use for electronic fund transfers with providers, has established operating rules for certain transactions and is in the process of establishing operating rules to promote uniformity in the implementation of the remaining types of covered transactions. ACA also requires HHS to establish standards for health claims attachment transactions. Further, HHS adopted updated standard code sets for diagnoses and procedures known as the ICD-10 code sets. The use of the ICD-10 code sets became required on October 1, 2015.

HHS has established a unique health plan identifier for health plans and that Covered Entities must use to identify health plans in standardized transactions beginning on November 7, 2016. HHS also has established an “other entity identifier” that entities involved in healthcare transactions that are not health plans, providers or individuals may opt to obtain and use.

Although our systems are capable of transmitting transactions that comply with requirements currently in effect, we will be required to modify our systems to accommodate new requirements. We have been modifying and will continue to modify our systems and processes to prepare for and implement changes to the transaction standards, code sets operating rules and identifier requirements; however, we may not be successful in responding to these changes and any responsive changes we make to our systems and software may result in errors or otherwise negatively impact our service levels. In addition, the compliance dates for new or modified transaction standards, operating rules and identifiers may overlap, which may further burden our resources.

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

•

Anti-Kickback and Anti-Bribery Laws.    A number of federal and state laws govern patient referrals, financial relationships with physicians and other referral sources and inducements to providers and patients, including restrictions contained in amendments to the Social Security Act, commonly known as the “federal Anti-Kickback Law.” The federal Anti-Kickback Law prohibits any person or entity from offering, paying, soliciting or receiving, directly or indirectly, anything of value with the intent of generating referrals of patients covered by Medicare, Medicaid or other federal healthcare programs. Violation of the federal Anti-Kickback Law is a felony. The federal Anti-Kickback Law contains a limited number of exceptions, and the Office of the Inspector General of HHS has created regulatory safe harbors to the federal Anti-Kickback Law. Activities that comply precisely with a safe harbor are deemed protected from prosecution under the federal Anti-Kickback Law. Failure to meet a safe harbor does not automatically render an arrangement illegal under the Anti-Kickback Law. The arrangement, however, does risk increased scrutiny by government enforcement authorities, based on its particular facts and circumstances. Our contracts and other arrangements may not meet an exception or a safe harbor.

Many states have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. The laws in this area are both broad and vague and generally are not subject to frequent regulatory or judicial interpretation. We review our practices with regulatory experts in an effort to comply with all applicable laws and regulatory requirements.

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

•	False or Fraudulent Claim Laws. We provide claims processing and other solutions to providers that relate to, or directly involve, the reimbursement of health services covered by Medicare, Medicaid, other federal healthcare programs and private payers. In addition, as part of our data transmission and claims submission services, we may employ certain edits, using logic, mapping and defaults, when submitting claims to third-party payers. Such edits are utilized when the information received from providers is insufficient to complete individual data elements requested by payers. We also provide services including risk analytics services, chart reviews, clinical care visits, payment integrity services, audit functions and enrollment and eligibility services, to Medicaid and Medicare managed care plans, commercial plans and other entities. These services, which include identifying diagnosis codes with respect to hierarchical condition categories, impact the amounts paid by Medicare and Medicaid to managed care plans.

As a result of these aspects of our business, we may be subject to, or contractually required to comply with, numerous federal and state laws that prohibit false or fraudulent claims. False or fraudulent claims include, but are not limited to, billing for services not rendered, making or causing to be made or used a false record or statement that is material to a false claim, failing to refund known overpayments, misrepresenting actual services rendered, improper coding and billing for medically unnecessary items or services. Some of these laws, including restrictions contained in amendments to the Social Security Act, commonly known as the federal Civil Monetary Penalty Law, require a lower burden of proof than other fraud, waste and abuse laws. Federal and state governments increasingly use the federal Civil Monetary Penalty Law, especially where they believe they cannot meet the higher burden of proof requirements under the various criminal healthcare fraud provisions.

In addition, the federal False Claims Act (“FCA”) and some state false claims laws provide significant civil and criminal penalties for noncompliance and can be enforced by private individuals through “whistleblower” or qui tam actions on behalf of the government alleging that the defendant has defrauded the government. For example, the federal Civil Monetary Penalty Law provides for penalties ranging from $10,000 to $50,000 per prohibited act and assessments of up to three times the amount claimed or received. Further, violations of the FCA are punishable by treble damages and penalties of up to $11,000 per false claim, and whistleblowers may receive a share of amounts recovered. The Bipartisan Budget Act of 2015 requires civil monetary penalties, including those imposed under the federal Anti-Kickback Law and the FCA, to increase by up to 150% by August 1, 2016 and annually thereafter. Civil penalties also may be imposed for the failure to report and return an overpayment made by the federal government within 60 days of identifying the overpayment and also may result in liability under the FCA. ACA provides that submission of a claim for an item or service generated in violation of the Anti-Kickback Law constitutes a false or fraudulent claim under the FCA. Whistleblowers and the federal government have taken the position and some courts have held, that providers who allegedly have violated other statutes, such as the Stark Law, have thereby submitted false claims under the FCA. We rely on our customers to provide us with accurate and complete information and to appropriately use analytics, codes, reports and other information in connection with the services we provide.

From time to time, constituents in the healthcare industry, including us, may be subject to actions under the FCA or other fraud, waste and abuse provisions, such as the federal Civil Monetary Penalty Law. Errors and the unintended consequences of data manipulations by us or our systems with respect to entry, formatting, preparation or transmission of claims, coding, audit, eligibility and other information may be determined or alleged to be in violation of these laws and regulations or could adversely impact the compliance of our customers. Although we believe our editing and other processes are consistent with applicable reimbursement rules and industry practice, a court, enforcement agency or whistleblower could challenge these practices. In addition, we cannot guarantee that state and federal agencies will regard any billing errors we process or make as inadvertent or will not hold us responsible for any compliance issues related to claims, reports and other information we handle on behalf of providers and payers. We cannot predict the impact of any enforcement actions under the various false claims and fraud, waste and abuse laws applicable to our operations. Even an unsuccessful challenge of our practices could cause adverse publicity and cause us to incur significant legal and related costs.

•	Financial Services Related Laws and Rules. Financial services and electronic payment processing services are subject to numerous laws, regulations and industry standards. These laws may subject us, our vendors and our customers to liability as a result of our payment and communication solutions. Although we do not act as a bank, we offer solutions that involve banks, or vendors who contract with banks and other regulated providers of financial services. The various payment modalities that we offer our customers directly and through third party providers may be deemed regulated activity at the federal or state level, and, as a result, we may be affected by banking and financial services industry laws, regulations and standards, such as licensing requirements, solvency standards, reporting and disclosure obligations and requirements to maintain the privacy and security of nonpublic personal financial information. In addition, our payment and communication solutions may be affected by payment card industry operating rules and security standards, certification requirements, state prompt payment laws and other rules governing electronic funds transfers. If we fail to comply with any applicable payment and communication rules or requirements, we may be subject to fines and changes in transaction fees and may lose our ability to process payment transactions or facilitate other types of billing and payment solutions. Moreover, in addition to regulatory requirements related to electronic funds transfers, payment transactions processed using the Automated Clearing House Network are subject to network operating rules promulgated by the National Automated Clearing House Association, and these rules may affect our payment practices. Further, our payment and communication solutions may impact the ability of our payer customers to comply with state prompt payment laws. These laws require payers to pay healthcare claims meeting the statutory or regulatory definition of a “clean claim” within a specified time frame. Finally, as we expand our financial services offerings we may be subject to additional laws and regulations, including certain consumer protection laws such as the Fair Debt Collections Practices Act (“FDCPA”), the Fair Credit Reporting Act (“FCRA”) and various other state laws implicated by such financial services.

•	United States Postal Service Laws and Regulations. Our payment and communication solutions provide mailing services primarily delivered through the United States Postal Service (“USPS”). Although we generally pass these costs through to our customers, postage is the most significant cost incurred in the delivery of our payment and communication solutions. Postage rates are dependent on the operating efficiencies of the USPS and legislative and regulatory mandates imposed on the USPS as a result of various fiscal and political factors. Accordingly, new USPS laws or regulations, including changes in the interpretation of existing regulations, changes in the operations of USPS and recent or future rate increases, may negatively impact our business and results of operations. For example, if measures taken by the USPS to reduce its operating costs are not effective, additional postage rate increases or other operational changes may occur. We also rely on significant discounts from the basic USPS postage rate structure, which could be changed or discontinued at any time. While we cannot predict the timing or magnitude of such changes, the current economic and political environment is likely to lead to further rate increases and/or changes in the operations, policies and regulatory interpretations of the USPS. Because we may be unable to implement changes mandated by the USPS in our operations or pass future rate increases through to our customers, any failure or alleged failure to comply with applicable laws and regulations, or any adverse applications of, or changes in, the USPS laws and regulations affecting our business, could have a material adverse effect on our operating results and/or financial condition.

•	Other State Laws. Most states have a variety of laws that may potentially impact our operations and business practices. For instance, many states in which we provide clinical care in-home assessment services prohibit corporations and other non-licensed entities from practicing medicine by employing physicians and certain non-physician practitioners. These prohibitions on the corporate practice of medicine impact how we structure our relationships with physicians and other affected non-physician practitioners. If our arrangements with physicians or other practitioners were found to violate a corporate practice of medicine prohibition, our contractual arrangements with practitioners in such states could be adversely affected, which, in turn, may adversely affect both our operations and profitability. Further, we could face sanctions for aiding and abetting the violation of the state’s professional licensure statutes. We continually monitor legislative, regulatory and judicial developments related to licensure and engagement arrangements with professionals; however, new agency interpretations, federal or state legislation or regulations, or judicial decisions could require us to change how we operate, may increase our costs of services and could have a material adverse effect on our results of operations.

Legislative changes and contractual limitations may impede our ability to utilize our offshore service capabilities.

In our operations, we have contractors and employees located outside of the United States who may have access to personal health information in order to assist us in performing services for our customers. From time to time, the United States Congress considers legislation that would restrict the transmission of personal health information regarding a United States resident to any foreign affiliate, subcontractor or unaffiliated third party without adequate privacy protections or without providing notice to the identifiable individual of the transmission and an opportunity to opt out. Some of the proposals considered would have required patient consent and imposed liability on healthcare businesses arising from the improper sharing or other misuse of personal health information. Congress also has considered creating a private civil cause of action that would allow an injured party to recover damages sustained as a result of a violation of these proposed restrictions. Furthermore, a number of states have considered prohibitions or limitations on the disclosure of medical or other personal information to individuals or entities located outside of the United States. If legislation of this type is enacted, our ability to utilize offshore resources may be impeded, and we may be subject to sanctions for failure to comply with the new mandates of the legislation. In addition, the enactment of such legislation could result in such work being performed at a lower margin of profitability, or even at a loss. Further, as a result of concerns regarding the possible misuse of personal health information, some of our customers have contractually limited or may seek to limit our ability to use our offshore resources which may increase our costs. Use of offshore resources may increase our risk of violating our contractual obligations to our customers to protect the privacy and security of personal health information provided to us, which could adversely impact our reputation and operating results.

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

A portion of our revenues comes from customers that are governmental agencies or are funded by government programs. Our contracts and subcontracts may be subject to some or all of the following:

•	termination when appropriated funding for the current fiscal year is exhausted;

•	termination for the governmental customer’s convenience, subject to a negotiated settlement for costs incurred and profit on work completed, along with the right to place contracts out for bid before completion of the full contract term, as well as the right to make unilateral changes in contract requirements, subject to negotiated price adjustments;

•	compliance and reporting requirements related to, among other things, agency specific policies and regulations, information security, subcontracting requirements, equal employment opportunity, affirmative action for veterans and workers with disabilities and accessibility for the disabled;

•	broad audit rights; and

•	specialized remedies for breach and default, including setoff rights, risk allocation, retroactive price adjustments and civil or criminal fraud penalties, as well as mandatory administrative dispute resolution procedures instead of state contract law remedies.

In addition, certain violations of federal and state law may result in termination of our contracts and, under certain circumstances, suspension and/or debarment from future government contracts. We also are subject to conflict-of-interest rules that may affect our eligibility for some federal, state and local government contracts, including rules applicable to all United States government contracts, as well as rules applicable to the specific agencies with which we have contracts or with which we may seek to enter into contracts.

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

A write-off or acceleration of amortization of all or a part of our long-lived assets (including identifiable intangible assets and goodwill) would adversely affect our operating results and reduce our net worth.

We have significant long-lived assets which include property and equipment, identifiable intangible assets and goodwill. As of December 31, 2015, we had $244.1 million of property and equipment, $1,707.9 million of identifiable intangible assets and $2,230.1 million of goodwill on our balance sheet, which collectively represented in excess of 91% of our total assets. We amortize property and equipment and identifiable intangible assets over their estimated useful lives which generally range from 3 to 20 years. Though we are not permitted to amortize goodwill under United States generally accepted accounting principles, we evaluate our goodwill for impairment at least annually. In the event of anticipated obsolescence or impairment of our long-lived assets, we may write-off all or part of the affected assets or accelerate the related amortization of these assets. For example, in connection with our plan to rebrand as Change Healthcare™ in the fourth quarter of 2015, we revised the useful life of our previous tradename asset, resulting in accelerated amortization of $126.1 million for our previous tradename asset during the second half of fiscal 2015. Similar write-offs or acceleration of amortization in the future would result in an immediate one-time charge to earnings in the event of an impairment of assets and, in the event of anticipated obsolescence of assets that do not reach the level of an impairment, regular reductions to earnings over the remaining lives of the affected assets. Although it would not affect our cash flow, a write-off or acceleration of amortization in future periods of all or a part of these long-lived assets would adversely affect our financial condition and operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Goodwill and Intangible Assets” of this Annual Report.

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

Sales of certain complex solutions and applications may result in longer sales, contracting and implementation cycles for our customers. These sales may be subject to delays due to customers’ internal procedures for deploying new technologies and processes and implementation may be subject to delays based on the availability of the internal customer resources needed. The use of our solutions also may be delayed due to reluctance to change or modify existing procedures. We are unable to control many of the factors that will influence the timing of the buying decisions of potential customers or the pace at which installation and training may occur. If we experience longer sales, contracting and implementation cycles for our solutions, we may experience delays in generating, or an inability to generate, revenue from these solutions, which could have an adverse effect on our financial results.

We may be a party to legal, regulatory and other proceedings that could result in unexpected adverse outcomes.

From time to time, we have been, and may in the future be, a party to legal and regulatory proceedings and investigations, including matters involving governmental agencies and entities with whom we do business and other proceedings and investigations arising in the ordinary course of business. In addition, there are an increasing number of, and we may be subject to, investigations and proceedings in the healthcare industry generally that seek recovery under HIPAA, the federal Anti-Kickback Law, the FCA and other statutes and regulations applicable to our business. We also may be subject to legal proceedings under non-healthcare laws affecting our business, such as the TCPA, FDCPA, FCRA, employment, banking and financial services and USPS laws and regulations. Governmental Investigations, audits and other reviews could result in the assessment of damages, civil or criminal penalties or other sanctions, including restrictions or changes in the way we conduct business or exclusion from participation in government programs. We evaluate our exposure to these legal and regulatory proceedings and establish reserves for the estimated liabilities in accordance with United States generally accepted accounting principles. Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions and accompanying changes in established reserves, could have an adverse impact on our financial results.

Risks Related to Our Organization and Structure

We are a holding company and our principal asset is our ownership of equity interests in our subsidiaries; accordingly, we are dependent upon distributions from our subsidiaries to pay any dividends, taxes and any other expenses.

We are a holding company and our principal asset is our ownership of equity interests in our subsidiaries. We have no independent means of generating revenue. We intend to cause our subsidiaries to make distributions to us as the direct or indirect holder of 100% of the equity interests of such subsidiaries in amounts sufficient to make payments in respect of our outstanding indebtedness, including a senior secured term loan credit facility (as amended, the “Term Loan Facility”), a senior secured revolving credit facility (the “Revolving Facility”; and collectively with the Term Loan Facility, the “Senior Credit Facilities”), the 11% senior notes due 2019 (the “2019 Notes”), the 11.25% senior notes due 2020 (the “2020 Notes”) and the 6% senior notes due 2021 (the “2021 Notes”, and collectively with the 2019 Notes and 2020 Notes, the “Senior Notes”), as well as payments required under our tax receivable agreements (as discussed below). To the extent that we need funds and our subsidiaries are unable or otherwise restricted from making such distributions under applicable law or regulation, as a result of the terms in our credit agreements or are otherwise unable to provide such funds, our liquidity and financial condition could be adversely affected.

The amounts we will be required to pay under our tax receivable agreements could be significant and, in certain circumstances, could differ significantly (in both timing and amount) from the underlying tax benefits we actually realize.

We are a party to tax receivable agreements which obligate us to make payments to certain of our current and former owners, including affiliates of Blackstone, Hellman & Friedman and certain current and former members of management, equal to 85% of the applicable cash savings that we realize as a result of tax attributes arising from certain previous transactions, including the 2011 Merger (Blackstone, together with affiliates of Hellman & Friedman and certain current and former members of management, are hereinafter sometimes referred to collectively as the “TRA Members”).

The payments we are required to make under the tax receivable agreements could be substantial. The amount and timing of any payments under the tax receivable agreements will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and the tax rate then applicable. We expect that, assuming no material changes in tax law and that we earn sufficient taxable income to realize the full potential tax benefit, future payments will range from $1.0 million to $89.7 million per year over the next 14 years. As of December 31, 2015, we expected total remaining payments under the tax receivable agreements of approximately $355.7 million. $174.5 million of this amount, which included the initial fair value of the tax receivable agreement obligations at the time of the 2011 Merger plus accretion to date, was reflected as an obligation on the balance sheet at December 31, 2015.

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

We are controlled by the Investor Group, whose interests may conflict with our or our creditors’ interests.

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

Risks Related to Our Indebtedness and the Senior Notes

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the Senior Credit Facilities or Senior Notes.

As of December 31, 2015, our total debt was $2,821.8 million (before the deduction of unamortized debt discount of $47.8 million), comprised of $1,803.5 million of senior secured indebtedness under our Term Loan Facility, $375.0 million of indebtedness under the 2019 Notes, $375.0 million of indebtedness under the 2020 Notes, $250.0 million under the 2021 Notes and $18.2 million of indebtedness under our data sublicense agreement and other financing arrangements. Additionally, we had $118.3 million of unutilized capacity under our Revolving Facility. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis or on terms satisfactory to us or at all.

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

We and our subsidiaries may be able to incur significant additional indebtedness in the future, including additional tranches of term loans, increased commitments under the Revolving Facility or the Term Loan Facility or one or more incremental Revolving Facility tranches. Although the indentures governing the Senior Notes (the “Indentures”) and the credit agreement (as amended, the “Senior Credit Agreement”) governing the Senior Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If we incur additional indebtedness or other obligations, the current risks related to our substantial leverage would increase and could have a negative impact on us or our credit ratings.

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

The Senior Credit Agreement and the Indentures restrict our ability and the ability of most of our subsidiaries to engage in some business and financial transactions.

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

The Indentures also contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability and the ability of our restricted subsidiaries to:

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

We also lease approximately 93,000 square feet of office space at a facility in Toledo, Ohio, which is subject to a lease agreement due to expire in February 2022, and approximately 116,000 square feet at a facility in Bridgeton, Missouri, a suburb of St. Louis, which is subject to a lease agreement due to expire in November 2023, for our payment and communication solutions operations.

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

The following table sets forth our selected historical consolidated financial data at the dates and for the periods indicated. The selected historical consolidated financial data as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013 presented in this table, have been derived from the historical audited consolidated financial statements included in this Annual Report. The selected historical consolidated financial data as of December 31, 2013, 2012 and 2011, for the year ended December 31, 2012 and for the periods from November 2, 2011 to December 31, 2011 and January 1, 2011 to November 1, 2011 presented in this table have been derived from our historical audited consolidated financial statements not included in this Annual Report.

On November 2, 2011, Merger Sub merged with and into Change Healthcare, which resulted in a change in basis of the Company’s assets and liabilities. Periods prior to the 2011 Merger and this change in basis are referred to as “Predecessor” and periods after the 2011 Merger are referred to as “Successor.” As a result of the 2011 Merger and the resulting change in basis of the Company’s assets and liabilities, the Predecessor and Successor period financial data is not comparable.

	Successor					Predecessor
	Fiscal Year Ended December 31, 2015	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012	November 2, 2011 through December 31, 2011	January 1, 2011 through November 1, 2011
			(In thousands)
Statement of Operations Data:(1)
Revenue:
Solutions revenue	$1,124,188	$1,006,949	$930,713	$843,394	$136,291	$658,226
Postage revenue	352,895	343,464	311,854	308,919	50,825	255,553

Total revenue	1,477,083	1,350,413	1,242,567	1,152,313	187,116	913,779
Costs and expenses:
Cost of operations	507,358	462,332	447,324	388,480	61,080	288,854
Development and engineering	45,489	32,956	31,426	33,271	5,268	26,828
Sales, marketing, general and administrative	217,716	198,379	170,051	147,012	23,910	123,361
Customer postage	352,895	343,464	311,854	308,919	50,825	255,553
Depreciation and amortization	342,303	189,218	183,839	187,225	29,094	128,761
Accretion	10,496	14,446	26,470	8,666	2,459	—
Impairment of long-lived assets	8,552	83,169	10,619	1,865	—	—
Transaction related costs	—	—	—	—	17,857	66,625

Total costs and expenses	1,484,809	1,323,964	1,181,583	1,075,438	190,493	889,982

Operating income (loss)	(7,726)	26,449	60,984	76,875	(3,377)	23,797
Interest expense, net	168,252	146,829	153,169	172,253	29,343	43,202
Loss on extinguishment of debt	—	—	23,160	21,853	—	—
Contingent consideration	(4,825)	1,307	(69)	—	(5,843)	(8,036)
Other	(741)	(3,968)	(4,133)	1,250	—	13

Income (loss) before income taxes	(170,412)	(117,719)	(111,143)	(118,481)	(26,877)	(11,382)
Income tax provision	(74,343)	(41,865)	(36,685)	(40,146)	(10,185)	8,201

Net income (loss)	(96,069)	(75,854)	(74,458)	(78,335)	(16,692)	(19,583)
Net income attributable to noncontrolling interest	—	—	—	—	—	5,109

Net income (loss) attributable to Change Healthcare	$(96,069)	$(75,854)	$(74,458)	$(78,335)	$(16,692)	$(24,692)

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:(1)
Cash and cash equivalents	$66,655	$82,306	$76,538	$31,763	$37,925
Total assets	4,573,534	3,840,642	3,730,526	3,744,499	3,795,698
Total debt(2)	2,773,953	2,162,776	2,019,317	1,996,575	1,930,353
Tax receivable obligations to related parties	173,493	163,983	150,496	125,003	117,810
Total equity	$975,689	$902,065	$968,546	$1,032,151	$1,103,789

(1)	As a result of our history of business combinations, our financial position and results of operations may not be comparable for each of the periods presented.
(2)	Our debt at December 31, 2015, 2014, 2013, 2012 and 2011 is reflected net of unamortized debt discount of approximately $47.8 million, $41.6 million, $44.1 million, $71.8 million and $89.9 million, respectively, related to original loan fees and purchase accounting adjustments to discount the debt to fair value. Total debt as of December 31, 2015, 2014, 2013, 2012 and 2011 includes an obligation of approximately $18.2 million, $29.4 million, $35.1 million, $27.2 million and $31.3 million, respectively, related to our data sublicense agreement and other financing arrangements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report. Some of the statements in the following discussion are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” elsewhere in this Annual Report.

Overview

We are a leading provider of software and analytics, network solutions and technology-enabled services that optimize communications, payments and actionable insights designed to enable smarter healthcare. Our integrated capabilities enable our customers to exchange mission-critical information, optimize revenue opportunities, control costs, increase cash flow and efficiently manage complex healthcare workflows. The foundation of our solutions is embedded in our Change Healthcare Intelligent Healthcare NetworkTM, which facilitates the capture and standardization of healthcare data seamlessly in our customers’ workflow. Our intelligent healthcare platform underpins the United States healthcare system, benefiting all major healthcare stakeholders: commercial and governmental payers, employers, hospitals, physician practices, dentists, laboratories, pharmacies and consumers.

We deliver our solutions and operate our business in three reportable segments: (i) software and analytics, which provides payment and reimbursement optimization and decision support solution for our customers; (ii) network solutions, which leverages our healthcare information network to optimize information exchange and workflows among healthcare system participants; and (iii) technology-enabled services, which provides payment and communication, workflow, advisory and other administrative solutions to optimize payment and reimbursement efficiencies. Through our software and analytics segment, we provide revenue cycle technology, revenue optimization, payment integrity, electronic payment, risk adjustment, quality reporting, data and analytics and engagement solutions. Through our network solutions segment, we provide financial and administrative information exchange solutions for medical, pharmacy and dental claims management and other standardized healthcare transactions, including clinical information exchange capabilities. Through our technology-enabled services segment, we provide payment and communication, eligibility and enrollment, healthcare consulting, payment automation and pharmacy benefits administration solutions. We generally provide our solutions to payer, provider and pharmacy customers, including commercial insurance companies, third party administrators, governmental payers, self-insured employers, hospitals, physician practices, dentists, laboratories, pharmacies, pharmacy benefit management companies and government agencies.

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

We also expect to continue to be affected by general economic, regulatory and demographic factors affecting the healthcare industry. Significant changes in regulatory schemes, such as the updated HIPAA, ARRA, ACA and other federal healthcare policy initiatives, impact our customers’ healthcare activities. In particular, we believe the ACA has significantly affected the regulatory environment in which we and our customers operate by changing how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced federal healthcare program spending, increased efforts to link federal healthcare program payments to quality and efficiency and insurance market reforms.

While we believe the ACA, through an increased number of people with health insurance coverage, has contributed increasing transaction volumes in our network solutions segment, we believe ACA has negatively impacted our eligibility and enrollment solutions within our technology-enabled services segment as a result of expanded coverage of uninsured individuals, particularly in opt-in states, and changes in federal and state reimbursement patterns and rates. We are seeking to mitigate the impact of ACA on the market for eligibility and enrollment services by offering additional value-added solutions to our customers. In addition, we are unable to predict how providers, payers, pharmacies and other healthcare market participants will continue to respond to the various other reform provisions of the ACA, and we cannot be sure that the markets for our solutions will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

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

In January 2015, in order to clarify the nature of customer related postage activities, we created separate captions on the statement of operations within revenue and costs and expenses, respectively. This discussion and analysis related to prior periods has been restated to reflect our current presentation.

In August 2015, we acquired Altegra Health, Inc. (“Altegra Health”), a technology-enabled provider that assists payers and risk bearing providers with analytics and reporting capabilities for risk adjustment, member engagement and quality analysis to achieve actionable insights and improved management for value-based healthcare, for initial cash consideration and the assumption of certain liabilities.

In September 2015, we announced our plan to rebrand as Change Healthcare effective in the fourth quarter of 2015. As a result of this plan, we revised the remaining useful life of our existing tradename asset. During the year ended December 31, 2015, we accelerated amortization expense of approximately $126.1 million related to our previous tradename asset.

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

Postage, which is generally billed as a pass-through cost to our customers, is the most significant cost incurred in the delivery of our payment and communication solutions. Our postage costs and related revenues increase as our payment and communication solutions volumes increase and also when the USPS increases postage rates. Although the USPS historically has increased postage rates annually in most recent years, including in January 2014 and May 2015, the frequency and nature of such annual increases may not occur as regularly in the future.

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

Acquisitions and Divestitures

We actively evaluate opportunities to improve and expand our business through targeted acquisitions that are consistent with our strategy. On occasion, we also may dispose of certain components of our business that no longer fit within our overall strategy. Because of our acquisition and divestiture activity as well as the shifting revenue mix of our business due to this activity, our results of operations may not be directly comparable among periods. The following summarizes our significant acquisition transactions since January 1, 2013 and affected segments:

Date	Business	Description	Affected Segment
June 2013	Goold Health Systems (“Goold”)	Technology-enabled provider of pharmacy benefit and related services primarily to state Medicaid agencies	Technology-enabled Services
July 2014	Capario Corp. (“Capario”)	Technology-enabled provider of revenue cycle management solutions	Software and Analytics; Network Solutions
November 2014	Change Healthcare Corporation (“Engagement Solutions”)	Technology-enabled provider of healthcare consumer engagement solutions	Software and Analytics
December 2014	Adminisource Communications, Inc. (“Adminisource”)	Technology-enabled provider of payment and communication solutions	Technology-enabled Services
August 2015	Altegra Health	Technology-enabled provider of analytical and reporting solutions for risk adjustment, member engagement and quality analysis	Software and Analytics; Technology-enabled Services

For certain of our acquisitions, we agreed to transfer additional consideration to the sellers of the acquired businesses in the event that specified performance measures are achieved, including Goold and Engagement Solutions. United States generally accepted accounting principles generally require us to recognize the initial fair value of the expected amount to be paid under such contingent consideration arrangements as a component of the total consideration transferred. Subsequent changes in the fair value of the amounts expected to be paid, however, are generally required to be recognized as a component of net income. Such changes in fair value may occur based on changes in the expected timing or amount of payments or the effect of discounting the liability for the time value of money.

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

Income Taxes

Our blended statutory federal and state income tax rate generally ranges from 37% to 40%. Our effective income tax rate, however, is affected by several factors. The following table and subsequent commentary reconciles our federal statutory rate to our effective income tax rate and the subsequent commentary describes the more significant of the reconciling factors:

	Year Ended December 31,
	2015	2014	2013
Statutory U.S. federal tax rate	35.00%	35.00%	35.00%
State income taxes (net of federal benefit)	7.45	1.00	(1.89)
Other	1.18	0.79	(0.10)
Change in tax status	—	(1.23)	—

Effective income tax rate	43.63%	35.56%	33.01%

State Income Taxes—Our effective tax rate for state income taxes is generally impacted by changes in our apportionment. In addition, our effective rate for state income taxes was affected by the following discrete matters:

In January 2014, we effected a change in the tax status of one of our subsidiaries from a partnership to a corporation.

In May 2015, the state of Tennessee enacted the Tennessee Revenue Modernization Act, which changed the manner in which our Tennessee apportionment is determined. This change in our Tennessee apportionment, along with routine changes in apportionment that arose following the filing of the Company’s annual tax returns during 2015, resulted in an increase in our effective state income tax rate.

In December 2015, we simplified our legal organizational structure for which the primary economic effect was to enable us to realize deferred tax assets for state income tax purposes that we previously had concluded were not likely to be realized. This legal organizational simplification resulted in a decrease to the Company’s effective state income tax rate.

Change in Tax Status—Prior to the change in the tax status of one of our subsidiaries from a partnership to a corporation, we recognized a deferred tax liability for the difference between the book and tax basis of our investment in this subsidiary (i.e. outside basis). The outside tax basis of the investment in this subsidiary excluded consideration of goodwill within that subsidiary that otherwise would have no tax basis. Following the tax status change, our deferred tax balances reflect only the difference in the book and tax bases of the individual assets and liabilities included in the corporation.

Amendments of the Senior Credit Agreement and New Senior Notes

Our interest expense primarily is affected by the amount of debt funding and the applicable variable interest rates, including a fixed spread, under our Senior Credit Agreement. In April 2012, we amended the Senior Credit Agreement to reprice the Senior Credit Facilities and borrow $80.0 million of additional term loans for general corporate purposes, including acquisitions. As a result of these amendments, the LIBOR-based interest rate applicable to our Senior Credit Facilities was generally reduced by 175 basis points. The Senior Credit Agreement was also amended in April 2013 to further reduce the LIBOR-based interest rate by an additional 125 basis points, and to modify certain financial covenants. In December 2014 and August 2015, we borrowed an additional $160.0 million and $395.0 million, respectively, under incremental term loan facilities through amendments to our Senior Credit Agreement.

In August 2015, we borrowed $250.0 million by issuing the 2021 Notes.

Impairment of Long-lived Assets

During the year ended December 31, 2015, we determined, as a result of technology challenges, slower than expected customer adoption, and management attrition, that one of our recently developed products in the network solutions segment was impaired. We recognized a $5.0 million impairment charge to adjust the carrying value of the asset group to its fair value. In addition, throughout 2015, the Company abandoned certain hardware and software in connection with the continued migration of software development to a cloud-based environment. Among this abandoned hardware and software was a complete redevelopment of an existing software and analytics’ solution in this cloud-based environment. We recognized impairment charges of $3.6 million related to this migration.

During the year ended December 31, 2014, our technology-enabled services segment received notice that its existing contract with a customer would not be renewed in full upon its expiration. As a result, we abandoned a customer related project that was under development and assessed the recoverability of the net assets included in the relevant asset group. We recognized a $73.2 million impairment charge to write off the abandoned project and to adjust the carrying value of the asset group to its fair value. Additionally, we abandoned certain network solutions and technology-enabled services segment development projects in connection with execution of certain strategic initiatives. We recognized impairment charges of $10.0 million during the year ended December 31, 2014 related to these abandoned projects.

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

Revenue for financial and administrative information exchange, payment and communication, risk adjustment, quality reporting and healthcare consulting solutions are recognized as the services are provided. Postage fees related to our payment and communication solutions volumes are recorded on a gross basis. Revenue for our eligibility and enrollment and revenue optimization solutions generally are recognized at the time that our provider customer receives notice from the payer of a pending payment. Revenue for payment integrity solutions are recognized at the time that notice of customer acceptance is received.

Cash receipts or billings in advance of revenue recognition are recorded as deferred revenues in our consolidated balance sheets.

We exclude sales and use tax from revenue in our consolidated statements of operations.

Business Combinations

We recognize the consideration transferred (i.e. purchase price) in a business combination as well as the acquired business’ identifiable assets, liabilities and noncontrolling interests at their acquisition date fair value. The excess of the consideration transferred over the fair value of the identifiable assets, liabilities and noncontrolling interest, if any, is recorded as goodwill. Any excess of the fair value of the identifiable assets acquired and liabilities assumed over the consideration transferred, if any, is generally recognized within earnings as of the acquisition date. To the extent that our initial accounting for a business combination is incomplete at the end of a reporting period, provisional amounts are reported for those items which are incomplete. Following the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-16, we adjust such provisional amounts in the reporting period in which the adjustment amounts are determined.

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

Goodwill and Intangible Assets

Goodwill and intangible assets from our acquisitions are accounted for using the acquisition method of accounting. Intangible assets with definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets generally as follows:

Customer relationships	5-20 years
Tradenames	3-20 years
Data sublicense agreement	6 years
Non-compete agreements	2-5 years
Premise-based software	1-3 years

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

During 2015, we identified software and analytics, network solutions and technology-enabled services as our operating segments. Our reporting units are comprised of the network solutions and technology-enabled services, each of which are operating segments, as well as the components of the software and analytics operating segment (Engagement Solutions and the aggregate of all other components (“All Other”) of this operating segment).

We estimated the fair value of our reporting units using a methodology that considers both income and market approaches. Specifically, for 2015, we estimated fair value of our reporting units based on the weighted average of fair value measures estimated under the income and market approaches.

Each approach requires the use of certain assumptions. The income approach requires management to exercise judgment in making assumptions regarding the reporting unit’s future income stream, a discount rate and a constant rate of growth after the initial forecast period utilized. These assumptions are subject to change based on business and economic conditions and could materially affect the indicated values of our reporting units. For example, a 100 basis point increase in our selected discount rate would have resulted in a decrease in the indicated value of our network solutions, technology-enabled services, Engagement Solutions and All Other reporting units of approximately $137.6 million, $121.5 million, $20.2 million and $128.8 million, respectively. The indicated fair value of each reporting unit exceeded their respective carrying values in the most recent annual impairment test by approximately $1,019.4 million, $682.6 million, $8.6 million and $134.8 million, respectively. Because the Engagement Solutions reporting unit was recently acquired and represents a stand-alone reporting unit, it is inherently more susceptible to potential impairment than the other reporting units. A significant downturn in operating performance or market conditions may result in a future impairment of this reporting unit. Goodwill of the Engagement Solutions reporting unit totaled $110.0 million as of December 31, 2015.

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

Tax Receivable Agreement Obligations

The Company is a party to tax receivable agreements which obligate us to make payments to the TRA Members, equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from certain previous transactions, including the 2011 Merger.

Prior to the 2011 Merger, the Company’s balance sheet reflected these obligations at the amount that was both probable and reasonably estimable. In connection with the 2011Merger, the tax receivable agreement obligations were adjusted to their fair value. The determination of the fair value required management to make assumptions as to the timing of the realization of net operating losses, the timing of payments to the TRA Members and the tax rates in effect during the life of the agreements. Changes in any of these or other factors are expected to impact the timing and amount of gross payments.

The fair value of these obligations at the time of the 2011 Merger is being accreted to the amount of the gross expected obligation using the interest method. Changes in the amount of these obligations resulting from changes to either the timing or amount of cash flows are recognized in the period of change and measured using the discount rate inherent in the initial fair value of the obligations. The accretion of these obligations is classified as a separate caption in our consolidated statements of operations.

Results of Operations

The following table summarizes our consolidated results of operations for the years ended December 31, 2015, 2014 and 2013, respectively (amounts in thousands).

	Year Ended		Year Ended		Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenue:
Solutions revenue	$1,124,188	76.1%	$1,006,949	74.6%	$930,713	74.9%
Postage revenue	352,895	23.9	343,464	25.4	311,854	25.1

Total revenue	1,477,083	100.0	1,350,413	100.0	1,242,567	100.0
Cost and expenses:
Cost of operations (exclusive of depreciation and amortization below)	507,358	45.1	462,332	45.9	447,324	48.1
Development and engineering	45,489	4.0	32,956	3.3	31,426	3.4
Sales, marketing, general and administrative	217,716	19.4	198,379	19.7	170,051	18.3
Customer postage	352,895	23.9	343,464	25.4	311,854	25.1
Depreciation and amortization	342,303	23.2	189,218	14.0	183,839	14.8
Accretion	10,496	0.7	14,446	1.1	26,470	2.1
Impairment of long-lived assets	8,552	0.6	83,169	6.2	10,619	0.9

Operating income	(7,726)	(0.5)	26,449	2.0	60,984	4.9
Interest expense, net	168,252	11.4	146,829	10.9	153,169	12.3
Loss on extinguishment of debt	—	—	—	—	23,160	1.9
Contingent consideration	(4,825)		1,307		(69)
Other	(741)	(0.1)	(3,968)	(0.3)	(4,133)	(0.3)

Income (loss) before income tax provision (benefit)	(170,412)	(11.5)	(117,719)	(8.7)	(111,143)	(8.9)
Income tax provision (benefit)	(74,343)	(5.0)	(41,865)	(3.1)	(36,685)	(3.0)

Net income (loss)	$(96,069)	(6.5)%	$(75,854)	(5.6)%	$(74,458)	(6.0)%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Solutions Revenues

Our solutions revenues were $1,124.2 million for the year ended December 31, 2015 as compared to $1,006.9 million for the year ended December 31, 2014, an increase of $117.2 million, or 11.6%. Factors affecting our solutions revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $507.4 million for the year ended December 31, 2015 as compared to $462.3 million for the year ended December 31, 2014, an increase of $45.0 million, or 9.7%. The increase in our cost of operations is primarily due to business growth, the impact of acquired businesses and increased labor and strategic growth initiative costs. As a percentage of solutions revenue, our cost of operations was 45.1% for the year ended December 31, 2015 as compared to 45.9% for the year ended December 31, 2014. The decrease in our cost of operations as a percentage of revenue is primarily due to changes in revenue mix, the impact of acquired businesses and increased productivity.

Development and Engineering Expense

Our total development and engineering expense was $45.5 million for the year ended December 31, 2015 as compared to $33.0 million for the year ended December 31, 2014, an increase of $12.5 million, or 38.0%. The increase in our development and engineering expense is primarily due to increased research and development and the impact of acquired businesses.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $217.7 million for the year ended December 31, 2015 as compared to $198.4 million for the year ended December 31, 2014, an increase of $19.3 million, or 9.7%. The increase in our sales, marketing, general and administrative expense was primarily due to business growth, including the impact of acquired businesses and increased strategic initiatives, partially offset by productivity improvements and efficiency measures.

Postage

Our postage revenue and customer postage expense was $352.9 million for the year ended December 31, 2015 as compared to $343.5 million for the year ended December 31, 2014, an increase of $9.4 million, or 2.7%. This increase in postage revenue and corresponding expense was due to the impact of acquired businesses and the United States postage rate increase effective in May 2015, partially offset by customer attrition.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $342.3 million for the year ended December 31, 2015 as compared to $189.2 million for the year ended December 31, 2014, an increase of $153.1 million, or 80.9%. This increase was primarily due to the acceleration of amortization of our previous tradename as a result of our rebranding to Change Healthcare and the impact of acquired businesses.

Accretion Expense

Our accretion expense was $10.5 million for the year ended December 31, 2015 as compared to $14.4 million for the year ended December 31, 2014. The amount recognized as accretion expense can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in leverage, operations or other factors.

Interest Expense

Our interest expense was $168.3 million for the year ended December 31, 2015 as compared to $146.8 million for the year ended December 31, 2014, an increase of $21.4 million, or 14.6%. This increase was primarily due to the impact of the December 2014 and August 2015 incremental term loans and the 2021 Notes, partially offset by scheduled principal payments of term loans under the Senior Credit Facilities.

Income Taxes

Our income tax benefit was $74.3 million for the year ended December 31, 2015 as compared to $41.9 million for the year ended December 31, 2014. Our effective tax rate was 43.6% for the year ended December 31, 2015 as compared to 35.6% for the year ended December 31, 2014. The effective tax rate for the year ended December 31, 2015 was primarily affected by changes in state tax apportionment resulting from the Tennessee Revenue Modernization Act and changes in state income tax valuation allowances resulting from the simplification of our legal organizational structure.

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

The segment profit measure primarily utilized by management is adjusted EBITDA which is defined as EBITDA (defined as net income (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization), plus certain other non-cash or non-operating items. The non-cash or other non-operating items affecting the segment profit measure generally include equity compensation; acquisition accounting adjustments; acquisition-related costs; strategic initiatives, duplicative and transition costs; impairment of long lived assets; and contingent consideration adjustments. Adjusted EBITDA for the respective segments excludes all costs and adjustments associated with the above-referenced corporate functions. Financial information, including details of our adjustments to EBITDA, for each of our segments is set forth in Note 18 to the consolidated financial statements included in Item 15 of this Annual Report.

Software and Analytics

Our software and analytics solutions segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	December 31,	December 31,
	2015	2014	$ Change
Solutions Revenue	$353,526	$249,489	$104,037
Adjusted EBITDA	$121,860	$89,528	$32,332

Software and analytics revenue for the year ended December 31, 2015 increased by $104.0 million, or 41.7%, as compared to the prior year period. This increase was primarily driven by $94.2 million related to the impact of acquired businesses, including the August 2015 acquisition of Altegra Health, and new sales and implementations, partially offset by customer attrition.

Software and analytics adjusted EBITDA for the year ended December 31, 2015 increased by $32.3 million, or 36.1% as compared to the prior year period. As a percentage of solutions revenue, software and analytics adjusted EBITDA was 34.5% for the year ended December 31, 2015 as compared to 35.9% for the year ended December 31, 2014. The increase in our software and analytics adjusted EBITDA was primarily due to the impact of the revenue items described above and increased productivity. The decrease in our software and analytics adjusted EBITDA as a percentage of revenue is primarily due to changes in revenue mix, partially offset by increased productivity.

Network Solutions

Our network solutions segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	December 31,	December 31,
	2015	2014	$ Change
Solutions Revenue	$375,582	$349,061	$26,521
Adjusted EBITDA	$203,737	$179,539	$24,198

Network solutions revenue for the year ended December 31, 2015 increased by $26.5 million, or 7.6%, as compared to the prior year period primarily due to increased volumes, new sales and implementations and $10.9 million related to the impact of acquired businesses, partially offset by customer attrition.

Network solutions adjusted EBITDA for the year ended December 31, 2015 increased by $24.2 million, or 13.5%, as compared to the prior year period. As a percentage of solutions revenue, network solutions adjusted EBITDA was 54.2% for the year ended December 31, 2015 as compared to 51.4% for the year ended December 31, 2014. The increase in network solutions adjusted EBITDA and as a percentage of solutions revenue was primarily due to the impact of the revenue items described above, pricing initiatives and other efficiency measures.

Technology-enabled Services

Our technology-enabled services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	December 31,	December 31,
	2015	2014	$ Change
Solutions Revenue	$421,455	$431,674	$(10,219)
Adjusted EBITDA	$152,770	$161,497	$(8,727)

Technology-enabled services revenue for the year ended December 31, 2015 decreased by $10.2 million, or 2.4%, as compared to the prior year period. This decrease was primarily due to the effects of changing reimbursement patterns and rates of federal and state payers related to our government program eligibility and enrollment services, the previously disclosed partial loss of a customer contract which occurred in June 2015 and decreased volumes in our payment and communication solutions, partially offset by $16.2 million related to the impact of acquired businesses and new sales and implementations.

Technology-enabled services adjusted EBITDA for the year ended December 31, 2015 decreased by $8.7 million, or 5.4%, as compared to the prior year period. As a percentage of revenue, technology-enabled services adjusted EBITDA was 36.2% for the year ended December 31, 2015 as compared to 37.4% for the year ended December 31, 2014. The decrease in technology-enabled services adjusted EBITDA and as a percentage of revenue was primarily due to the impact of the revenue items described above and changes in revenue mix, partially offset by productivity improvements and other efficiency measures.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Solutions Revenues

Our solutions revenues were $1,006.9 million for the year ended December 31, 2014 as compared to $930.7 million for the year ended December 31, 2013, an increase of $76.2 million, or 8.2%. Factors affecting our solutions revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $462.3 million for the year ended December 31, 2014 as compared to $447.3 million for the year ended December 31, 2013, an increase of $15.0 million, or 3.4%. The increase in our cost of operations is primarily due to business growth, including the impact of acquired businesses and increased labor and strategic growth initiative costs. As a percentage of solutions revenue, our cost of operations was 45.9% for the year ended December 31, 2014 as compared to 48.1% for the year ended December 31, 2013. The decrease in our cost of operations as a percentage of revenue is primarily due to changes in revenue mix and increased productivity.

Development and Engineering Expense

Our total development and engineering expense was $33.0 million for the year ended December 31, 2014 as compared to $31.4 million for the year ended December 31, 2013, an increase of $1.5 million, or 4.9%. The increase in our development and engineering expense is primarily due to business growth, including the impact of acquired businesses, partially offset by cost reductions resulting from efficiency measures.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $198.4 million for the year ended December 31, 2014 as compared to $170.1 million for the year ended December 31, 2013, an increase of $28.3 million, or 16.7%. The increase in our sales, marketing, general and administrative expense was primarily due to business growth, including the impact of acquired businesses and increased strategic growth initiatives and acquisition-related costs, partially offset by productivity improvements.

Postage

Our postage revenue and customer postage expense was $343.5 million for the year ended December 31, 2014 as compared to $311.9 million for the year ended December 31, 2013, an increase of $31.6 million, or 10.1%. This increase in postage revenue and corresponding expense was due to increased volumes in our payment and communication solutions business and approximately $9.5 million related to the impact of the United States postage rate increase effective January 2014.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $189.2 million for the year ended December 31, 2014 as compared to $183.8 million for the year ended December 31, 2013, an increase of $5.4 million, or 2.9%. This increase was primarily due to capital expenditures and acquisition activity, partially offset by the effects of the impairment charge related to the pending partial loss of a customer contract.

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

Interest Expense

Our interest expense was $146.8 million for the year ended December 31, 2014 as compared to $153.2 million for the year ended December 31, 2013, a decrease of $6.3 million, or 4.1%. This decrease was primarily due to the effect of lower interest rates on the Senior Credit Facilities as a result of the April 2013 repricing transaction and continued principal amortization, partially offset by the impact of the December 2014 incremental term loan.

Income Taxes

Our income tax benefit was $41.9 million for the year ended December 31, 2014 as compared to $36.7 million for the year ended December 31, 2013. Our effective tax rate was 35.6% for the year ended December 31, 2014 as compared to 33.0% for the year ended December 31, 2013. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to the change in tax status of a subsidiary from a partnership to a corporation in January 2014, a decrease in state income tax rates and return to provision adjustments related to the 2013 tax year that we recognized in 2014.

Segment Revenues and Adjusted EBITDA

Software and Analytics

Our software and analytics segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	December 31,	December 31,
	2014	2013	$ Change
Solutions Revenue	$249,489	$206,974	$42,515
Adjusted EBITDA	$89,528	$65,739	$23,789

Software and analytics revenue for the year ended December 31, 2014 increased by $42.5 million, or 20.5%, as compared to the prior year period. This increase was primarily driven by new sales and implementations, particularly within our electronic payment and revenue cycle technology solutions, and $6.4 million related to the impact of acquired businesses.

Software and analytics adjusted EBITDA for the year ended December 31, 2014 increased by $23.8 million, or 36.2% as compared to the prior year period. As a percentage of solutions revenue, software and analytics adjusted EBITDA was 35.9% for the year ended December 31, 2014 as compared to 31.8% for the year ended December 31, 2013. The increase in our software and analytics adjusted EBITDA and as a percentage of solutions revenue was primarily due to the impact of the revenue items described above, as well as revenue mix and increased productivity.

Network Solutions

Our network solutions segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	December 31,	December 31,
	2014	2013	$ Change
Solutions Revenue	$349,061	$331,479	$17,582
Adjusted EBITDA	$179,539	$164,700	$14,839

Network solutions revenue for the year ended December 31, 2014 increased by $17.5 million, or 5.3%, as compared to the prior year period primarily due to increased volumes, new sales and implementations and $9.1 million related to the impact of acquired businesses, partially offset by customer attrition.

Network solutions adjusted EBITDA for the year ended December 31, 2014 increased by $14.8 million, or 9.0%, as compared to the prior year period. As a percentage of solutions revenue, network solutions adjusted EBITDA was 51.4% for the year ended December 31, 2014 as compared to 49.7% for the year ended December 31, 2013. The increase in network solutions adjusted EBITDA and as a percentage of solutions revenue was primarily due to the impact of the revenue items described above, as well as productivity improvements and other efficiency measures.

Technology-enabled Services

Our technology-enabled services revenue and adjusted EBITDA is summarized in the following table (in thousands):

	December 31,	December 31,
	2014	2013	$ Change
Solutions Revenue	$431,674	$417,262	$14,412
Adjusted EBITDA	$161,497	$153,729	$7,768

Technology-enabled services revenue for the year ended December 31, 2014 increased by $14.4 million, or 3.5%, as compared to the prior year period. This increase was primarily due to the impact of acquired businesses, improved reimbursement patterns of federal and state payers related to our government eligibility and enrollment services and new sales and implementations, partially offset by customer attrition.

Technology-enabled services adjusted EBITDA for the year ended December 31, 2014 increased by $7.8 million, or 5.1%, as compared to the prior year period. As a percentage of revenue, technology-enabled services adjusted EBITDA was 37.4% for the year ended December 31, 2014 as compared to 36.8% for the year ended December 31, 2013. The increase in technology-enabled services adjusted EBITDA and as a percentage of revenue was primarily due to the impact of the revenue items described above, as well as productivity improvements and other efficiency measures.

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

We anticipate cash generated by operations, the funds available under our Senior Credit Facilities, including the Revolving Facility (which currently expires in November 2016), and existing cash and equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Senior Credit Facilities in amounts sufficient to enable us to repay our indebtedness, or to fund other liquidity needs.

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

Cash Flows

Operating Activities

Cash provided by operating activities was $166.8 million for the year ended December 31, 2015 as compared to $205.7 million for the year ended December 31, 2014, a decrease of $38.9 million. The decrease in cash provided by operating activities was primarily due to liabilities of Altegra Health that were assumed in connection with the acquisition and paid at closing, the transition of recently acquired payments solutions to our payments platform and higher interest expense related to the Altegra Health financing, partially offset by business growth.

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

Investing Activities

Cash used in investing activities was $780.0 million, $308.2 million and $83.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Cash used in investing activities for all such periods primarily consisted of cash consideration paid for acquisitions and capital expenditures for property and equipment and certain intangible assets.

Financing Activities

Cash provided by financing activities was $597.5 million for the year ended December 31, 2015. Cash provided by financing activities for the year ended December 31, 2015 primarily consisted of borrowings under our Senior Credit Facilities and 2021 Notes and capital contributions to partially finance the Altegra Health acquisition, partially offset by the payment at closing of debt assumed in connection with the Altegra Health acquisition and principal payments under our Senior Credit Facilities and deferred financing arrangements.

Cash provided by financing activities was $108.3 million for the year ended December 31, 2014. Cash provided by financing activities for the year ended December 31, 2014 primarily consisted of borrowings under our Senior Credit Facilities to partially fund acquired businesses, partially offset by principal payments under our Senior Credit Facilities, debt assumed from acquired businesses and deferred financing arrangements.

Cash used in financing activities was $22.1 million for the year ended December 31, 2013. Cash used in financing activities for the year ended December 31, 2013 primarily consisted of principal payments under our Senior Credit Facilities and deferred financing arrangements.

Long-term Debt

Our long-term indebtedness is comprised primarily of the Term Loan Facility, the Revolving Facility and the Senior Notes.

Long-term debt as of December 31, 2015 and 2014 consisted of the following (amounts in thousands):

	December 31,	December 31,
	2015	2014
Senior Credit Facilities
$1,696 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $23,511 and $20,016 at December 31, 2015 and December 31, 2014, respectively (effective interest rate of 4.29%)	$1,621,981	$1,245,376
$160 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $3,334 and $4,438 at December 31, 2015 and December 31, 2014, respectively (effective interest rate of 4.54%)	154,666	155,162
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $6,299 and $7,477 at December 31, 2015 and December 31, 2014, respectively (effective interest rate of 11.53%)	368,701	367,523
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $8,471 and $9,651 at December 31, 2015 and December 31, 2014, respectively (effective interest rate of 11.85%)	366,529	365,349
$250 million 6% Senior Notes due February 15, 2021, net of unamortized discount of $6,161 and $0 at December 31, 2015 and December 31, 2014, respectively (effective interest rate of 6.57%)	243,839	—
Obligation under data sublicense agreement	10,810	17,237
Other	7,427	12,129
Less current portion	(32,775)	(27,308)

Long-term debt	$2,741,178	$2,135,468

Senior Credit Facilities

The Senior Credit Agreement provides that, subject to certain conditions, we may request additional tranches of term loans, increase commitments under the Revolving Facility or the Term Loan Facility or add one or more incremental revolving credit facility tranches (provided that the revolving credit commitments outstanding at any time have no more than three different maturity dates) in an aggregate amount not to exceed (a) $300.0 million plus (b) an unlimited amount at any time, subject to compliance on a pro forma basis with a first lien net leverage ratio of no greater than 4.00 to 1.00. Availability of such additional tranches of term loans or revolving credit facilities and/or increased commitments is subject to, among other conditions, the absence of any default under the Senior Credit Agreement and the receipt of commitments by existing or additional financial institutions. Proceeds of the Revolving Facility, including up to $30.0 million in the form of borrowings on same-day notice, referred to as swingline loans, and up to $50.0 million in the form of letters of credit ($6.7 million outstanding as of December 31, 2015), are available to provide financing for working capital and general corporate purposes.

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

Certain of our United States wholly-owned restricted subsidiaries, together with the Company, are co-borrowers and jointly and severally liable for all obligations under the Senior Credit Facilities. Such obligations of the co-borrowers are unconditionally guaranteed by Change Healthcare Intermediate Holdings, Inc., a direct wholly-owned subsidiary of Change Healthcare, Inc., the Company and each of our existing and future United States wholly-owned restricted subsidiaries (with certain exceptions including immaterial subsidiaries). These obligations are secured by a perfected security interest in substantially all of the assets of the co-borrowers and guarantors now owned or later acquired, including a pledge of all of the capital stock of the Company and our United States wholly-owned restricted subsidiaries and 65% of the capital stock of our foreign restricted subsidiaries, subject in each case to the exclusion of certain assets and additional exceptions.

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

As of December 31, 2015, we believe we were in compliance with all of the applicable debt covenants under the Senior Credit Agreement.

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

The Indentures contain customary covenants that restrict our ability and the ability of our restricted subsidiaries to:

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

As of December 31, 2015, we believe we were in compliance with all of the applicable debt covenants under the Senior Notes.

Summary Disclosures about Contractual Obligations and Commercial Commitments

Contractual Obligations

The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of December 31, 2015:

		Payments by Period
		Total	Less than 1 year	1-3 years	3-5 years	After 5 years
		(in thousands)
Senior Credit Facilities and other long-term obligations	(1)	$1,821,729	$32,775	$1,788,954	$—	$—
2019 Notes	(2)	375,000	—	—	375,000	—
2020 Notes	(3)	375,000	—	—	375,000	—
2021 Notes	(4)	250,000	—	—	—	250,000
Expected interest	(5)	646,453	168,427	320,526	155,625	1,875
Tax receivable agreement obligations to related parties	(6)	355,742	986	63,920	131,573	159,263
Operating lease obligations	(7)	70,233	14,748	24,413	12,053	19,019
Contingent consideration obligation	(8)	4,650	4,650	—	—	—
Purchase obligations and other	(9)	102,920	54,772	19,148	12,000	17,000
Interest rate swap agreements	(10)	3,117	2,547	570	—	—

Total contractual obligations	(11)	$4,004,844	$278,905	$2,271,531	$1,061,251	$447,157

(1)	Represents the principal amount of indebtedness under the Senior Credit Facilities, deferred financing obligations and our data sublicense agreement.
(2)	Represents the principal amount of indebtedness under the 2019 Notes without reduction for any original issue discount.
(3)	Represents the principal amount of indebtedness under the 2020 Notes without reduction for any original issue discount.
(4)	Represents the principal amount of indebtedness under the 2021 Notes without reduction for any original issue discount.
(5)	Consists of interest payable under the Senior Credit Facilities, Senior Notes and imputed interest payable under our data sublicense and other financing obligation agreements. Interest related to the Senior Credit Facilities is based on our interest rates in effect as of December 31, 2015 and assumes that we make no optional or mandatory prepayments of principal prior to their maturity. Because the interest rates under the Senior Credit Facilities are variable, actual payments may differ.
(6)	Represents amount due based on facts and circumstances existing as of December 31, 2015 (without reduction for any fair value adjustment recognized in acquisition method accounting). The timing and/or amount of the aggregate payments due may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and the portion of payments under the tax receivable agreements constituting imputed interest or amortizable basis.
(7)	Represents amounts due under existing operating leases related to our offices and other facilities.
(8)	Contingent consideration transferred in connection with acquisitions includes a contingent obligation to make additional payments based on the achievement of certain future performance objectives. Because the ultimate timing and amount of payments are dependent on the outcome of future events, the timing and/or amount of these additional payments may vary from this estimate.
(9)	Represents contractual commitments under the transaction and advisory fee agreement we entered into with affiliates of the Investor Group in connection with the 2011 Merger, certain telecommunication and other supply contracts and certain other obligations. Where our purchase commitments are cumulative over a period of time (i.e. no specified annual commitment), the table above assumes such commitments will be fulfilled on a ratable basis over the commitment period. Under the transaction and advisory fee agreement, in connection with or in anticipation of a change in control, sale of all or substantially all of our assets or an initial public offering of our equity, the affiliates of the Investor Group have the option to receive a single lump sum cash payment equal to the then-present value of all the then-current and future annual advisory fees payable, assuming a remaining 12-year payment period from the date of the election.
(10)	Under our interest rate swap agreements, we receive a three-month LIBOR rate and pay a fixed rate of 1.6485% on a $640.0 million notional amount. The amounts in the above table represent the net amounts we expect to pay (including interest) in the respective periods based upon the three-month LIBOR yield curve in effect as of December 31, 2015.
(11)	Total contractual obligations exclude liabilities for uncertain tax positions of $0.1 million and commitments of a maximum of $7.0 million potentially due under the Company’s long term incentive plans from the above table due to the high degree of uncertainty regarding the ultimate amount, if any, and timing of future cash payments.

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

Recent Accounting Pronouncements

Our recent accounting pronouncements are summarized in Note 2 to our consolidated financial statements included elsewhere in this Form 10-K.

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

As of December 31, 2015, we had outstanding borrowings of $1,803.5 million (before unamortized debt discount) under the Senior Credit Agreement. The LIBOR-based interest rate on the Term Loan Facility and the Revolving Facility were each LIBOR plus 2.50%. The Term Loan Facility is subject to a LIBOR floor of 1.25% and there is no LIBOR floor on the Revolving Facility.

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

In January 2012, we executed three interest rate swap agreements with an aggregate notional amount of $640.0 million to reduce the variability of interest payments associated with the Term Loan Facility. For the year ended December 31, 2015, our interest rate swap agreements were designated as a cash flow hedge so that changes in the fair market value of the interest rate swap agreements were included within other comprehensive income.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. However, due to a floor on the floating rate index of 1.25% under the Term Loan Facility, as of December 31, 2015, our interest rates must increase by more than 100 basis points before our interest expense or cash flows are affected. Based on our outstanding debt as of December 31, 2015, and assuming that our mix of debt instruments, interest rate swaps and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have minimal impact on our earnings and cash flows.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule

13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to ensure that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting.

Management reviewed the results of the assessment with the audit committee of the board of directors. Based on its assessment and review with the audit committee, management concluded that, at December 31, 2015, we maintained effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information with respect to current members of our board of directors as well as information relating to our current executive officers (ages are as of March 1, 2016).

Name	Age	Position
Neil E. de Crescenzo	54	Chief Executive Officer, Director
Randy Giles	58	Chief Financial Officer
Alex Choy	53	Executive Vice President — Research and Development, and Chief Information Officer
Jason Erdell	42	Executive Vice President — Technology-enabled Services
Douglas M. Ghertner	40	Executive Vice President — Chief Sales Officer
Kriten Joshi	44	Executive Vice President — Products
Dennis Robbins	45	Chief Accounting Officer
Gregory T. Stevens	50	Executive Vice President, General Counsel and Secretary
Howard L. Lance	60	Chairman of the Board of Directors
Philip M. Pead	63	Director
Pamela J. Pure	55	Director
Phillip W. Roe	55	Director
Neil P. Simpkins	49	Director
Justin Sunshine	33	Director
Allen Thorpe	45	Director

Neil E. de Crescenzo. Mr. de Crescenzo, 54, has been our Chief Executive Officer and a member of our board of directors since September 2013. Prior to joining Change Healthcare, Mr. de Crescenzo served as the Senior Vice President and General Manager of the Global Health Sciences business of Oracle Corporation from June 2008 to September 2013. Prior to joining Oracle in 2006, Mr. de Crescenzo spent 10 years at IBM Corporation, including his last role as senior executive for Global Healthcare Business Consulting Services. Mr. de Crescenzo received a B.A. in Political Science from Yale University and an M.B.A. from Northeastern University. As a member of Change Healthcare’s senior management team, Mr. de Crescenzo provides our board of directors significant management and leadership experience gained by having served in multiple management and leadership positions within large providers of software and technology products and services. In addition, our board of directors benefits from Mr. de Crescenzo’s many years of experience in the healthcare software and information technology industries.

Randy Giles. Mr. Giles, 58, has been our Chief Financial Officer since April 2014 and served as our Executive Vice President — Finance from February 2014 to April 2014. Prior to joining Change Healthcare, Mr. Giles was an Executive Vice President from November 2010 to April 2011 and Executive Vice President, Chief Financial Officer and Treasurer for Coventry Health Care, Inc. from May 2011 to June 2013, when Coventry was acquired by Aetna. Prior to joining Coventry, Mr. Giles held numerous executive positions for UnitedHealthcare, the commercial health benefits division of UnitedHealth Group, Inc., including serving as CEO of two of UnitedHealthcare’s health plans in Texas and Division/Region CFO for several markets from August 1993 to October 2010. Prior to joining UnitedHealthcare, Mr. Giles held senior level positions at various health plans and began his career at Ernst & Young. Mr. Giles received a B.A. in Political Science and Economics from the University of North Carolina and an M.B.A. with concentrations in Finance and Accounting from Emory University.

Alex Choy. Mr. Choy, 53, has been our Executive Vice President — Research and Development and Chief Information Officer since January 2014. Prior to joining Change Healthcare, Mr. Choy served as the Global Vice President, Product Development at Oracle Corporation from January 2013 to December 2013. Prior to that, Mr. Choy served as the Vice President Engineering for enterprise software products for Adobe Systems from May 2006 to December 2012. Prior to joining Adobe, Mr. Choy held senior level engineering and development positions at Interwoven, Veritas Software, Tandem, Sun Microsystems and Hewlett-Packard. Mr. Choy received a B.S. in Computer Science from the University of California, Berkeley and a Masters Degree in Computer Science from Stanford University.

Jason Erdell. Mr. Erdell, 42, has been our Executive Vice President — Technology-enabled Services since January 2015. Prior to joining Change Healthcare, Mr. Erdell held numerous executive positions for MedAssets from November 2010 to December 2014, including serving as the Managing Director of Consulting and Professional Services and the General Manager of Workforce Solutions. Prior to joining MedAssets, Mr. Erdell was Senior Vice President of Enterprise Accounts for The Broadlane Group, a healthcare group purchasing organization acquired by MedAssets in November 2010. Prior to joining The Broadlane Group in May 2009, Mr. Erdell held senior level positions for Gap Inc., Booz Allen Hamilton and Hewlett-Packard. Mr. Erdell received a B.S. in Operations Research and Industrial Engineering from Cornell University and an M.B.A. from the Kellogg School of Management at Northwestern University.

Douglas M. Ghertner. Mr. Ghertner, 40, has been our Executive Vice President — Chief Sales Officer since January 2016. Prior to that, Mr. Ghertner served as our Executive Vice President of Consumer Engagement since November 2014 when we acquired Change Healthcare Corporation. Prior to the acquisition, Mr. Ghertner served as the President and Chief Executive Officer of Change Healthcare Corporation (now known as Change Healthcare Engagement Solutions, Inc.) from July 2011 to November 2014. Previously, Mr. Ghertner held various leadership positions at CVS Health, most recently as Senior Vice President of Client Solutions. Mr. Erdell received a B.S. in Commerce from Washington and Lee University and an M.B.A. from the Terry College of Business at the University of Georgia.

Kriten Joshi. Mr. Joshi, 44, has been our Executive Vice President – Products since December 2013. Prior to joining Change Healthcare, Mr. Joshi was Global Vice President of Healthcare Product Strategy for Oracle Corporation’s Health Sciences Global Business Unit from December 2006 to December 2013. Prior to joining Oracle, Mr. Joshi served in senior strategy roles in IBM’s Global Sales and Distribution organization from 2003 to 2006. Prior to that, Mr. Joshi was with McKinsey and Co. Mr. Joshi received a B.S. in Mathematics from the California Institute of Technology and a Ph.D. in Physics from the Massachusetts Institute of Technology.

Dennis Robbins. Mr. Robbins, 45, has been our Chief Accounting Officer since April 2015 and has served as a Vice President of Finance for Change Healthcare since September 2008. Previously, Mr. Robbins held various leadership positions at Ernst & Young LLP from August 1993 to September 2008, most recently as Senior Manager. Mr. Robbins received a B.S. in both Finance and Accounting from Tennessee Technological University and has been a Certified Public Accountant since 1993.

Gregory T. Stevens. Mr. Stevens, 50, has been our Executive Vice President, General Counsel and Secretary since July 2008. Prior to joining Change Healthcare, Mr. Stevens served as Chief Administrative Officer, General Counsel, Secretary and Chief Compliance Officer of Spheris Inc. from July 2003 to June 2008. During February 2010, Spheris filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in order to facilitate the sale of Spheris pursuant to Section 363 thereunder to MedQuist Holdings, Inc. Previously, Mr. Stevens served as General Counsel and Secretary of Luminex Corporation and as the Senior Vice President and General Counsel for Envoy Corporation. Prior to joining Envoy, Mr. Stevens practiced corporate and securities law with Bass, Berry & Sims PLC. Mr. Stevens received a B.A. in Economics and History and a J.D. from Vanderbilt University.

Howard L. Lance. Mr. Lance, 60, has served on our board of directors since November 2012 and became the chairman of our board of directors in February 2013. Mr. Lance served as the Chairman, President and Chief Executive Officer of Harris Corporation from January 2003 until December 2011. Mr. Lance serves as chairman of the board of directors of Summit Materials, Inc. and as a director of Ferrovial S.A. Mr. Lance served as a director of Eastman Chemical Company from 2005 to 2014, Stryker Corporation from 2009 to 2014 and Aviat Networks, Inc. from 2007 to 2009. Mr. Lance received a B.S. in Industrial Engineering from Bradley University and an M.S. in Management from Purdue University. Mr. Lance brings to our board of directors extensive leadership and management skills developed through his prior service as a senior executive officer and director of large, public companies.

Philip M. Pead. Mr. Pead, 63, rejoined our board of directors in November 2012, having previously served on our board from February 2009 through August 2011. Mr. Pead has served as President and Chief Executive Officer of Progress Software Corp. since December 2012. Mr. Pead previously served as Executive Chairman and Interim Chief Executive Officer of Progress Software Corp. from November 2012 to December 2012, and as Non-Executive Chairman beginning in July 2012, having joined the Progress Software Corp. board of directors in July 2011. Prior to that, Mr. Pead served as Chairman of the board of directors of Allscripts Healthcare Solutions, Inc. from August 2010 through April 2012 following Allscripts’s acquisition of Eclipsys Corporation where he had served as President and Chief Executive Officer since May 2009. Mr. Pead also served as a director of Eclipsys from February 2009 until its acquisition by Allscripts. Mr. Pead received a B.S. in Economics from the University of London and a Business Administration Diploma from Harrow College of Technology. As the former chairman of the board of directors and executive officer of publicly-traded healthcare technology companies, Mr. Pead brings to Change Healthcare and our board of directors his leadership skills and intimate knowledge of the industry. Mr. Pead also has significant and varied management expertise, developed in roles of increasing responsibility throughout his career, including the integration of acquired companies, improving operating efficiencies and margins, managing complex regulatory compliance matters and growing the business, all of relevance to Change Healthcare.

Pamela J. Pure. Ms. Pure, 55, has served on our board of directors since January 2012. Ms. Pure has served as Chief Executive Officer of HealthMEDX, LLC since December 2011. Prior to that, Ms. Pure held numerous executive positions for McKesson Corporation and its affiliates since 2001, including her last role as Executive Vice President, McKesson Corporation and President, McKesson Technology Solutions from 2004 to 2009. Ms. Pure received a B.S. in Public Health from the University of North Carolina. Ms. Pure brings to our board of directors more than 25 years of experience in the healthcare information technology and services industry.

Phillip W. Roe. Mr. Roe, 55, joined our board of directors in November 2015. Mr. Roe has served as the Chief Executive Officer of Martin Ventures, a private family-owned venture company, since June 2015. Mr. Roe previously served as Senior Vice President, Finance of Tenet Healthcare from October 2013 to May 2015 following Tenet’s acquisition of Vanguard Health Systems where he served as the Executive Vice President, Chief Financial Officer and Treasurer since November 2007. Prior to that, he served as Senior Vice President, Controller and Chief Accounting Officer of Vanguard Health Systems since July 1997. Mr. Roe received a B.S. in Accounting from Oklahoma Christian University and is a certified public accountant. As a member of our board of directors, Mr. Roe contributes more than 20 years of experience in the healthcare industry and significant financial experience as a former chief financial officer of a public company.

Neil P. Simpkins. Mr. Simpkins, 49, became a member of our board of directors in November 2011 and served as the chairman of our board of directors through February 2013. Mr. Simpkins has served as a Senior Managing Director in the Private Equity Group of Blackstone since December 1999. From 1993 until the time he joined Blackstone, Mr. Simpkins was a Principal at Bain Capital. Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in London and in the Asia Pacific region. Mr. Simpkins has led Blackstone’s acquisitions of TRW Automotive Holding Corp., Vanguard Health Systems, Team Health, Apria Healthcare Group, Summit Materials, Gates Corporation and Change Healthcare. He currently serves as a director of Gates Corporation, Apria Healthcare Group and Summit Materials. Mr. Simpkins graduated with honors from Oxford University and received an M.B.A. from Harvard Business School. Mr. Simpkins has significant financial and investment experience and possesses executive management and strategic skills gained through his experience with other Blackstone portfolio companies. Mr. Simpkins also brings to us his additional board experience with several public and private companies which helps us informally benchmark our practices.

Justin Sunshine. Mr. Sunshine, 33, joined our board of directors in March 2014. Mr. Sunshine is a Principal in the Private Equity Group at Blackstone, with a focus on the healthcare sector. Mr. Sunshine has worked in both the New York and London offices, and has been involved in the execution of Blackstone’s investments in the Intertrust Group, the ATC Group, Scout24, Apria Healthcare Group and Change Healthcare. Prior to joining the Private Equity Group, Mr. Sunshine was an Associate within Blackstone Advisory Partners from August 2009 to September 2011. Prior to Blackstone, Mr. Sunshine worked as a consultant in the strategy practice at Accenture. He currently serves as a member of the board of directors of Apria Healthcare Group. Mr. Sunshine received a B.B.A. in Finance from the University of Texas at Austin and an M.B.A. from the University of Chicago Booth School of Business. Mr. Sunshine has been engaged in the private equity industry for several years and brings to us his financial and investment experience that he gained while working on complex transactions related to other Blackstone portfolio companies.

Allen R. Thorpe. Mr. Thorpe, 45, has been a member of our board of directors since September 2008. Mr. Thorpe joined Hellman & Friedman in 1999 and has served as a Managing Director of Hellman & Friedman since 2004. At Hellman & Friedman, his primary areas of focus are healthcare and financial services. Prior to joining Hellman & Friedman in 1999, Mr. Thorpe was a Vice President with Pacific Equity Partners and a Manager at Bain & Company. Mr. Thorpe serves as a director of Edelman Financial Services and Pharmaceutical Product Development, Inc. and is a member of the advisory board of Grosvenor Capital Management Holdings, LLLP. He was formerly a director of Sheridan Holdings, Inc., Artisan Partners Asset Management Inc., LPL Financial Holdings Inc., Activant Solutions, Vertafore Inc., Mondrian Investment Partners Ltd., Gartmore Investment Management Limited and Mitchell International. Mr. Thorpe received an A.B. from Stanford University and an M.B.A. from Harvard Business School. As a member of our board of directors, Mr. Thorpe contributes his strategic, financial, healthcare and capital markets expertise through his career with equity investment firms. Mr. Thorpe also contributes insights on board leadership developed through his service on several boards of Hellman & Friedman’s portfolio companies.

Section 16(a) Beneficial Ownership Reporting Compliance

None of our directors, executive officers or beneficial owners of more than 10% of our equity securities is required to file reports pursuant to Section 16(a) of the Exchange Act with respect to their relationship with us because we do not have equity securities registered pursuant to Section 12 of the Exchange Act.

Governance Matters

Composition of our Board of Directors

Pursuant to the stockholders’ agreement among Change Healthcare, Parent, the Investor Group and the other equity holders of Parent, including certain members of our senior management (as amended, the “Stockholders’ Agreement”), Parent’s board of directors must be comprised of at least five members, three of whom are designated by Blackstone, one of whom is designated by Hellman & Friedman and one of whom is our chief executive officer. Blackstone may increase the size of Parent’s board of directors to eight directors at any time to accommodate the election of three independent directors to be selected by Blackstone in consultation with Hellman & Friedman. According to the terms of the Stockholders’ Agreement, we are required to take all necessary action to cause the persons constituting Parent’s board of directors to be appointed as members of our board of directors unless Blackstone or Hellman & Friedman otherwise elects. In the event that Hellman & Friedman ceases to hold 25% or more of its initial ownership interest in Parent, it will no longer be entitled to designate a director for election to Parent’s or our board of directors or to a consultation right with respect to the election of independent directors. Blackstone has the right to appoint and remove (in consultation with Hellman & Friedman) all independent directors on Parent’s and our board of directors and fill vacancies created by reason of death, removal or resignation of all such independent directors. In addition, for so long as certain investment funds associated with Goldman, Sachs & Co. continue to hold, together with their affiliates, at least 10% of the 2020 Notes, we have granted GS Mezzanine Partners V Institutional, L.P. a right to (i) designate a non-voting observer to our board of directors, (ii) consult with our management on matters relating to our operations, (iii) access our facilities, properties, books and records and (iv) receive additional information as it may reasonably request from time to time.

In November 2015, the size of our board of directors was increased to eight, and Mr. Roe was elected to serve as an independent director on each of Parent’s and our board of directors along with Ms. Pure and Mr. Pead. Mr. Thorpe serves on the board of directors of both entities as a designee of Hellman & Friedman, and Messrs. Lance, Simpkins and Sunshine serve as designees of Blackstone. In addition, Mr. de Crescenzo, our chief executive officer, serves on each of Parent’s and our board of directors.

Board Committees

Our Stockholders’ Agreement requires that our board of directors maintain the following three standing committees: an audit committee, a compensation committee and a nominating committee. Each of the standing committees operates pursuant to a written charter. The following is a brief description of these standing committees of our board of directors, including their membership and responsibilities during 2015.

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

The audit committee is currently comprised of Messrs. Pead (chair), Roe, Sunshine and Thorpe. During 2015, the audit committee was comprised of Messrs. Pead, Sunshine, Thorpe and Roe, who joined the committee in November 2015. Because we do not have any securities listed on a national securities exchange or on an automated quotation system, our board of directors is not required to have on the audit committee a person who qualifies under the rules of the SEC as an “audit committee financial expert” or as having accounting or financial management expertise under the similar rules of the national securities exchanges. While the audit committee has not designated any of its members as an audit committee financial expert, we believe that each of the current members of the audit committee is fully qualified to address any accounting, financial reporting or audit issues that may come before the audit committee.

Compensation Committee. The compensation committee (i) reviews and recommends policies relating to compensation and benefits of our directors, employees and certain other persons providing services to us and (ii) is responsible for reviewing and approving the compensation of our senior management. The compensation committee is currently comprised of Messrs. Simpkins (chair), Lance and Thorpe. The same individuals comprised the compensation committee throughout 2015.

Nominating Committee. The nominating committee (i) assists our board of directors in identifying and recommending individuals qualified to serve as directors of the Company, (ii) recommends to our board of directors director nominees for each committee of our board of directors, (iii) reviews and considers candidates who may be suggested by any of our directors or executive officers, or by any of our stockholders, if made in accordance with the Stockholders’ Agreement, our certificate of incorporation, bylaws and applicable law and (iv) reviews succession plans relating to senior management. The nominating committee is currently comprised of Messrs. Simpkins (chair), Lance and Thorpe. The same individuals comprised the nominating committee throughout 2015.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. The Code of Business Conduct and Ethics is available on the Investors page of our website at http://changehealthcare.com/about/investors under the heading “Corporate Governance” after selecting the “Learn More” button. We plan to post any amendments to the Code of Business Conduct and Ethics on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The following discussion analyzes our executive compensation program with respect to our named executive officers for the year ended December 31, 2015 and the material elements of the compensation packages awarded to such officers. The individuals whose compensation is discussed below are our Chief Executive Officer, Neil E. de Crescenzo; our Chief Financial Officer, Randy Giles; our Executive Vice President — Research and Development and Chief Information Officer, Alex Choy; our Executive Vice President — Technology-enabled Services, Jason Erdell; and our Executive Vice President — Products, Kriten Joshi. We collectively refer to these individuals in the following discussion as our “named executive officers.”

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

After considering our chief executive officer’s evaluations and recommendations and such other factors as the nature and responsibilities of each named executive officer’s position, the named executive officer’s experience, Change Healthcare’s achievement of corporate goals, the named executive officer’s achievement of individual goals and competitive industry compensation, the compensation committee sets the annual compensation of our named executive officers. The compensation committee then sets the compensation of our chief executive officer in a meeting at which the chief executive officer is not present. The compensation for each of our named executive officers is set and recommended for adoption at meetings of the compensation committee generally held in the first quarter of each year.

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

We believe that having compensation programs designed to align executive officers’ interests with those of Change Healthcare in achieving positive business results and to reinforce accountability is the cornerstone to successfully implementing and achieving our strategic plans. In determining the compensation of our named executive officers, we are guided by the following key principles:

Competitiveness of Compensation. Compensation should be responsive to the competitive marketplace so that we continue to be able to attract, retain and motivate talented executives.

Accountability for Overall Business Performance. A portion of compensation should be tied to our overall performance so that our named executive officers are held accountable through their compensation for the performance of Change Healthcare as a whole.

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

During 2015, the base salary for Messrs. de Crescenzo, Giles, Choy, Erdell and Joshi was $721,000, $463,500, $437,750, $360,000 and $437,750, respectively. For 2015, base salaries comprised 72%, 75%, 73%, 21% and 75% of the total compensation for Messrs. de Crescenzo, Giles, Choy, Erdell and Joshi, respectively. To date, none of the named executive officers has received a salary increase in 2016.

Annual Cash Bonuses

We provide our named executive officers with the opportunity to share in our success through annual bonuses awarded under our bonus program for management employees (the “Management Bonus Program”). The Management Bonus Program provides Change Healthcare’s senior management and certain key employees the opportunity to earn compensation in addition to their base salaries up to a target bonus potential. The compensation committee has general authority for oversight and interpretation of the Management Bonus Program. The compensation committee, with the recommendations of our chief executive officer (other than with respect to himself), is responsible for (i) setting annual objective performance targets, (ii) reviewing actual performance and (iii) determining the amount of the compensation payable to each named executive officer.

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

2015

The compensation committee determined that 50% of the 2015 objective performance measures were based on Adjusted EBITDA targets and 50% were based on revenue targets under the Management Bonus Program. For the year ended December 31, 2015, annual cash bonuses were linked to achievement of Adjusted EBITDA within a range of $371 million to $441 million and achievement of revenue from $1.37 billion to $1.63 billion. We believe the combination of these performance factors and the proportionate weighting assigned to each reflected our overall Company goals for 2015, which balanced the achievement of revenue growth and improving our operating efficiency. These measures were calculated in the same manner as reported in our financial results.

For 2015, our named executive officers’ target annual cash bonuses as a percentage of base salary were 100% for Mr. de Crescenzo; 85% for each of Messrs. Giles, and Joshi, 80% for Mr. Choy and 70% for Mr. Erdell.

At the compensation committee’s first quarter 2016 meetings, the compensation committee reviewed the Company and individual performance results for 2015. The compensation committee, without input from Mr. de Crescenzo, determined the actual amount of cash bonuses to be paid to Mr. de Crescenzo, and, together with Mr. de Crescenzo’s input, determined the bonus payment for each other named executive officer. Based upon both achievement of Adjusted EBITDA of $404 million and revenue of $1.48 billion and each named executive officer’s individual performance review, Messrs. de Crescenzo, Giles, Choy, Erdell and Joshi received bonuses of $280,469, $153,256, $167,746, $100,000 and $144,742, respectively, for 2015.

2016

In November 2015, the compensation committee determined the objective performance measures for 2016 under the Management Bonus Program. For the year ending December 31, 2016, 50% of the objective performance measures will be based on Adjusted EBITDA targets and 50% will be based on revenue targets. After the objective performance measures are calculated, adjustments to the annual cash bonuses payable for 2016 will be made based on the executive’s achievement of individual objectives and contributions to us during the year. For 2016, our named executive officers’ target annual cash bonuses as a percentage of base salary are 100% for Mr. de Crescenzo, 85% for each of Messrs. Giles and Joshi, 80% for Mr. Choy and 70% for Mr. Erdell.

Equity-Based Awards

Parent Equity Plan

In addition to base salary and cash bonus compensation, each of our named executive officers is provided equity-based award compensation. Parent adopted the Change Healthcare, Inc. Amended and Restated 2009 Equity Incentive Plan (the “Parent Equity Plan”) in connection with the 2011 Merger. Pursuant to the Parent Equity Plan, 180,950 shares of Parent common stock have been reserved for issuance of equity awards to employees, directors and consultants of Parent and its affiliates. Parent has the authority to grant awards, to set the terms and conditions of such awards and to adopt, alter and repeal rules, guidelines and practices relating to the Parent Equity Plan and any awards granted thereunder. Because we are an indirect wholly owned subsidiary of Parent, awards under the Parent Equity Plan represent an indirect ownership interest in Change Healthcare.

In January 2015, Parent granted a stock option award to purchase shares of Parent common stock under the Parent Equity Plan to Mr. Erdell. Pursuant to an award agreement entered into by Mr. Erdell, he was granted options to purchase an aggregate of 2,000 shares of Parent common stock as follows:

(1) 1,000 Tier 1 Time-Vesting Options, which have an exercise price per share equal to $1,465 (the grant date fair market value as determined by Parent) and vest in equal 20% annual installments on the first through the fifth anniversary of the grant date, subject to the optionee’s continued employment through each vesting date;

(2) 500 2.5x Exit-Vesting Options, which have an exercise price per share equal to $1,465, and vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least 2.5 times Blackstone’s cumulative invested capital (measured on a per Parent share basis) in Parent (the “2.5x MOIC Hurdle”) or (ii) sufficient to result in an annual internal rate of return on Blackstone’s cumulative invested capital in Parent of at least 25% (the “25% IRR Hurdle”); and

(3) 500 3x Exit-Vesting Options, which have an exercise price per share equal to $1,465, and vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least 3.0 times Blackstone’s cumulative invested capital (measured on a per Parent share basis) in Parent (the “3x MOIC Hurdle”) or (ii) sufficient to result in an annual internal rate of return on Blackstone’s cumulative invested capital in Parent of at least 30% (the “30% IRR Hurdle”).

No other equity-based awards were made to our named executive officers during 2015.

Co-Investment

Another component of equity based awards is that certain members of senior management, including certain named executive officers, and the board of directors are provided with the opportunity to invest in the common stock of Parent. We consider this investment opportunity an important part of our equity program because it encourages stock ownership and aligns the investing executive officer’s financial interests with those of our stockholders. In January 2015, Mr. Erdell purchased 341 shares of Parent common stock at $1,465 per share for $499,565. No other named executive officers co-invested in Parent in 2015.

Perquisites and Other Benefits

Our named executive officers are eligible to receive the same benefits we provide, and to participate in all plans we offer, to other full-time employees, including health and dental insurance, group term life insurance, short- and long-term disability insurance, other health and welfare benefits, our 401(k) Savings Plan (including Change Healthcare’s matching contribution) and other voluntary benefits. Perquisites, however, are not a material component of our executive compensation programs.

In 2015, the only perquisite or other compensation benefits deemed to be other compensation to our named executive officers for purposes of the Summary Compensation Table below were compensation related to Company-requested attendance at Company-sponsored award trips. See “— Summary Compensation Table” below.

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

Pursuant to the award agreements under the Parent Equity Plan, the awards granted to each named executive officer include acceleration of vesting features in connection with a change of control (as defined in the Stockholders’ Agreement). All outstanding unvested (i) Tier 1 and Tier 2 Time-Vesting Options will vest in full to the extent not previously forfeited; (ii) 2x Exit-Vesting Options,which vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (a) equal to at least 2.0 times Blackstone’s cumulative invested capital (measured on a per Parent share basis) in Parent (the “2x MOIC Hurdle”) or (b) sufficient to result in an annual internal rate of return on Blackstone’s cumulative invested capital in Parent of at least 20% (the “20% IRR Hurdle”), will become fully vested if either the 2x MOIC Hurdle or the 20% IRR Hurdle is satisfied in connection with the change of control; (iii) 2.5x Exit-Vesting Options will become fully vested if either the 2.5x MOIC Hurdle or 25% IRR Hurdle is satisfied in connection with the change of control; and (iv) 3x Exit-Vesting Options will become fully vested if either the 3x MOIC Hurdle or 30% IRR Hurdle is satisfied in connection with the change of control. In addition, Mr. Giles’s restricted share units (“RSUs”) will vest in full if his employment is terminated (i) by the Company without cause or due to death or disability; (ii) by Mr. Giles for good reason, as defined in his agreement; or (iii) due to a change of control.

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

Risk Guidelines

The structure of our compensation programs is designed to promote behavior that supports value creation for our stockholders. We believe that the attention of our named executive officers and other key employees should be focused upon key strategic, operational and financial measures. To this end, a considerable portion of the compensation packages of our named executive officers and other key employees is driven by our long-term success. By focusing upon our sustained profitability and growth, we believe our compensation programs discourage our named executive officers and other employees from engaging in unnecessary and excessive risk taking.

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

Compensation Committee Interlocks and Insider Participation

During 2015, none of our executive officers served as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our board of directors or the compensation committee.

Compensation Committee Report

The compensation committee has reviewed the foregoing Compensation Discussion and Analysis and discussed it with management and, based on such review and discussion, recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report.

Submitted by the compensation committee of the board of directors,

Howard Lance

Neil P. Simpkins

Allen R. Thorpe

Summary Compensation Table

The following table summarizes the compensation earned by each of our named executive officers for the years ended December 31, 2015, 2014 and 2013.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($) (1)	($)	($) (2)	($) (3)	($) (4)	($)
Neil E. de Crescenzo	2015	720,673	—	—	—	280,469	427	1,001,569
Chief Executive Officer	2014	700,000	—	—	—	725,000	10,566	1,435,566
	2013	175,000	25,000	—	9,876,423	187,600	25,000	10,289,023
Randy Giles(5)	2015	461,163	—	—	—	153,256	575	614,994
Chief Financial Officer	2014	405,000	—	1,530,000	3,295,742	383,000	5,873	5,619,615
	2013	—	—	—	—	—	—	—
Alex Choy(5)	2015	435,543	—	—	—	167,746	—	603,289
Executive Vice President —	2014	—	—	—	—	—	—	—
Research and Development and CIO	2013	—	—	—	—	—	—	—
Jason Erdell(5)	2015	353,077	—	—	1,242,215	100,000	2,406	1,697,698
Executive Vice President —	2014	—	—	—	—	—	—	—
Technology-enabled Services	2013	—	—	—	—	—	—	—
Kriten Joshi(5)	2015	435,543	—	—	—	144,742	—	580,285
Executive Vice President —	2014	—	—	—	—	—	—	—
Products	2013	—	—	—	—	—	—	—

(1)	The amount reported in this column for 2013 reflects a special bonus paid to Mr. de Crescenzo in recognition of significant contributions to the Company.
(2)	The amounts reported in these columns for 2015 represent the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718. Additional information regarding the awards is set forth in the tables and notes in the sections entitled “— Grants of Plan-Based Awards During 2015” and “— Outstanding Equity Awards at December 31, 2015.” Please see Note 13 to the consolidated financial statements for the year ended December 31, 2015 included elsewhere in this Annual Report for more information on how amounts in these columns are calculated.
(3)	The amounts reported in this column were paid under our Management Bonus Program.
(4)	For 2015, additional compensation includes compensation related to Company-requested attendance at Company-sponsored award trips.
(5)	Mr. Giles was not a named executive officer for the year ended December 31, 2013. Messrs. Choy, Erdell and Joshi were not named executive officers for the years ended December 31, 2014 and 2013. Therefore, only compensation for the applicable years in which they served as executive officers of the Company is included in the table.

Grants of Plan-Based Awards During 2015

The following table summarizes (i) awards granted under our Management Bonus Program and (ii) awards of options to purchase shares of Parent common stock during 2015.

Grant of Plan Based Awards During 2015

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares or Stock Units (#)	All Other Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Threshold ($)(2)	Target ($)	Maximum ($)(3)	Threshold (#)	Target (#)		Maximum (#)
Neil E. de Crescenzo	2/24/2015	180,250	721,000	1,442,000	—	—		—	—	—		—	—
Chief Executive Officer
Randy Giles	2/24/2015	98,464	393,975	787,950	—	—		—	—	—		—	—
Chief Financial Officer
Alex Choy	2/24/2015	87,550	350,200	700,400	—	—		—	—	—		—	—
Executive Vice President — Research and Development and CIO
Jason Erdell	2/24/2015	63,000	252,000	504,000	—	—		—	—	—		—	—
Executive Vice President —	1/5/2015	—	—	—	—	500	(5)	—	—	—		1,465	232,835
Technology-enabled	1/5/2015	—	—	—	—	500	(6)	—	—	—		1,465	197,460
Services	1/5/2015	—	—	—	—	—		—	—	1,000	(7)	1,465	811,920
Kriten Joshi	2/24/2015	93,022	372,088	744,176	—	—		—	—	—		—	—
Executive Vice President — Products

(1)	The amounts reported in these columns reflect amounts payable pursuant to our Management Bonus Program for 2015 at various points within the range of Company performance goals, assuming the satisfaction of individual performance criteria. For a description of the material terms of these awards and actual payouts made, see “Compensation Discussion and Analysis — Annual Cash Bonuses.”
(2)	The “threshold” represents the amount payable upon achievement at the starting point of the targeted ranges of Adjusted EBITDA and revenue, as calculated under the Management Bonus Program for 2015.
(3)	The “maximum” represents the amount payable upon achievement at the top of the targeted ranges of Adjusted EBITDA and revenue, as calculated under the Management Bonus Program for 2015.
(4)	The amounts reported in this column represent the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718. Please see Note 13 to the consolidated financial statements for the year ended December 31, 2015 included elsewhere in this Annual Report for more information on how these amounts were calculated.
(5)	Represents the 2.5x Exit-Vesting Options, which vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least the 2.5x MOIC Hurdle or (ii) sufficient to meet the 25% IRR Hurdle.
(6)	Represents the 3x Exit-Vesting Options, which vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least the 3x MOIC Hurdle or (ii) sufficient to meet the 30% IRR Hurdle.
(7)	Represents the Tier 1 Time-Vesting Options which vest in equal 20% annual installments on the first through the fifth anniversary of the grant date, subject to the optionee’s continued employment through each vesting date.

Outstanding Equity Awards at December 31, 2015

The following table provides information regarding outstanding equity awards held by each of our named executive officers as of December 31, 2015.

	Option Awards									Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units that Have Not Vested (#)		Market Value of Shares or Units that Have Not Vested ($)
Neil E. de Crescenzo Chief Executive Officer	9/30/2013	—		—		3,750.00	(1)	1,020.00	9/30/2023
	9/30/2013	—		—		3,750.00	(2)	1,020.00	9/30/2023
	9/30/2013	1,000.00	(3)	1,500.00	(3)	—		2,500.00	9/30/2023
	9/30/2013	4,000.00	(4)	6,000.00	(4)	—		1,020.00	9/30/2023
Randy Giles Chief Financial Officer	2/4/2014	—		—		—		—	—	1,200.00	(5)	2,124,000	(7)
	2/4/2014	—		—		1,375.00	(1)	1,020.00	2/4/2024
	2/4/2014	—		—		1,375.00	(2)	1,020.00	2/4/2024
	2/4/2014	300.00	(3)	1,200.00	(3)	—		2,500.00	2/4/2024
	2/4/2014	550.00	(4)	2,200.00	(4)	—		1,020.00	2/4/2024
Alex Choy Executive Vice President — Research and Development and CIO	1/20/2014	—		—		1,125.00	(1)	1,020.00	1/20/2024
	1/20/2014	—		—		1,125.00	(2)	1,020.00	1/20/2024
	1/20/2014	270.00	(3)	1,080.00	(3)	—		2,500.00	1/20/2024
	1/20/2014	600.00	(4)	2,400.00	(4)	—		1,020.00	1/20/2024
Jason Erdell Executive Vice President — Technology-enabled Services	1/5/2015	—		—		500.00	(2)	1,465.00	1/5/2025
	1/5/2015	—		—		500.00	(6)	1,465.00	1/5/2025
	1/5/2015	—		1,000.00	(4)	—		1,465.00	1/5/2025

Kriten Joshi Executive Vice President — Products	12/5/2013	—		—		1,050.00	(1)	1,020.00	12/5/2023
	12/5/2013	—		—		1,050.00	(2)	1,020.00	12/5/2023
	12/5/2013	500.00	(3)	750.00	(3)	—		2,500.00	12/5/2023
	12/5/2013	840.00	(4)	1,260.00	(4)	—		1,020.00	12/5/2023

(1)	Represents the 2x Exit-Vesting Options, which vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least the 2x MOIC Hurdle or (ii) sufficient to meet the 20% IRR Hurdle.
(2)	Represents the 2.5x Exit-Vesting Options, which vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least the 2.5x MOIC Hurdle or (ii) sufficient to meet the 25% IRR Hurdle.
(3)	Represents the Tier 2 Time-Vesting Options which vest in equal 20% annual installments on the first through the fifth anniversary of the grant date, subject to the optionee’s continued employment through each vesting date.
(4)	Represents the Tier 1 Time-Vesting Options which vest in equal 20% annual installments on the first through the fifth anniversary of the grant date, subject to the optionee’s continued employment through each vesting date.
(5)	Represents RSUs. Each RSU represents the right to receive one share of common stock of Parent. The RSUs vest in equal 20% annual installments on the first through the fifth anniversary of the grant date, subject to the grantee’s continued employment through each vesting date. The vested RSUs will be settled on the earlier to occur of (a) the fifth anniversary of the grant date, (b) a change in control and (c) a separation of service of Mr. Giles.
(6)	Represents the 3x Exit-Vesting Options, which vest, subject to the optionee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it from time to time, and shall have received cash proceeds in respect of all such Parent shares at a weighted average price per Parent share that is (i) equal to at least the 3x MOIC Hurdle or (ii) sufficient to meet the 30% IRR Hurdle.
(7)	Represents the value as of December 31, 2015 of 1,200 RSUs granted to Mr. Giles based upon a market value of $1,770 per share as of such date.

Stock Awards Exercised During the Year Ended December 31, 2015

The following table provides information about the value realized by each of our named executive officers during the year ended December 31, 2015 upon the vesting of certain RSUs:

	Stock Awards
	Number of Shares Acquired on Vesting		Value Realized on Vesting
Name	(#)		($)
Randy Giles	300	(1)	439,500	(2)
Chief Financial Officer

(1)	In February 2014, Parent granted Mr. Giles 1,500 RSUs under the Parent Equity Plan, of which 20% vested on February 4, 2015. The 300 RSUs will be settled on the earlier to occur of (a) the fifth anniversary of the grant date, (b) a change in control and (c) a separation of service of Mr. Giles.
(2)	Based on a fair market value of $1,465 per share on February 4, 2015, the applicable vesting date.

Nonqualified Deferred Compensation at December 31, 2015

The following table provides information regarding vested and undelivered RSUs held by each of our named executive officers as of December 31, 2015:

Name	Executive Contributions in Last Fiscal Year (1) ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings (Loss) in Last Fiscal Year(2) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End(3) ($)
Randy Giles	439,500	—	91,500	—	531,000
Chief Financial Officer

(1)	The amount reported reflects the value of 300 vested and undelivered RSUs as of the February 4, 2015 vesting date. The 300 RSUs will be settled on the earlier to occur of (a) the fifth anniversary of the grant date, (b) a change in control and (c) a separation of service of Mr. Giles.
(2)	The amount reported reflects the increase in fair market value between February 4, 2015 and December 31, 2015 with respect to the 300 vested RSUs. The amounts reported are not considered compensation reportable in the Summary Compensation Table.
(3)	Represents the value as of December 31, 2015 of 300 RSUs granted to Mr. Giles based upon a market value of $1,770 per share as of such date. With respect to these RSUs, $1,530,000 was previously reported in the “Stock Awards” column of the Summary Compensation Table.

Potential Payments Upon Termination or Change in Control

The following summaries and table describe and quantify the potential payments and benefits that we would provide to our named executive officers in connection with their termination of employment and/or change in control. In determining amounts payable, we have assumed in all cases that the terms of the executive’s current employment and equity award agreements with us were in effect on, and the termination of employment and/or change in control occurred on December 31, 2015.

Severance Benefits – Employment Agreements

The employment of each named executive officer may be terminated by us or by the executive at any time, with or without “cause.” Pursuant to each named executive officer’s employment agreement in effect at the end of 2015, the applicable named executive officer is entitled to receive severance benefits upon termination by us without “cause” or upon his termination due to his death or permanent disability. In addition, Messrs. de Crescenzo and Giles are entitled to receive severance benefits upon resignation for “good reason.” Upon an eligible termination, each named executive officer is entitled to continued payment of his base salary for one year (two years in the case of Mr. de Crescenzo). In addition, each named executive officer is entitled to a lump sum equal to that portion of the health insurance premiums that would have been paid for active employees with similar coverage (up to the amount we pay for active employees) for one year (18 months in the case of Mr. de Crescenzo). Moreover, Mr. de Crescenzo is entitled to be paid, in equal installments over two years, an amount equal to two times his annual target bonus for the year in which his employment is terminated, and Mr. Giles is entitled to be paid, in equal installments over a one-year period, an amount equal to his annual target bonus. The executive’s entitlement to these severance payments and benefits is generally conditioned on continued compliance with his obligations not to compete with us and not to solicit our employees or customers for one year following termination of employment (two years in the case of Mr. de Crescenzo) and his release of all claims against us.

A termination for “cause” generally includes any of the following: failure to comply with our employment policies; dishonesty or breach of trust; or conviction of a felony or crime involving dishonesty, theft or unethical business conduct. Resignation for “good reason” generally includes: a reduction in the executive’s base salary; a reduction in the executive’s title, authority or duties or a relocation by more than fifty miles of the executive’s principal place of employment.

No named executive officer has any right to receive a “gross up” for any excise tax imposed by Section 4999 of the Code, or any other federal, state and local income tax.

Accelerated Vesting of Equity-Based Awards

All outstanding unvested Tier 1 and Tier 2 Time-Vesting Options will vest upon a change in control and the 2x Exit-Vesting Options, 2.5x Exit-Vesting Options and 3x Exit-Vesting Options will vest upon the occurrence of certain “exit” transactions described below which may coincide with a change in control. In addition, Mr. Giles’s RSUs will vest in full if his employment is terminated (i) by the Company without cause or due to death or disability; (ii) by Mr. Giles for good reason; or (iii) due to a change of control.

A transaction prior to a future initial public offering that results in a “change in control” generally includes a sale or merger of Change Healthcare or its parent companies in which our stockholders do not hold a majority of the surviving or successor corporation; an event that causes Parent to cease to own indirectly 100% of Change Healthcare’s operating subsidiary; or a sale of all or substantially all of the assets of Change Healthcare, its parent companies or its operating subsidiary. A transaction following a future initial public offering that results in a “change in control” generally includes the acquisition by any person (other than a member of the Investor Group) of 35% or more of voting stock of our public company successor (the “Public Company”); a change in the control of at least a majority of the outstanding voting power of the Public Company as a result of any tender or exchange offer, merger or other business combination transaction; a majority change in the composition of the Public Company’s board of directors members as a result of a proxy contest or material transaction; or stockholder approval of a liquidation, sale, or other disposition of substantially all the Public Company’s assets.

The provisions governing the equity awards held by certain of our named executive officers pursuant to the Parent Equity Plan are described in further detail in the section entitled “Executive Compensation — Severance and Change in Control Protection.”

Calculations of Benefits to Which Executives Would be Entitled

Assuming termination of employment occurred on December 31, 2015, the dollar value of the payments and other benefits to be provided to each named executive officer under his employment agreement are estimated to be as follows:

Estimated Payments and Benefits Upon Termination

Termination by us Without
	“Cause” or Upon Death	Resignation for
Name	Or Disability	“Good Reason”
Neil E. de Crescenzo Chief Executive Officer	Salary Continuation $1,450,000 Bonus Payment $1,450,000 Insurance Coverage $22,257	Salary Continuation $1,450,000 Bonus Payment $1,450,000 Insurance Coverage $22,257

Randy Giles Chief Financial Officer	Salary Continuation $463,500 Bonus Payment $393,975 Insurance Coverage $13,843	Salary Continuation $463,500 Bonus Payment $393,975 Insurance Coverage $13,843

Alex Choy Executive Vice President — Research and Development and CIO	Salary Continuation $437,750 Insurance Coverage $14,838	—

Jason Erdell Executive Vice President — Technology-enabled Services	Salary Continuation $360,000 Insurance Coverage $4,914	—

Kriten Joshi Executive Vice President — Products	Salary Continuation $437,750 Insurance Coverage $14,846	—

DIRECTOR COMPENSATION

This section describes the compensation we provided to our non-employee directors in 2015. Directors who are employed by us are not compensated by us for their services as directors. The table below shows amounts paid to our non-employee directors for the year ended December 31, 2015.

DIRECTOR COMPENSATION FOR THE YEAR ENDED DECEMBER 31, 2015

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Equity- Based Awards ($)(2)	All Other Compensation ($)	Total ($)
Pamela J. Pure	100,000	—	—	—	100,000
Howard L. Lance	500,000	—	—	—	500,000
Philip M. Pead	100,000	—	—	—	100,000
Phillip W. Roe	14,340	—	442,165	—	456,505

(1)	During 2015, our board of directors also included Allen R. Thorpe, Neil P. Simpkins and Justin Sunshine as non-employee directors. Because these directors received no compensation for serving as directors, such directors are not included in this table.
(2)	The amount reported in this column represents the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718. Please see Note 13 to the consolidated financial statements for the year ended December 31, 2015 included elsewhere in this Annual Report for more information on how these amounts were calculated.
(3)	Mr. Roe was elected to the board of directors in November 2015. The amount of fees earned reported in the table reflects Mr. Roe’s annual retainer of $120,000 prorated for his time of service in 2015.

Pursuant to the Stockholders’ Agreement, Mr. Pead and Ms. Pure serve as independent directors on Parent’s and our boards of directors based on their respective nominations by Blackstone, in consultation with Hellman & Friedman, and Mr. Lance serves as a member of Parent’s and our boards of directors based on his nomination by Blackstone as a Blackstone nominee. Ms. Pure and Mr. Pead each received an annual retainer of $100,000 in 2015 for their services. Effective January 1, 2016, the annual retainer for Ms. Pure and Mr. Pead was increased to $120,000. In connection with his services as our chairman of the board, Mr. Lance’s received an annual retainer of $250,000 in 2015. Mr. Lance also is paid additional amounts by one of our stockholders, and we reimburse the stockholder for a portion of these amounts. For 2015, the amount reimbursed by us was $250,000.

In November 2015, pursuant to the Stockholders’ Agreement, our board of directors elected Mr. Roe as an independent director to serve as a member of Parent’s and our board of directors upon his nomination by Blackstone, in consultation with Hellman & Friedman. Upon his election, Mr. Roe’s compensation consisted of $120,000 as an annual retainer and an option grant to purchase 500 shares of Parent common stock pursuant to Parent Equity Plan. The options vest in equal installments over a four-year period, subject to continued membership on Parent’s and our boards of directors, and are subject to accelerated vesting in connection with a change of control (as defined in the Stockholders’ Agreement).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Parent owns 100% of the issued and outstanding shares of common stock of Holdings, which, in turn, owns 100% of the issued and outstanding shares of common stock of Change Healthcare. The issued and outstanding capital stock of Parent consists of 1,309,884.84 shares of Parent common stock. The holders of Parent common stock are generally entitled to one vote per share on all matters submitted for action by the stockholders, to receive ratably such dividends and distributions as may be declared or paid from time to time by the board of directors and to pro rata distribution of any available and remaining assets upon a liquidation or dissolution of Holdings.

The following table sets forth certain information as of March 1, 2016 with respect to shares of Parent common stock beneficially owned by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group and (iv) each person known to us to be the beneficial owner of more than 5% of the outstanding Parent common stock as of such date.

Except as indicated in the footnotes to the table, each of the stockholders listed below has sole voting and investment power with respect to shares of Parent common stock owned by such stockholder. Unless otherwise noted, the address of each beneficial owner is c/o Change Healthcare Holdings, Inc., 3055 Lebanon Pike, Suite 1000, Nashville, Tennessee 37214.

	Shares of Parent		Percentage of Parent
	Common Stock		Common Stock Beneficially
Name and Address of Beneficial Owner	Beneficially Owned		Owned
Principal Stockholders:
Blackstone (1)	1,038,406.34		79.27%
Hellman & Friedman (2)	263,544.50		20.12%
Directors and Named Executive Officers:
Neil de Crescenzo	5,980.00	(3)	*
Randy Giles	1,700.00	(3)	*
Alex Choy	1,740.00	(3)	*
Jason Erdell	541.00	(3)	*
Kriten Joshi	2,320.00	(3)	*
Howard L. Lance	2,370.00	(3)	*
Philip M. Pead	790.00	(3)	*
Pamela J. Pure	300.00	(3)	*
Phillip W. Roe	—		—
Neil P. Simpkins(4)	—		—
Justin Sunshine(5)	—		—
Allen Thorpe(6)	—		—
All directors and executive officers as a group (15 persons)	19,992.00		1.53%

*	Less than 1%.
(1)	Shares of Parent common stock shown as beneficially owned by Blackstone are held by the following entities: Blackstone Capital Partners VI L.P. (586,572.09 shares); Blackstone Family Investment Partnership VI L.P. (94.66 shares); Blackstone Family Investment Partnership VI- ESC L.P. (4,963.78 shares); Blackstone Eagle Principal Transaction Partners L.P. (436,775.81 shares); and GSO COF Facility LLC (10,000.00 shares). The address of each of the entities listed in this note is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.
(2)	Shares of Parent common stock shown as beneficially owned by Hellman & Friedman are held by the following entities: H&F Harrington AIV II, L.P. (89,626.90 shares); HFCP VI Domestic AIV, L.P. (172,097.20 shares); Hellman & Friedman Investors VI, L.P. (963.88); Hellman & Friedman Capital Executives VI, L.P. (769.55 shares); Hellman & Friedman Capital Associates VI, L.P. (86.97 shares). The address of each of the entities listed in this note is c/o Hellman & Friedman LLC, One Maritime Plaza, 12th Floor, San Francisco, California 94111.
(3)	Includes shares of Parent common stock issuable upon the exercise of equity awards that are or will become vested within 60 days after March 1, 2016.
(4)	Mr. Simpkins is a Senior Managing Director in Blackstone’s Private Equity Group. Mr. Simpkins disclaims beneficial ownership of any shares of Parent common stock owned directly or indirectly by Blackstone, except to the extent of his indirect pecuniary interest therein, if any. Mr. Simpkins’s address is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.
(5)	Mr. Sunshine is an employee of Blackstone, but has no investment or voting control over the shares beneficially owned by Blackstone. Mr. Sunshine disclaims beneficial ownership of any shares of Parent common stock owned directly or indirectly by Blackstone, except to the extent of his indirect pecuniary interest therein, if any. Mr. Sunshine’s address is c/o The Blackstone Group, L.P., 345 Park Avenue, New York, New York 10154.
(6)	Mr. Thorpe is a Managing Director of Hellman & Friedman, but is not a member of its investment committee. Mr. Thorpe disclaims beneficial ownership of any shares of Parent common stock owned directly or indirectly by Hellman & Friedman, except to the extent of his pecuniary interests therein, if any. The address for Mr. Thorpe is c/o Hellman & Friedman LLC, 390 Park Avenue, 21st Floor, New York, New York 10022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Tax Receivable Agreement Obligations to Related Parties

General

In connection with our August 2009 initial public offering (“IPO”), we entered into two tax receivable agreements (the “Investors Tax Receivable Agreements”) with an entity referred to herein as the “Tax Receivable Entity,” which is currently controlled by affiliates of the Investor Group. In connection with the 2011 Merger, we entered into amended and restated Investors Tax Receivable Agreements. We also entered into a third tax receivable agreement (the “Management Tax Receivable Agreement” and, together with the Investors Tax Receivable Agreements, the “Tax Receivable Agreements”) with certain members of our current and former senior management and directors (“Management Members”) in connection with our IPO. Except as otherwise discussed below under “—Certain Provisions of Tax Receivable Agreements,” the Tax Receivable Agreements generally provide for the payment by us to the Tax Receivable Entity or the Management Members of 85% of the applicable cash savings that we realize as a result of tax attributes arising from certain previous transactions, including the 2011 Merger.

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

The Tax Receivable Agreements provide that, upon certain changes of control, our or our successor’s obligations under the Tax Receivable Agreements would be based on certain assumptions, including that we or our successor would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other tax benefits covered by the Tax Receivable Agreements. The 2011 Merger did not result in a covered change of control under the Investors Tax Receivable Agreements, because those agreements were amended to provide that the 2011 Merger would not be treated as a covered change of control. The 2011 Merger, however, did result in a covered change of control under the Management Tax Receivable Agreement. As a result of the covered change of control caused by the 2011 Merger under the Management Tax Receivable Agreement or as a result of a subsequent covered change of control under the Investor Tax Receivable Agreements, we could be required to make payments under the Tax Receivable Agreements that significantly exceed our actual cash tax savings from the tax benefits giving rise to such payments.

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

The Company made cumulative payments to the Tax Receivable Entity and the Management Members of $0.9 million during the year ended December 31, 2015.

Transaction and Advisory Fee Agreement

In connection with the 2011 Merger, we entered into a transaction and advisory fee agreement with Blackstone Management Partners L.L.C., an affiliate of Blackstone (“BMP”), and Hellman & Friedman, L.P., an affiliate of Hellman & Friedman (“HFLP,” and, together with BMP, the “Managers”), for a term of 12 years. Pursuant to the agreement, we are obligated to pay the Managers at the beginning of each fiscal year an aggregate advisory fee of $6.0 million or an agreed upon amount not to exceed 2% of consolidated EBITDA (as defined in the Senior Credit Agreement) for such fiscal year in consideration for certain advisory services provided by the Managers. Pursuant to the agreement, the Managers also are entitled to receive transaction fees equal to 1% of the aggregate transaction value upon the consummation of any acquisition, divestiture, disposition, merger, consolidation, restructuring or recapitalization, issuance of private or public debt or equity securities (including an initial public offering of equity securities), financing or similar transaction involving us.

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

During the period from January 1, 2015 to December 31, 2015, we paid $6.0 million (approximately $4.4 million to BMP and $1.7 million to HFLP) in advisory fees and approximately $0.7 million as reimbursement to BMP for their out of pocket expenses.

The transaction and advisory fee agreement also contains certain indemnification provisions, including those relating to the indemnification of Managers and their respective affiliates and representatives from liabilities relating to the services contemplated thereunder.

Senior Credit Facilities Held by Related Party

In connection with the 2011 Merger, certain investment funds managed by GSO Capital Partners LP (the “GSO-managed funds”) purchased a portion of the outstanding indebtedness under the Senior Credit Facilities. GSO Advisor Holdings LLC (“GSO Advisor”) is the general partner of GSO Capital Partners LP. Blackstone, indirectly through its subsidiaries, holds all of the issued and outstanding equity interests of GSO Advisor. As of December 31, 2015, the GSO-managed funds held $55.2 million in principal amount of term loans under the Senior Credit Facilities.

Stockholders’ Agreement

In connection with the 2011 Merger, Parent entered into the Stockholders’ Agreement with the Company, the Investor Group and other equity holders of Parent, including certain members of the Company’s senior management. The Stockholders’ Agreement governs certain matters relating to ownership of Parent and its subsidiaries, including with respect to the election of directors of the Company and its parent companies, restrictions on the issuance and transfer of shares (including preemptive rights, tag-along rights, drag-along rights and right of first refusal), other corporate governance provisions, registration rights and indemnification provisions. The transfer restrictions apply until the earlier of (i) the fifth anniversary (and, with respect to Blackstone, the second anniversary) of the closing date of the 2011 Merger and (ii) the initial public offering of equity securities of Parent or the Company meeting certain specified criteria (the “Initial Holding Period”). At any time after the Initial Holding Period, certain investors party to the Stockholders’ Agreement have a right of first refusal over the transfer of any shares of capital stock of Parent. In addition, at any time after the fifth anniversary of the 2011 Merger, so long as Hellman & Friedman holds 25% or more of its initial ownership interest in Parent, the Stockholders’ Agreement provides Hellman & Friedman the right to require Parent to consummate, at Hellman & Friedman’s election, either (i) a registered public offering meeting certain requirements specified in the Stockholders’ Agreement or (ii) a sale transaction that results in a change in ownership of more than 50% of the outstanding equity securities of Parent or the disposition of substantially all the assets of Parent and its subsidiaries, taken as a whole, to an unaffiliated third party. The Stockholders’ Agreement also provides Blackstone the right, at any time, to require any of Parent, Holdings or the Company to consummate an initial public offering meeting certain requirements specified in the Stockholders’ Agreement.

Pursuant to the Stockholders’ Agreement, Parent’s board of directors must be comprised of at least five members, three of whom are designated by Blackstone, one of whom is designated by Hellman & Friedman, and one of whom is the Company’s chief executive officer. Blackstone may increase the size of Parent’s board of directors to eight directors to accommodate the election of three independent directors to be selected by Blackstone in consultation with Hellman & Friedman. In the event that Hellman & Friedman ceases to hold 25% or more of its initial ownership interest in Parent, it will no longer be entitled to designate a director for election to Parent’s board of directors or to a consultation right with respect to the election of directors. Blackstone has the right (in consultation with Hellman & Friedman) to appoint and remove all independent directors and fill vacancies created by reason of death, removal or resignation of all such independent directors. Pursuant to the Stockholders’ Agreement, Parent is obligated to cause each of its subsidiaries (including us) to take all necessary action to cause its board of directors to be constituted in accordance with the foregoing requirements.

Equity Contribution by the Investor Group

In August 2015, Parent received an additional equity investment from the Investor Group in the amount of $160 million in exchange for additional shares of Parent common stock. The investment was made on a pro-rata basis by members of the Investor Group in accordance with the terms of the Stockholders’ Agreement. The proceeds from this equity investment were used by us to fund a portion of the purchase price for the acquisition of Altegra Health.

Employer Healthcare Program Agreement with Equity Healthcare

Effective as of January 1, 2014, we entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”), an affiliate of Blackstone, pursuant to which Equity Healthcare provides to us certain negotiating, monitoring and other services in connection with our health benefit plans. In consideration for Equity Healthcare’s services, we paid Equity Healthcare a fee of $2.80 per participating employee per month for plans beginning on or after January 1, 2015 and will pay $2.90 per participating employee per month for plans beginning on or after January 1, 2016. As of January 1, 2016, we had approximately 4,400 employees enrolled in health benefit plans covered under the Equity Healthcare agreement.

Software Agreement with Progress Software

In 2015, we entered into license agreements with Progress Software Corp. (“Progress”) and one of its affiliates to provide us access to certain software. Mr. Pead, a member of our board of directors and the Chairman of the audit committee, is the President and Chief Executive Officer of Progress. In 2015, we made aggregate payments of approximately $0.7 million to Progress and its affiliate.

Transactions with Sponsor Portfolio Companies

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

In 2009 and 2010, we acquired certain additional rights to specified uses of its data from WebMD in order to broaden our ability to pursue business intelligence and data analytics solutions for payers and providers. We previously licensed exclusive rights to this data to WebMD pursuant to the Data License Agreement.

During the period from January 1, 2015 to December 31, 2015, the Company earned cumulative royalties of $5.1 million from WebMD related to the Data License Agreement.

Indemnification of Directors and Officers; Directors’ and Officers’ Insurance

The Company has entered into an indemnification agreement with each of its executive officers and directors. Certain directors and officers of the Company and its subsidiaries also are entitled under the 2011 Merger Agreement to continued indemnification and insurance coverage.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Non-Audit Fees

The following table presents the aggregate fees billed by Ernst & Young LLP for the two most recent years ended December 31, 2015 and 2014.

	2015	2014
Audit Fees (1)	$1,861,876	$1,283,460
Audit-Related Fees (2)	316,335	302,010
Tax Fees	—	—
All Other Fees (3)	1,995	1,995

Total Fees	$2,180,206	$1,587,465

(1)	Fees for audit services include fees relating to the audit of annual consolidated financial statements, review of quarterly financial statements and audit services performed during 2015 in connection with the financing transactions associated with the Altegra Health acquisition.
(2)	Fees for audit-related services include fees relating to service organization control reports and accounting consultations.
(3)	All other fees consist of subscription fees for global accounting and auditing research software tool.

Pre-Approval Policies and Procedures

Pursuant to our audit committee’s charter, the audit committee reviews and pre-approves audit and non-audit services performed by our independent registered public accounting firm, as well as the terms and fees charged for such services. Additionally, the audit committee reviews and discusses with the firm documentation supplied by the firm as to the nature and scope of any tax services to be approved, as well as the potential effects of the provision of such services on the firm’s independence. The audit committee may delegate to one or more designated committee members the authority to grant pre-approvals of audit and permitted non-audit services, provided that any decisions to pre-approve shall be presented to the full audit committee at its next scheduled meeting. For 2015, all of the audit and non-audit services provided by Change Healthcare’s independent registered public accounting firm were pre-approved by the audit committee in accordance with the audit committee charter. The audit committee has determined that the provision of non-audit services, including tax and other services, by Ernst & Young LLP is compatible with maintaining the independence of Ernst & Young LLP.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder

Change Healthcare Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Change Healthcare Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Change Healthcare Holdings, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its presentation of debt issuance costs as a result of the adoption of FASB Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, and the Company changed the classification of all deferred tax assets and liabilities to noncurrent on the balance sheet as a result of the adoption of FASB Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

March 14, 2016

Change Healthcare Holdings, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$66,655	$82,306
Accounts receivable, net of allowance for doubtful accounts of $3,379 and $6,377 at December 31, 2015 and December 31, 2014, respectively	280,858	233,791
Prepaid expenses and other current assets	35,413	29,246

Total current assets	382,926	345,343
Property and equipment, net	244,145	244,153
Goodwill	2,230,100	1,702,569
Intangible assets, net	1,707,863	1,539,394
Other assets, net	8,500	9,183

Total assets	$4,573,534	$3,840,642

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,950	$16,399
Accrued expenses	167,169	175,206
Deferred revenues	12,943	10,518
Current portion of long-term debt	32,775	27,308

Total current liabilities	240,837	229,431
Long-term debt, excluding current portion	2,741,178	2,135,468
Deferred income tax liabilities	430,383	394,334
Tax receivable agreement obligations to related parties	173,493	163,983
Other long-term liabilities	11,954	15,361
Commitments and contingencies
Equity:
Common stock (par value, $.01), 100 shares authorized and outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	1,319,754	1,149,360
Accumulated other comprehensive income (loss)	(2,656)	(1,955)
Accumulated deficit	(341,409)	(245,340)

Total equity	975,689	902,065

Total liabilities and equity	$4,573,534	$3,840,642

Change Healthcare Holdings, Inc.

Consolidated Statements of Operations

(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Revenue:
Solutions revenue	$1,124,188	$1,006,949	$930,713
Postage revenue	352,895	343,464	311,854

Total revenue	1,477,083	1,350,413	1,242,567
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	507,358	462,332	447,324
Development and engineering	45,489	32,956	31,426
Sales, marketing, general and administrative	217,716	198,379	170,051
Customer postage	352,895	343,464	311,854
Depreciation and amortization	342,303	189,218	183,839
Accretion	10,496	14,446	26,470
Impairment of long-lived assets	8,552	83,169	10,619

Operating income (loss)	(7,726)	26,449	60,984
Interest expense, net	168,252	146,829	153,169
Loss on extinguishment of debt	—	—	23,160
Contingent consideration	(4,825)	1,307	(69)
Other	(741)	(3,968)	(4,133)

Income (loss) before income tax provision (benefit)	(170,412)	(117,719)	(111,143)
Income tax provision (benefit)	(74,343)	(41,865)	(36,685)

Net income (loss)	$(96,069)	$(75,854)	$(74,458)

Change Healthcare Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Net income (loss)	$(96,069)	$(75,854)	$(74,458)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(47)	(393)	2,583
Foreign currency translation adjustment	(654)	(219)	(137)

Other comprehensive income (loss)	(701)	(612)	2,446

Total comprehensive income (loss)	$(96,770)	$(76,466)	$(72,012)

Change Healthcare Holdings, Inc.

Consolidated Statements of Equity

(amounts in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2013	100	$—	$1,130,968	$(95,028)	$(3,789)	$1,032,151
Equity compensation expense	—	—	7,021	—	—	7,021
Repurchase of Parent common stock	—	—	(613)	—	—	(613)
Capital contribution from Parent	—	—	1,999	—	—	1,999
Net income (loss)	—	—	—	(74,458)	—	(74,458)
Foreign currency translation adjustment	—	—	—	—	(137)	(137)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	2,583	2,583

Balance at December 31, 2013	100	$—	$1,139,375	$(169,486)	$(1,343)	$968,546

Equity compensation expense	—	—	7,334	—	—	7,334
Issuance of shares in connection with equity compensation plans, net of taxes	—	—	1,223	—	—	1,223
Repurchase of Parent common stock	—	—	(1,221)	—	—	(1,221)
Capital contribution from Parent	—	—	1,999	—	—	1,999
Other	—	—	650	—	—	650
Net income (loss)	—	—	—	(75,854)	—	(75,854)
Foreign currency translation adjustment	—	—	—	—	(219)	(219)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(393)	(393)

Balance at December 31, 2014	100	$—	$1,149,360	$(245,340)	$(1,955)	$902,065

Equity compensation expense	—	—	9,285	—	—	9,285
Issuance of shares in connection with equity compensation plans, net of taxes	—	—	305	—	—	305
Capital contribution from Investor Group and management	—	—	166,576	—	—	166,576
Repurchase of Parent common stock	—	—	(5,772)	—	—	(5,772)
Net income (loss)	—	—	—	(96,069)	—	(96,069)
Foreign currency translation adjustment	—	—	—	—	(654)	(654)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(47)	(47)

Balance at December 31, 2015	100	$—	$1,319,754	$(341,409)	$(2,656)	$975,689

Change Healthcare Holdings, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Operating activities
Net income (loss)	$(96,069)	$(75,854)	$(74,458)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	342,303	189,218	183,839
Accretion	10,496	14,446	26,470
Equity compensation	9,285	7,334	7,021
Deferred income tax expense (benefit)	(77,702)	(43,392)	(39,555)
Amortization of debt discount and issuance costs	10,786	7,847	8,475
Contingent consideration	(4,825)	1,307	(69)
Gain on sale of cost method investment	—	(114)	(2,925)
Loss on extinguishment of debt	—	—	22,828
Impairment of long-lived assets	8,552	83,169	10,619
Other	(1,820)	(2,255)	(1,962)
Changes in operating assets and liabilities:
Accounts receivable	5,078	(6,824)	(20,791)
Prepaid expenses and other	1,210	536	1,442
Accounts payable	11,391	4,591	1,335
Accrued expenses, deferred revenue and other liabilities	(50,966)	26,650	29,273
Tax receivable agreement obligations to related parties	(944)	(988)	(1,142)

Net cash provided by (used in) operating activities	166,775	205,671	150,400

Investing activities
Purchases of property and equipment	(56,963)	(55,926)	(71,086)
Payments for acquisitions, net of cash acquired	(717,669)	(252,772)	(18,291)
Other	(5,325)	538	5,820

Net cash provided by (used in) investing activities	(779,957)	(308,160)	(83,557)

Financing activities
Proceeds from Term Loan Facility	385,411	157,600	—
Payments on Term Loan Facility	(16,500)	(13,279)	(12,912)
Proceeds from Senior Notes	243,453	—	—
Proceeds from Revolving Facility	60,000	183,000	—
Payments on Revolving Facility	(60,000)	(183,000)	—
Payment of loan costs	(2,500)	(2,096)	(2,178)
Payment of debt assumed from acquisition	(154,469)	(25,262)	(218)
Payment of data sublicense obligation	(6,433)	(5,300)	(4,321)
Payments of deferred financing obligations	(6,987)	(5,441)	(3,243)
Repurchase of Parent common stock	(5,772)	(1,221)	(613)
Capital contribution from Investor Group and management	166,881	3,256	1,999
Payment of contingent consideration	(5,553)	—	—
Other	—	—	(582)

Net cash provided by (used in) financing activities	597,531	108,257	(22,068)

Net increase (decrease) in cash and cash equivalents	(15,651)	5,768	44,775
Cash and cash equivalents at beginning of period	82,306	76,538	31,763

Cash and cash equivalents at end of period	$66,655	$82,306	$76,538

Supplemental disclosures of cash flow information
Cash paid for interest	$146,521	$135,582	$140,771

Cash paid for income taxes	$3,789	$736	$847

Supplemental disclosures of noncash transactions
Deferred financing obligations:
Prepaid expenses and other current assets	$332	$—	$—

Property and equipment	$736	$1,651	$12,722

Intangible assets	$1,100	$—	$—

Other assets	$3,107	$—	$2,646

Current portion of long-term debt	$(3,982)	$(613)	$(6,377)

Long-term debt	$(1,293)	$(1,038)	$(8,991)

Business combinations:
Prepaid expenses and other current assets	$4,000	$—	$—

Goodwill	$(4,000)	$11,345	$5,553

Accrued expenses	$—	(10,695)	$(5,553)

Additional paid-in capital	$—	$(650)	—

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

1. Nature of Business and Organization

Nature of Business

Change Healthcare Holdings, Inc. (the “Company”), through its subsidiaries, is a provider of software and analytics, network solutions and technology-enabled services that optimize communications, payments and actionable insights designed to enable smarter healthcare. The Company’s integrated capabilities enable its customers to exchange mission critical information, optimize revenue opportunities, control costs, increase cash flows and efficiently manage complex work flows.

Organization

The Company was formed as a Delaware limited liability company in September 2006 and converted into a Delaware corporation in September 2008 in anticipation of the Company’s August 2009 initial public offering (the “IPO”). On November 2, 2011, pursuant to an Agreement and Plan of Merger among the Company, Change Healthcare, Inc. (“Parent”) and Beagle Acquisition Corp. (“Merger Sub”), Merger Sub merged with and into the Company with the Company surviving the merger (the “2011 Merger”). Subsequent to the 2011 Merger, the Company became an indirect wholly-owned subsidiary of Parent, which is controlled by affiliates of The Blackstone Group L.P. (“Blackstone”).

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

Effective January 1, 2015, in order to clarify the nature of its customer related postage activities, the Company also created separate captions on the statement of operations within revenue and costs and expenses, respectively. Previously, such amounts were included within revenue and costs of operations. To conform to the current presentation, costs of operations were reduced by $343,464 and $311,854 and reclassified as customer postage for the years ended December 31, 2014 and 2013, respectively.

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

Change Healthcare Holdings, Inc.

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

The fair value of the consideration transferred, assets, liabilities and noncontrolling interests is estimated based on one or a combination of income, costs or market approaches as determined based on the nature of the asset or liability and the level of inputs available to the Company (i.e. quoted prices in an active market, other observable inputs or unobservable inputs). To the extent that the Company’s initial accounting for a business combination is incomplete at the end of a reporting period, provisional amounts are reported for those items which are incomplete. Following the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-16, the Company adjusts such provisional amounts in the reporting period in which the adjustment amounts are determined.

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

Software Development Costs

The Company generally provides services to its customers using software developed for internal use. The costs that are incurred to develop such software are expensed as incurred during the preliminary project stage. Once certain criteria have been met, direct costs incurred in developing or obtaining computer software are capitalized. Training and maintenance costs are expensed as incurred. Capitalized software costs are included in property and equipment in the accompanying consolidated balance sheets and are amortized over a three-year period.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation, including that related to assets under capital lease, is computed using the straight-line method over the estimated useful lives of the related assets. The useful lives for newly acquired assets are generally as follows:

Computer equipment	3-5 years
Production equipment	5-7 years
Office equipment, furniture and fixtures	3-7 years
Internally developed software	3 years
Technology	6-9 years
Leasehold improvements	Shorter of useful life or lease term

Expenditures for maintenance, repair and renewals of minor items are expensed as incurred. Expenditures for maintenance repair and renewals that extend the useful life of an asset are capitalized.

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Goodwill and Intangible Assets

Goodwill and intangible assets resulting from the Company’s acquisitions are accounted for using the acquisition method of accounting. Intangible assets with definite lives are amortized on a straight-line basis, at their inception, over the estimated useful lives of the related assets generally as follows:

Customer relationships	5-20 years
Tradenames	3-20 years
Data sublicense agreement	6 years
Non-compete agreements	2-5 years
Premise-based software	1-3 years

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

        Revenue for financial and administrative information exchange, payment and communication, risk adjustment, quality reporting and healthcare consulting solutions are recognized as the services are provided. Postage fees related to our payment and communication solutions volumes are recorded on a gross basis. Revenue for our eligibility and enrollment and revenue optimization solutions generally are recognized at the time that our provider customer receives notice from the payer of a pending payment. Revenue for payment integrity solutions are recognized at the time that notice of customer acceptance is received.

Cash receipts or billings in advance of revenue recognition are recorded as deferred revenues in the accompanying consolidated balance sheets.

Change Healthcare Holdings, Inc.

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

Tax Receivable Agreement Obligations

In connection with the IPO, the Company entered into tax receivable agreements which obligated the Company to make payments to certain current and former owners of the Company, including affiliates of Hellman & Friedman LLC (“Hellman & Friedman”) and certain members of management, equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from certain previous transactions, including the 2011 Merger. In connection with the 2011 Merger, the Company’s former majority owner assigned its rights under the tax receivable agreements to affiliates of Blackstone (Blackstone, together with Hellman & Friedman and certain current and former members of management, are hereinafter sometimes referred to collectively as the “TRA Members”).

Prior to the 2011 Merger, the Company’s balance sheet reflected these obligations at the amount that was both probable and reasonably estimable. In connection with the 2011 Merger, the tax receivable agreement obligations were adjusted to their fair value. The fair value of the obligations at the time of the 2011 Merger is being accreted to the amount of the gross expected obligations using the interest method. Changes in the amount of these obligations resulting from changes to either the timing or amount of cash flows are recognized in the period of change and measured using the discount rate inherent in the initial fair value of the obligations. The accretion of these obligations is classified as a separate caption in the accompanying consolidated statements of operations.

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

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

In July 2015, the Company adopted FASB ASU No. 2015-03, which generally requires that debt issue costs related to a debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of the adoption of this update, the Company retrospectively adjusted its consolidated balance sheet as of December 31, 2014 to reduce other assets and long-term debt, excluding current portion, by $11,128.

In July 2015, the Company adopted FASB ASU No. 2015-05, which provides guidance to customers about whether a cloud computing arrangement includes a software license and requires that all software licenses utilized in internal use software arrangements be accounted for consistent with other licenses of intangible assets. As a result, following the adoption of this update, the Company began recognizing new or materially modified software licenses within intangible assets on its consolidated balance sheet and began recognizing the related amortization of these intangible assets within amortization expense. The adoption of this update had no material effect on the Company’s consolidated financial statements.

In October 2015, the Company adopted FASB ASU No. 2015-16, which simplifies the accounting for measurement period adjustments in connection with business combinations. Following the adoption of this update, the Company will recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The adoption of this update had no material effect on the Company’s consolidated financial statements.

In December 2015, the Company adopted FASB ASU No. 2015-17, which requires that deferred tax assets and liabilities be classified as non-current on the classified statement of financial position (i.e. the balance sheet). As a result of the adoption of this update, the Company retrospectively adjusted its consolidated balance sheet as of December 31, 2014 to reduce current deferred income tax assets and long-term deferred income tax liabilities by $18,893.

In February 2016, the FASB issued ASU No. 2016-02, which generally requires that all lease obligations be recognized on the balance sheet at the present value of the remaining lease payments with a corresponding lease asset. This update is scheduled to be effective for fiscal years and interim periods beginning in those years after December 15, 2018. The Company is currently assessing the potential effects this update may have on its consolidated financial statements.

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

In November 2014, the Company acquired all of the equity interests of Change Healthcare Corporation (“Engagement Solutions”), a technology-enabled provider of healthcare consumer engagement and transparency solutions.

In December 2014, the Company acquired all of the equity interests of Adminisource Communications, Inc. (“Adminisource”), a technology-enabled provider of payment and communication solutions.

In August 2015, the Company acquired all of the equity interests of Altegra Health, Inc. (“Altegra Health”), a technology-enabled provider that assists payers and risk bearing providers with analytics and reporting capabilities for risk adjustment, member engagement and quality analysis to achieve actionable insights and improved management for value-based healthcare.

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

The following table summarizes certain information related to these acquisitions. The preliminary values of the consideration transferred, assets acquired and liabilities assumed in the Altegra Health acquisition, including the related tax effects, are subject to change upon the resolution of pre-acquisition contingencies ($5,658 of which are included as liabilities in the table below) and the receipt of a final valuation and working capital settlement.

	Altegra Health	Adminisource	Engagement Solutions	Capario
Total Consideration Fair Value at Acquisition Date:
Cash paid at closing	$735,669	$34,825	$138,329	$89,423
Contingent consideration	—	—	4,730	—
Parent options fair value	—	—	650	—
Other	(4,000)	(925)	80	(219)

	$731,669	$33,900	$143,789	$89,204

Allocation of the Consideration Transferred:
Cash	$17,176	$—	$8,053	$2,292
Accounts receivable	52,977	6,474	335	4,839
Prepaid expenses and other current assets	7,691	466	397	1,113
Deferred income tax assets	—	3,797	9,170	—
Property and equipment	40,521	874	7,953	9,580
Identifiable intangible assets:
Tradename	17,930	108	5,300	900
Noncompetition agreements	43,040	—	2,840	2,740
Customer relationships	351,290	21,230	4,430	38,510
Other	633	—	—	—
Goodwill	532,276	3,223	109,994	76,279
Accounts payable	(836)	(279)	(174)	(2,270)
Accrued sales taxes	(5,380)	—	—	—
Other accrued expenses	(51,585)	(1,993)	(2,203)	(8,818)
Deferred revenues	(5,100)		(306)	(2)
Current maturities of long-term debt	—	—	—	(2,600)
Deferred income tax liabilities	(114,495)	—	—	(14,367)
Long-term debt	(154,469)	—	(2,000)	(18,785)
Other long-term liabilities	—	—	—	(207)

Total consideration transferred	$731,669	$33,900	$143,789	$89,204

Acquisition costs in sales, marketing, general and administrative expense:
For the year ended December 31, 2015	$4,685	$—	$48	$—
For the year ended December 31, 2014	$—	$553	$732	$975
For the year ended December 31, 2013	$—	$—	$—	$—

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

	Altegra Health	Adminisource	Engagement Solutions		Capario
Other Information:
Gross contractual accounts receivable	$54,608	$7,521		$335	$5,112
Amount not expected to be collected	$1,631	$1,047		$—	$273
Goodwill expected to be deductible for tax purposes	$—	$—		$—	$—
Contingent Consideration Information:
Contingent consideration range	N/A	N/A		$0-$50,000	N/A
Measurement period	N/A	N/A		January 1, 2015 to December 31, 2017	N/A
Basis of measurement	N/A	N/A		Revenue performance	N/A
Type of measurement	N/A	N/A		Level 3	N/A
Key assumptions at the acquisition date:
Range of annual revenue performance	N/A	N/A	$ $	5,516 - 51,376	N/A
Expected payment date(s)	N/A	N/A		2016-2018	N/A
Discount rate(s)	N/A	N/A		10.5% to 11.3%	N/A
Increase (decrease) to net loss:
For the year ended December 31, 2015	N/A	N/A		$(4,730)	N/A
For the year ended December 31, 2014	N/A	N/A		$—	N/A
For the year ended December 31, 2013	N/A	N/A		$—	N/A

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

5. Property and Equipment

Property and equipment as of December 31, 2015 and 2014, consisted of the following:

	2015	2014
Computer equipment	$72,628	$71,700
Production equipment	25,484	24,266
Office equipment, furniture and fixtures	12,766	12,019
Software	177,833	147,211
Technology	192,157	171,433
Leasehold improvements	36,745	36,105
Construction in process	42,774	25,077

	560,387	487,811
Less accumulated depreciation	(316,242)	(243,658)

Property and equipment, net	$244,145	$244,153

Depreciation expense was $90,294, $88,068 and $80,538 for the years ended December 31, 2015, 2014 and 2013, respectively.

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

6. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill for the indicated periods.

	Software and Analytics	Network Solutions	Technology-enabled Services	Total
Balance at December 31, 2013	$431,667	$574,561	$496,206	$1,502,434
Acquisitions	149,866	46,511	4,025	200,402
Other	—	(267)	—	(267)

Balance at December 31, 2014	581,533	620,805	500,231	1,702,569
Acquisitions	532,276	—	—	532,276
Other	(3,943)	—	(802)	(4,745)

Balance at December 31, 2015	$1,109,866	$620,805	$499,429	$2,230,100

Intangible assets subject to amortization as of December 31, 2015 consisted of the following:

	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	14.6	$1,979,182	$(350,846)	$1,628,336
Tradenames	5.2	24,775	(2,757)	22,018
Non-compete agreements	1.7	61,852	(21,529)	40,323
Data sublicense agreement	1.8	31,000	(21,821)	9,179
Other	2.6	11,654	(3,647)	8,007

Total		$2,108,463	$(400,600)	$1,707,863

Amortization expense was $252,009, $101,150 and $103,301 for the years ended December 31, 2015, 2014 and 2013, respectively.

Aggregate future amortization expense for intangible assets is estimated to be:

2016	$147,658
2017	134,933
2018	120,587
2019	114,614
2020	112,931
Thereafter	1,077,140

$1,707,863

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

7. Accrued Expenses

Accrued expenses as of December 31, 2015 and 2014 consisted of the following:

	2015	2014
Customer deposits	$29,136	$28,618
Accrued compensation	34,235	31,786
Accrued rebates	7,494	10,272
Accrued telecommunications	4,257	5,196
Accrued outside services	8,387	7,722
Accrued insurance	4,208	5,338
Accrued income, sales and other taxes	9,180	3,183
Accrued interest	7,376	1,828
Interest rate swap agreement	1,870	2,567
Accrued liabilities for purchases of property and equipment	2,883	2,833
Current portion of contingent consideration	4,650	11,548
Current portion of tax receivable agreement obligations to related parties	986	945
Pass-through payments	28,222	48,072
Other accrued liabilities	24,285	15,298

	$167,169	$175,206

Change Healthcare Holdings, Inc.

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

Long-term debt as of December 31, 2015 and 2014 consisted of the following:

	December 31,	December 31,
	2015	2014
Senior Credit Facilities
$1,696 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $23,511 and $20,016 at December 31, 2015 and December 31, 2014, respectively (effective interest rate of 4.29%)	$1,621,981	$1,245,376
$160 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $3,334 and $4,438 at December 31, 2015 and December 31, 2014, respectively (effective interest rate of 4.54%)	154,666	155,162
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $6,299 and $7,477 at December 31, 2015 and December 31, 2014, respectively (effective interest rate of 11.53%)	368,701	367,523
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $8,471 and $9,651 at December 31, 2015 and December 31, 2014, respectively (effective interest rate of 11.85%)	366,529	365,349
$250 million 6% Senior Notes due February 15, 2021, net of unamortized discount of $6,161 and $0 at December 31, 2015 and December 31, 2014, respectively (effective interest rate of 6.57%)	243,839	—
Obligation under data sublicense agreement	10,810	17,237
Other	7,427	12,129
Less current portion	(32,775)	(27,308)

Long-term debt	$2,741,178	$2,135,468

Senior Credit Facilities

The credit agreement governing the Senior Credit Facilities (the “Senior Credit Agreement”) provides that, subject to certain conditions, the Company may request additional tranches of term loans, increase commitments under the Revolving Facility or the Term Loan Facility or add one or more incremental revolving credit facility tranches (provided that the revolving credit commitments outstanding at any time have no more than three different maturity dates) in an aggregate amount not to exceed (a) $300,000 plus (b) an unlimited amount at any time, subject to compliance on a pro forma basis with a first lien net leverage ratio of no greater than 4.00 to 1.00. Availability of such additional tranches of term loans or revolving credit facilities and/or increased commitments is subject to, among other conditions, the absence of any default under the Senior Credit Agreement and the receipt of commitments by existing or additional financial institutions. Proceeds of the Revolving Facility, including up to $30,000 in the form of borrowings on same-day notice, referred to as swingline loans, and up to $50,000 in the form of letters of credits ($6,745 outstanding as of December 31, 2015), are available to provide financing for working capital and general corporate purposes.

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

Change Healthcare Holdings, Inc.

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

Certain of the Company’s United States wholly-owned restricted subsidiaries, together with the Company, are co-borrowers and jointly and severally liable for all obligations under the Senior Credit Facilities. Such obligations of the co-borrowers are unconditionally guaranteed by Change Healthcare Intermediate Holdings, Inc. (a direct wholly-owned subsidiary of Parent), the Company and each of its existing and future United States wholly-owned restricted subsidiaries (with certain exceptions including immaterial subsidiaries). These obligations are secured by a perfected security interest in substantially all of the assets of the co-borrowers and guarantors now owned or later acquired, including a pledge of all of the capital stock of the Company and its United States wholly-owned restricted subsidiaries and 65% of the capital stock of its foreign restricted subsidiaries, subject in each case to the exclusion of certain assets and additional exceptions.

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

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

The Senior Credit Agreement also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default (including upon change of control).

As of December 31, 2015, the Company believes it was in compliance with all of the applicable debt covenants under the Senior Credit Agreement.

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

As of December 31, 2015, the Company believes it was in compliance with all of the applicable debt covenants under the Senior Notes.

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Obligation Under Data Sublicense Agreement

In 2009 and 2010, the Company acquired certain additional rights to specified uses of its data from the former owner of the Company’s business in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to the former owner of the Company’s business. In connection with these data rights acquisitions, the Company recorded amortizable intangible assets and corresponding obligations at inception based on the present value of the scheduled annual payments through 2018, which totaled $65,000 in the aggregate (approximately $12,700 remained payable at December 31, 2015). In connection with the 2011 Merger, the Company was required to adjust this obligation to its fair value.

Other

From time to time, the Company enters into deferred financing arrangements with certain vendors. The obligations under such arrangements are recorded at the present value of the scheduled payments. Such future payments totaled approximately $7,500 at December 31, 2015.

Aggregate Future Maturities

The aggregate amounts of future maturities under long-term debt arrangements are as follows:

Years Ending December 31,
2016	$32,775
2017	22,311
2018	1,766,643
2019	375,000
2020	375,000
Thereafter	250,000

$2,821,729

9. Interest Rate Swap

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. In January 2012, the Company executed three interest rate swap agreements to hedge the variable cash flows associated with existing variable-rate debt pursuant to the Term Loan Facility. As of December 31, 2015, the Company had outstanding interest rate derivatives with a combined notional amount of $640,000 that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,562 will be reclassified as an increase to interest expense.

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

The following table summarizes the fair value of the Company’s derivative instruments at December 31, 2015 and 2014, respectively:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
		December 31,	December 31,
	Balance Sheet Location	2015	2014
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$222
Interest rate swaps	Accrued expenses	(1,870)	(2,567)
Interest rate swaps	Other long-term liabilities	(556)	—

		$(2,426)	$(2,345)

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Operations

The effect of the derivative instruments on the accompanying consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively, is summarized in the following table:

	Year Ended December 31,
	2015	2014	2013
Derivatives in Cash Flow Hedging Relationships
Gain/ (loss) related to effective portion of derivative recognized in other comprehensive loss	$(2,668)	$(3,255)	$(1,559)

Gain/ (loss) related to effective portion of derivative reclassified from accumulated other comprehensive loss to interest expense	$(2,587)	$(2,587)	$(2,586)

Credit Risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company also could be declared in default on its derivative obligations.

As of December 31, 2015, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3,117. If the Company had breached any of these provisions at December 31, 2015, the Company could have been required to settle its obligations under the agreements at this termination value. The Company does not offset any derivative instruments and the derivative instruments are not subject to collateral posting requirements.

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

10. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the Company’s derivative financial instruments and contingent consideration associated with business combinations. The table below summarizes these items as of December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

Description	Balance at December 31, 2015	Quoted in Markets Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(2,426)	$—	$(2,426)	$—
Contingent consideration obligations	(4,650)	—	—	(4,650)

Total	$(7,076)	$—	$(2,426)	$(4,650)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs to evaluate the likelihood of default by itself and by its counterparties. As of December 31, 2015, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The valuation of the Company’s contingent consideration obligations was estimated as the present value of total expected contingent consideration payments which were determined using a Monte Carlo simulation. This analysis reflects the contractual terms of the purchase agreement and utilized assumptions with regard to future sales, probabilities of achieving such future sales, the timing of the expected payments and a discount rate. Significant increases with respect to assumptions as to future sales and probabilities of achieving such future sales would have resulted in a higher fair value measurement while an increase in the discount rate would have resulted in a lower fair value measurement.

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Fiscal Year Ended
	December 31,
	2015	2014	2013
Balance at beginning of period	$(17,486)	$(5,484)	$(296)
Adjustment of provisional amounts	(50)	—	—
Issuance of contingent consideration	—	(10,695)	(5,553)
Settlement of contingent consideration	8,061	—	296
Total changes included in contingent consideration	4,825	(1,307)	69

Balance at end of period	$(4,650)	$(17,486)	$(5,484)

In January 2015, the Company paid approximately $8,057 to the former stockholders of Goold Health Systems in full satisfaction of its contingent consideration liability.

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

In April 2015, the Company exercised its option to terminate all future obligations under the Vieosoft Inc. (“Vieosoft”) stock purchase agreement in exchange for a future cash payment of $4,650 to the former stockholders of Vieosoft. This termination payment was not accepted and the former stockholders of Vieosoft have filed a lawsuit against the Company.

In September 2015, the Company concluded that Engagement Solutions will not achieve the performance requirements necessary to earn future contingent consideration payments. As a result, the Company recognized a gain of $4,730 to eliminate the contingent consideration obligation.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

During the year ended December 31, 2015, the Company determined, as a result of technology challenges, slower than expected customer adoption, and management attrition, that one of its recently developed products in the network solutions segment may be impaired. As a result, the Company was required to assess the recoverability of the net assets included in the relevant asset group. The Company recognized an impairment charge, measured as of December 31, 2015, to adjust the carrying value of the asset group to its fair value. This impairment charge was allocated to the affected-long-lived assets on a pro rata basis. In addition, throughout 2015 the Company abandoned certain hardware and software in connection with the continued migration of software development to a cloud-based environment. Among this abandoned hardware and software was a complete redevelopment of an existing software and analytics’ solution in this cloud-based environment.

During the year ended December 31, 2014, the Company’s technology-enabled services segment received notice that its existing contract with a customer would not be renewed in full upon its expiration. As a result, the Company abandoned a customer related project that was under development and assessed the recoverability of the net assets included in the relevant asset group. The Company recognized an impairment charge, measured as of April 30, 2014, to write off the abandoned project and to adjust the carrying value of the asset group to its fair value. This latter impairment charge was generally allocated to the affected long-lived assets on a pro rata basis. Additionally, the Company abandoned certain network solutions and technology-enabled services segment development projects in connection with execution of certain strategic initiatives during the year ended December 31, 2014.

The following table summarizes the affected financial statement captions, the allocation of the impairment charges among those captions and provides certain quantitative information associated with the required fair value measurements.

	Range of Inputs		Fair Value		Impairment
	2015	2014	2015	2014	2015	2014
Long-lived assets to be held and used (Level 3)
Relevant asset group	N/A	N/A	$786	$13,066	$4,995	$73,220
Balance sheet account:
Customer relationships	N/A	N/A	N/A	N/A	N/A	$72,290
Non-compete agreements	N/A	N/A	N/A	N/A	$672	N/A
Other intangible assets	N/A	N/A	N/A	N/A	1,464	N/A
Property and equipment	N/A	N/A	N/A	N/A	2,859	$930
Unobservable inputs (discounted cash flow method):
Probability of contract extension	N/A	80%	N/A	N/A	N/A	N/A
Probability of new contract execution	N/A	20%-90%	N/A	N/A	N/A	N/A
Expected annual revenue range	$101-$5,443	$3,080-$3,590	N/A	N/A	N/A	N/A
Remaining life of the asset group	7 years	N/A	N/A	N/A	N/A	N/A
Discount rate	14.9%	N/A	N/A	N/A	N/A	N/A
Risk free interest rate	N/A	1.6%	N/A	N/A	N/A	N/A
Long-lived assets to be disposed of
Property and Equipment	N/A	N/A	$ —	$ —	$3,557	$9,949

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the estimated fair value of financial instruments held by the Company as of December 31, 2015 were:

	Carrying Amount	Fair Value

Cash and cash equivalents	$66,655	$66,655
Accounts receivable	$280,858	$280,858
Senior Credit Facilities (Level 1)	$1,776,647	$1,774,860
Senior Notes (Level 2)	$979,069	$1,026,250

The carrying amounts of cash equivalents and accounts receivable approximate fair value because of their short-term maturities. The fair value of long-term debt is based upon market quotes and trades by investors in partial interests of these instruments.

11. Commitments

Lease Commitments

The Company recognizes lease expense on a straight-line basis, including predetermined fixed escalations, over the initial lease term including reasonably assured renewal periods from the time that the Company controls the leased property.

The Company leases its offices and other facilities under operating lease agreements that expire at various dates through 2027. Future minimum lease commitments under these non-cancellable lease agreements as of December 31, 2015 were as follows:

Years Ending December 31:
2016	$14,748
2017	12,947
2018	11,466
2019	6,646
2020	5,407
Thereafter	19,019

Total minimum lease payments	$70,233

Total rent expense for all operating leases was $14,806, $12,991 and $12,625 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

12. Legal Proceedings

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

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

13. Incentive Compensation Plans

Equity Compensation Plans

In connection with the 2011 Merger, Parent assumed the Change Healthcare, Inc. Amended and Restated 2009 Equity Incentive Plan (the “Parent Equity Plan”). Pursuant to the Parent Equity Plan, 180,950 shares of Parent common stock have been reserved for the issuance of equity awards to employees, directors and consultants of Parent and its affiliates.

Equity Awards

Parent grants equity-based awards of Parent common stock to certain employees and directors under the Parent Equity Plan. Grants under the Parent Equity Plan consist of one, or a combination of, time-vested awards and/or performance-based awards. In each case, the equity awards are subject to certain call rights by Parent in the event of termination of service by the award holder and put rights by the award holder or his/her beneficiaries in the event of death or disability. The Company’s practice is to repurchase shares of Parent common stock held by former employees no earlier than six months following issuance of such shares of Parent common stock. As of December 31, 2015, the Company expects to repurchase 205 such shares of Parent common stock.

Rollover Awards: In connection with the 2011 Merger, certain outstanding grants for members of senior management under the Parent Equity Plan were exchanged for new options of Parent common stock (the “Rollover Awards).

Time Vested Awards: The time-vested awards consist of the following:

(i) Tier I Time Awards were granted with an exercise price equal to the fair value of Parent common stock on the date of grant and generally vest in equal 20% installments on the first through fifth anniversary of the 2011 Merger or the grant date, subject to the award holder’s continued employment through each vesting date. The Company estimates the fair value of the Tier I Time Awards using the Black-Scholes option pricing model. As of December 31, 2015, unrecognized compensation expense related to Tier I Time Awards was $29,960. This expense is expected to be recognized over a weighted average period of 2.24 years.

(ii) Tier II Time Awards were granted with an exercise price greater than the fair value of Parent common stock on the date of grant and generally vest in equal 20% installments on the first through fifth anniversary of the 2011 Merger or grant date, subject to the award holder’s continued employment through each vesting date. As the Tier II Time Awards were granted with an exercise price that was significantly out of the money as of the grant date, the Tier II Time Awards contain an implied market condition. As a result, the requisite service period is the longer of the explicit and derived service periods. The Company estimates the fair value of the Tier II Time Awards using a Monte Carlo simulation. As of December 31, 2015, unrecognized compensation expense related to the Tier II Time Awards was $1,250. This expense is expected to be recognized over a weighted average period of 1.87 years.

Performance Awards: The performance awards were granted with an exercise price equal to the fair value of Parent common stock on the date of grant and vest, subject to the employee’s continued employment through the vesting date, on the date when Blackstone has sold at least 25% of the maximum number of Parent shares held by it (i.e. a liquidity event) and achieved a specified rate of return. The Company values the performance awards using a Monte Carlo simulation. Because vesting of the performance awards is contingent upon the occurrence of a liquidity event, no compensation expense has been recorded related to the performance awards. In the event that a sale by Blackstone of at least 25% of its stock occurs, the Company will record all related compensation expense at that time. As of December 31, 2015, unrecognized compensation expense related to the performance awards was $28,718.

Restricted Stock Units: During 2014, the Company granted 1,500 restricted stock units with a grant date fair value of $1,020 to vest in 20% equal installments on the first through fifth anniversary of the grant date, subject to the employee’s continued employment through each vesting date. As of December 31, 2015, 300 stock units were vested with an intrinsic value of $440 at the time of vesting and unrecognized compensation expense related to the restricted stock units was $998. This expense is expected to be recognized over a weighted average period of 1.94 years.

Modification of Awards

In September 2013, awards granted to the Company’s former chief executive officer were modified to accelerate vesting and extend the period to exercise a portion of the Tier I Time Awards and Performance Awards for three years following his termination. In November 2014, awards granted to a former executive were modified to extend the period to exercise vested options following his termination. The former executive’s exercise period for the Tier I Time Awards was extended to fourteen months following his termination, and total incremental compensation cost recognized as a result of these modifications to the Tier I Time Awards was $167 and $970 for the years ended December 31, 2014 and 2013, respectively.

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Activity Summary

A summary of award activity under the Parent Equity Plan for the year ended December 31, 2015, is presented separately below for awards valued using the Black Scholes option pricing model and a Monte Carlo simulation.

Awards Valued Using the Black Scholes Option Pricing Model

					Weighted Average
			Weighted Average		Remaining		Aggregate
	Awards		Exercise Price		Contractual Term		Intrinsic Value
	Tier I Time	Rollover	Tier I Time	Rollover	Tier I Time	Rollover	Tier I Time	Rollover
	Awards	Awards	Awards	Awards	Awards	Awards	Awards	Awards
Outstanding at January 1, 2015	61,370.0	2,582.0	$1,074	$220	8.4	7.4	$24,005	$3,215
Granted	18,182.5	—	1,682	—
Exercised	(1,586.2)	(240.0)	1,003	250			1,035	292
Expired	—	—	—	—
Forfeited	(3,850.8)	—	1,117	—
Outstanding at December 31, 2015	74,115.5	2,342.0	$1,218	$217	7.9	6.5	$40,942	$3,637

Exercisable at December 31, 2015	29,295.2	2,342.0	$1,030	$217	7.0	6.5	$21,685	$3,637

Awards Valued Using a Monte Carlo Simulation

					Weighted Average
			Weighted Average		Remaining		Aggregate
	Awards		Exercise Price		Contractual Term		Intrinsic Value
	Tier II Time	Performance	Tier II Time	Performance	Tier II Time	Performance	Tier II Time	Performance
	Awards	Awards	Awards	Awards	Awards	Awards	Awards	Awards
Outstanding at January 1, 2015	14,250.0	59,572.5	$2,500	$1,074	8.2	8.4	$—	$—
Granted	—	18,182.5	—	1,681
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	(10,182.5)	—	1,084
Outstanding at December 31, 2015	14,250.0	67,572.5	$2,500	$1,237	7.2	8.0	$—	$—

Exercisable at December 31, 2015	7,990.0	—	$2,500	$—	6.9	—	$—	$—

Restricted Stock Units

Restricted
Stock Units
Unvested at December 31, 2014	1,500
Granted	—
Canceled	—
Vested	300

Unvested at December 31, 2015	1,200

Black-Scholes and Monte Carlo Simulation Option Pricing Model Assumptions

The following table summarizes the weighted average grant date fair values of awards valued using the Black-Scholes and Monte Carlo Simulation option pricing models, as appropriate, and the weighted average assumptions used to develop the fair value estimates under each of the valuation models for the years ended December 31, 2015, 2014 and 2013, respectively:

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

	Tier I	Tier II	Performance
	Time Awards	Time Awards	Awards
Year Ended December 31, 2015:
Weighted average grant date fair value	$864.02	N/A	$465.06
Expected volatility	51.24%	N/A	50.70%
Risk-free interest rate	1.76%	N/A	1.70%
Expected term (years)	6.49	N/A	N/A
Year Ended December 31, 2014:
Weighted average grant date fair value	$721.62	$399.07	$409.74
Expected volatility	59.22%	55.87%	54.01%
Risk-free interest rate	1.93%	2.76%	2.35%
Expected term (years)	6.50	N/A	N/A
Year Ended December 31, 2013:
Weighted average grant date fair value	$606.70	$399.07	$371.61
Expected volatility	62.05%	55.87%	55.87%
Risk-free interest rate	1.77%	2.76%	2.76%
Expected term (years)	6.48	N/A	N/A

Expected dividend yield — The Company is subject to limitations on the payment of dividends under its Senior Credit Facilities as further discussed in Note 8 above to these consolidated financial statements. An increase in the dividend yield will decrease compensation expense.

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

Summary of Equity Compensation Expense

For the years ended December 31, 2015, 2014 and 2013, the Company recognized expense of $9,285, $7,334 and $7,021, and an income tax benefit of $550, $733 and $59, respectively, in the aggregate related to its equity compensation arrangements.

Long Term Cash Incentive Plan

During 2013, the Company adopted the Change Healthcare Holdings, Inc. Long Term Cash Incentive Plan (the “LTIP”). Under the terms of the LTIP, each participant has the opportunity to accrue a specified percentage of their respective annual base salary during each year of the 2013 to 2017 performance period based on the amount by which earnings before interest, taxes, depreciation and amortization of the participants designated business unit exceed a specified threshold. Aggregate payments under the LTIP will occur only in connection with a change in control of the Company and generally require the continued service of the respective participants through the date of the change in control.

At December 31, 2015, based on current participants, the maximum amount of cash payments that could be payable under the LTIP in the event of a change in control are $7,011. As of December 31, 2015, an estimated $3,517 of this maximum amount has been earned by the participants and would be payable in the event of a change in control. Because any payments under the LTIP are contingent upon a change in control, no amounts under the LTIP have been accrued in the accompanying consolidated balance sheets.

14. Retirement Plans

Employees of the Company may participate in a 401k plan, which provides for matching contributions from the Company. Expenses related to this 401k plan were $6,322, $5,174 and $4,942 for the years ended December 31, 2015, 2014 and 2013, respectively.

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

15. Income Taxes

The income tax provision (benefit) for the years ended December 31, 2015, 2014 and 2013, respectively, was as follows:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$(1,063)	$349
State	3,359	2,590	2,521

Current income tax provision (benefit)	3,359	1,527	2,870

Deferred:
Federal	(62,772)	(42,382)	(40,161)
State	(14,930)	(1,010)	606

Deferred income tax provision (benefit)	(77,702)	(43,392)	(39,555)

Total income tax provision (benefit)	$(74,343)	$(41,865)	$(36,685)

The differences between the federal statutory rate and the effective income tax rate principally relate to the impact of valuation allowances and uncertain tax positions related to state income taxes, changes in the Company’s Tennessee apportionment resulting from the enactment of the Tennessee Revenue Modernization Act in May 2015, book versus tax basis differences in the Company’s investment in subsidiary prior to the change in tax status of such subsidiary from a partnership to a corporation in January 2014 and stock compensation expense recorded for book purposes but not deductible for tax. The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory U.S. federal tax rate	35.00%	35.00%	35.00%
State income taxes (net of federal benefit)	7.45	1.00	(1.89)
Other	1.18	0.79	(0.10)
Change in tax status	—	(1.23)	—

Effective income tax rate	43.63%	35.56%	33.01%

At December 31, 2015, the Company had net operating loss carryforwards (tax effected) for federal and state income tax purposes of approximately $191,406 and $43,680, respectively, which expire from 2026 through 2035 and 2016 through 2035, respectively. A portion of net operating loss carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods due to the “change of ownership related to a legal entity simplification” provisions of the Internal Revenue Code and similar state provisions.

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

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2015 and 2014 were as follows:

	2015	2014
Deferred tax assets and (liabilities):
Depreciation and amortization	$(723,890)	$(636,550)
Accounts receivable	2,129	2,503
Fair value of interest rate swap	1,009	967
Accruals and reserves	14,340	17,756
Capital and net operating losses	235,934	203,962
Debt discount and interest	14	451
Equity compensation	11,839	8,675
Valuation allowance	(1,670)	(15,468)
Tax receivable agreement obligation to related parties	26,804	21,381
Other	3,108	1,989

Net deferred tax assets and (liabilities)	$(430,383)	$(394,334)

Reported as:
Non-current deferred tax assets	$—	$—
Non-current deferred tax liabilities	(430,383)	(394,334)

Net deferred tax assets and (liabilities)	$(430,383)	$(394,334)

In January 2014, the Company effected a change in the tax status of a subsidiary from a partnership to a corporation. Prior to the tax status change, the Company recognized a deferred tax liability for the difference in the book and tax basis of its investment in such subsidiary (i.e. outside basis). Following the tax status change, the Company’s deferred tax balances reflect differences in the book and tax bases of the individual assets and liabilities included in the corporation.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	Year Ended December 31,
	2015	2014	2013
Unrecognized benefit from prior years	$10,312	$11,366	$11,021
Decreases from prior period tax positions	—	(38)	(216)
Increases from current period tax positions	—	331	561
Decreases from settlements with taxing authorities	—	(1,347)	—

Ending unrecognized benefit	$10,312	$10,312	$11,366

The Company had unrecognized tax benefits of $752 as of December 31, 2015 and 2014, which if recognized, would affect the effective income tax rate.

The Company recognizes interest income and expense (if any) related to income taxes as a component of income tax expense. The Company recognized no interest and penalties for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company’s U.S. federal and state income tax returns for the tax years 2012 and beyond remain subject to examination by the Internal Revenue Service. With respect to state and local jurisdictions and countries outside of the United States, the Company and its subsidiaries are typically subject to examination for a number of years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that may be incurred due to state, local or foreign audits.

16. Tax Receivable Agreement Obligations to Related Parties

The Company is a party to tax receivable agreements which obligate it to make payments to certain current and former owners of the Company, including affiliates of Blackstone, Hellman & Friedman and certain members of management (collectively, the “TRA Members”), equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from certain previous transactions, including the 2011 Merger. The Company will retain the benefit of the remaining 15% of these tax savings.

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

The Company expects cumulative remaining payments under the tax receivable agreements of $355,742. $174,480 of this amount, which reflected the initial fair value of the tax receivable agreement obligations plus recognized accretion, was reflected as an obligation on the accompanying consolidated balance sheet at December 31, 2015. The accompanying consolidated statement of operations for the years ended December 31, 2015, 2014 and 2013 include accretion expense of $10,496, $14,446 and $26,470, respectively, related to this obligation.

During 2015, the Company changed its estimate of the timing and amount of future cash flows attributable to the tax receivable agreements as a result of a change in the Company’s effective tax rate, acquisitions consummated during the year and routine updates to financial projections. These revised estimates resulted in a decrease to loss before income tax benefit of $11,648 for the year ended December 31, 2015.

Based on current facts and circumstances, the Company estimates the aggregate payments due under the tax receivable agreements to be as follows:

Years Ending December 31:
2016	$986
2017	6,212
2018	57,708
2019	89,678
2020	41,895

Thereafter	159,263
Gross expected payments	355,742
Less: Amounts representing discount	(181,263)

Total tax receivable agreement obligations due to related parties	174,479
Less: Current portion due (included in accrued expenses)	(986)

Tax receivable agreement obligations due to related parties	$173,493

The timing and/or amount of aggregate payments due may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and the portion of payments under the tax receivable agreements constituting imputed interest or amortizable basis.

17. Other Related Party Transactions

Transaction and Advisory Fee Agreement

In connection with the 2011 Merger, the Company entered into a transaction and advisory fee agreement with Blackstone Management Partners L.L.C., an affiliate of Blackstone (“BMP”), and Hellman & Friedman, L.P., an affiliate of Hellman & Friedman (“HFLP,” and, together with BMP, the “Managers”), for a term of twelve years. Pursuant to the agreement, in consideration for certain advisory services, the Company is obligated to pay the Managers at the beginning of each fiscal year an aggregate advisory fee of $6,000 or an agreed upon amount not to exceed 2% of consolidated EBITDA (as defined in the Senior Credit Agreement) for such fiscal year. Pursuant to the agreement, the Managers are also entitled to receive transaction fees equal to 1% of the aggregate transaction value upon the consummation of any acquisition, divestiture, disposition, merger, consolidation, restructuring or recapitalization, issuance of private or public debt or equity securities (including an initial public offering of equity securities), financing or similar transaction involving the Company.

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

During the years ended December 31, 2015, 2014 and 2013, the Company paid $6,000 ($4,350 to BMP and $1,650 to HFLP) in advisory fees for each year and approximately $700, $400 and $200, respectively, as reimbursement to BMP for their out of pocket expenses. The advisory fees are reflected within sales, marketing, general and administrative expense in the accompanying consolidated statements of operations.

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Term Loans Held by Related Party

During the years ended December 31, 2015, 2014 and 2013, certain investment funds managed by GSO Capital Partners LP (the “GSO-managed funds”) held a portion of the term loans under the Senior Credit Facilities. GSO Advisor Holdings LLC (“GSO Advisor”) is the general partner of GSO Capital Partners LP. Blackstone, indirectly through its subsidiaries, holds all of the issued and outstanding equity interests of GSO Advisor. As of December 31, 2015 and 2014, the GSO-managed funds held $55,247 and $68,588 in principal amount of the Senior Credit Facilities ($552 and $686 of which is classified within current portion of long-term debt), respectively.

Transactions with Blackstone Portfolio Companies

The Company provides various services to certain Blackstone portfolio companies under contracts that were executed in the normal course of business. The Company recognized revenue of $3,167, $3,230 and $6,959 related to services provided to Blackstone portfolio companies for the years ended December 31, 2015, 2014 and 2013, respectively.

Transactions with Hellman & Friedman Portfolio Companies

The Company both provides various services to, and purchases from, certain Hellman & Friedman portfolio companies under contracts that were executed in the normal course of business. The Company recognized revenue of $5,751, $6,028 and $2,029 related to services provided to Hellman & Friedman portfolio companies for the years ended December 31, 2015, 2014 and 2013, respectively. The Company paid Hellman & Friedman portfolio companies $233, $116 and $695 related to services provided to the Company for the years ended December 31, 2015, 2014 and 2013, respectively.

Other

During 2015, the Company executed agreements with a vendor and its affiliate in which a director of the Company is the president and chief executive officer to provide certain software related services. Under these agreements, the Company paid the vendor approximately $681 in the aggregate for the year ended December 31, 2015.

18. Segment Reporting

Effective January 1, 2015, the Company completed an internal reorganization of its reporting structure which resulted in a change in the composition of its operating segments. Additionally, the Company periodically makes other changes to the composition of its operating segments. Prior period segment information throughout the notes to these consolidated financial statements is restated to reflect the organizational structure and any other changes made.

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

Software and Analytics

The software and analytics segment provides revenue cycle technology, revenue optimization, payment integrity, electronic payment, risk adjustment, quality reporting, data and analytics and engagement solutions.

Network Solutions

The network solutions segment provides financial and administrative information exchange solutions for medical, pharmacy and dental claims management and other standardized healthcare transactions, including clinical information exchange capabilities.

Technology-enabled Services

The technology-enabled services segment provides payment and communication, eligibility and enrollment, healthcare consulting, payment automation and pharmacy benefits administration solutions.

Change Healthcare Holdings, Inc.

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

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

The revenue and adjusted EBITDA for the operating segments are as follows:

	Year Ended December 31, 2015
			Technology-
	Software and	Network	enabled	Corporate and
	Analytics	Solutions	Services	Eliminations	Consolidated
Revenue from external customers:
Solutions revenue	$353,526	$375,582	$421,455	$(26,375)	$1,124,188
Postage revenue	—	—	—	352,895	352,895
Inter-segment revenue	1,190	383	4,478	(6,051)	—

Net revenue	$354,716	$375,965	$425,933	$320,469	$1,477,083

Income (loss) before income taxes	115,721	194,166	144,776	(625,075)	(170,412)
Interest expense	—	—	—	168,252	168,252
Depreciation and amortization	—	—	—	342,303	342,303

EBITDA	115,721	194,166	144,776	(114,520)	340,143
Equity compensation	1,972	820	701	5,792	9,285
Acquisition accounting adjustments	1,165	5	636	—	1,806
Acquisition-related costs	395	93	1,012	6,943	8,443
Transaction-related costs and advisory fees	—	—	—	6,703	6,703
Strategic initiatives, duplicative and transition costs	2,101	1,333	1,784	5,672	10,890
Severance costs	2,209	846	2,748	1,192	6,995
Accretion	—	—	—	10,496	10,496
Impairment of long-lived assets	2,178	5,953	999	(578)	8,552
Contingent consideration	(4,825)	—	—	—	(4,825)
Other non-routine, net	944	521	114	3,538	5,117

EBITDA Adjustments	6,139	9,571	7,994	39,758	63,462

Adjusted EBITDA	$121,860	$203,737	$152,770	$(74,762)	$403,605

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

	Year Ended December 31, 2014
			Technology-
	Software and	Network	enabled	Corporate and
	Analytics	Solutions	Services	Eliminations	Consolidated
Revenue from external customers:
Solutions revenue	$249,489	$349,061	$431,674	$(23,275)	$1,006,949
Postage revenue	—	—	—	343,464	343,464
Inter-segment revenue	1,030	352	7,693	(9,075)	—

Net revenue	$250,519	$349,413	$439,367	$311,114	$1,350,413

Income (loss) before income taxes	84,897	173,586	74,047	(450,249)	(117,719)
Interest expense	—	—	—	146,829	146,829
Depreciation and amortization	—	—	—	189,218	189,218

EBITDA	84,897	173,586	74,047	(114,202)	218,328
Equity compensation	567	567	1,049	5,151	7,334
Acquisition accounting adjustments	305	6	780	(56)	1,035
Acquisition-related costs	88	110	2,268	4,461	6,927
Transaction-related costs and advisory fees	—	—	—	6,448	6,448
Strategic initiatives, duplicative and transition costs	828	237	179	11,620	12,864
Severance costs	1,389	1,592	2,134	2,890	8,005
Accretion	—	—	—	14,446	14,446
Impairment of long-lived assets	219	2,036	76,909	4,005	83,169
Contingent consideration	—	1,071	—	236	1,307
Other non-routine, net	1,235	334	4,131	(1,216)	4,484

EBITDA Adjustments	4,631	5,953	87,450	47,985	146,019

Adjusted EBITDA	$89,528	$179,539	$161,497	$(66,217)	$364,347

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

	Year Ended December 31, 2013
			Technology-
	Software and	Network	enabled	Corporate and
	Analytics	Solutions	Services	Eliminations	Consolidated
Revenue from external customers:
Solutions revenue	$206,974	$331,479	$417,262	$(25,002)	$930,713
Postage revenue	—	—	—	311,854	311,854
Inter-segment revenue	2,173	334	3,834	(6,341)	—

Net revenue	$209,147	$331,813	$421,096	$280,511	$1,242,567

Income (loss) before income taxes	56,203	158,061	140,836	(466,243)	(111,143)
Interest expense	—	—	—	153,169	153,169
Depreciation and amortization	—	—	—	183,839	183,839

EBITDA	56,203	158,061	140,836	(129,235)	225,865
Equity compensation	735	1,540	1,210	3,536	7,021
Acquisition accounting adjustments	517	116	295	(34)	894
Acquisition-related costs	200	141	1,850	1,054	3,245
Transaction-related costs and advisory fees	—	—	—	6,948	6,948
Strategic initiatives, duplicative and transition costs	892	1,596	587	5,326	8,401
Severance costs	810	1,207	791	4,712	7,520
Loss on extinguishment of debt and other related costs	—	—	—	24,311	24,311
Accretion	—	—	—	26,470	26,470
Impairment of long-lived assets	5,782	1,831	2,688	318	10,619
Contingent consideration	—	(69)	—	—	(69)
Other non-routine, net	600	277	5,472	(3,584)	2,765

EBITDA Adjustments	9,536	6,639	12,893	69,057	98,125

Adjusted EBITDA	$65,739	$164,700	$153,729	$(60,178)	$323,990

19. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of taxes, as of and for the year ended December 31, 2015.

	Foreign		Accumulated
	Currency		Other
	Translation	Cash Flow	Comprehensive
	Adjustment	Hedge	Income (Loss)
Balance at January 1, 2015	$(483)	$(1,472)	$(1,955)
Change associated with foreign currency translation	(654)	—	(654)
Change associated with current period hedging	—	2,540	2,540
Reclassification into earnings	—	(2,587)	(2,587)

Balance at December 31, 2015	$(1,137)	$(1,519)	$(2,656)

20. Supplemental Condensed Consolidating Financial Information

In lieu of providing separate annual and interim financial statements for each guarantor of debt securities to be registered, Regulation S-X of SEC Guidelines, Rules and Regulations (“Regulation S-X”) provides companies, if certain criteria are satisfied, with the option to instead provide condensed consolidating financial information for its issuers, guarantors and non-guarantors. In the case of the Company, the applicable criteria include the following: (i) the Senior Notes are fully and unconditionally guaranteed on a joint and several basis (subject to customary release provisions), (ii) each of the guarantors of the Senior Notes is a direct or indirect 100%-owned subsidiary of the Company and (iii) any non-guarantors are considered minor as that term is defined in Regulation S-X. Because each of these criteria has been satisfied by the Company, summarized condensed consolidating balance sheets at December 31, 2015 and 2014, condensed consolidating statements of operations, comprehensive income (loss) and cash flows for each of the years ended December 31, 2015, 2014 and 2013, respectively, for the Company, segregating the issuer, the subsidiary guarantors and consolidating adjustments, are reflected below. Prior year amounts have been reclassified to conform to the current year presentation.

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Balance Sheet

	As of December 31, 2015
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$738	$65,917	$—	$66,655
Accounts receivable, net of allowance for doubtful accounts	—	280,858	—	280,858
Prepaid expenses and other current assets	2,234	33,179	—	35,413

Total current assets	2,972	379,954	—	382,926
Property and equipment, net	3	244,142	—	244,145
Due from affiliates	135,406	—	(135,406)	—
Investment in consolidated subsidiaries	1,790,964	—	(1,790,964)	—
Goodwill	—	2,230,100	—	2,230,100
Intangible assets, net	1,000	1,706,863	—	1,707,863
Other assets, net	253,960	8,050	(253,510)	8,500

Total assets	$2,184,305	$4,569,109	$(2,179,880)	$4,573,534

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$27,950	$—	$27,950
Accrued expenses	10,689	156,480	—	167,169
Deferred revenues	—	12,943	—	12,943
Current portion of long-term debt	8,099	24,676	—	32,775

Total current liabilities	18,788	222,049	—	240,837
Due to affiliates	—	135,406	(135,406)	—
Long-term debt, excluding current portion	1,015,243	1,725,935	—	2,741,178
Deferred income tax liabilities	—	683,893	(253,510)	430,383
Tax receivable agreement obligations to related parties	173,493	—	—	173,493
Other long-term liabilities	1,092	10,862	—	11,954
Commitments and contingencies
Equity	975,689	1,790,964	(1,790,964)	975,689

Total liabilities and equity	$2,184,305	$4,569,109	$(2,179,880)	$4,573,534

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Balance Sheet

	As of December 31, 2014
	Change Healthcare Holdings, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$796	$81,510	$—	$82,306
Accounts receivable, net of allowance for doubtful accounts	—	233,791	—	233,791
Prepaid expenses and other current assets	2,267	26,979	—	29,246

Total current assets	3,063	342,280	—	345,343
Property and equipment, net	7	244,146	—	244,153
Due from affiliates	—	180,610	(180,610)	—
Investment in subsidiaries	1,740,062	—	(1,740,062)	—
Goodwill	—	1,702,569	—	1,702,569
Intangible assets, net	133,500	1,405,894	—	1,539,394
Other assets, net	150,906	7,924	(149,647)	9,183

Total assets	$2,027,538	$3,883,423	$(2,070,319)	$3,840,642

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$16,399	$—	$16,399
Accrued expenses	4,935	170,271	—	175,206
Deferred revenues	—	10,518	—	10,518
Current portion of long-term debt	6,709	20,599	—	27,308

Total current liabilities	11,644	217,787	—	229,431
Due to affiliates	180,610	—	(180,610)	—
Long-term debt, excluding current portion	769,236	1,366,232	—	2,135,468
Deferred income tax liabilities	—	543,981	(149,647)	394,334
Tax receivable agreement obligations to related parties	163,983	—	—	163,983
Other long-term liabilities	—	15,361	—	15,361
Commitments and contingencies
Equity:	902,065	1,740,062	(1,740,062)	902,065

Total liabilities and equity	$2,027,538	$3,883,423	$(2,070,319)	$3,840,642

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2015
	Change Healthcare Holdings, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Solutions revenue	$—	$1,124,188	$—	$1,124,188
Postage revenue	—	352,895	—	352,895

Total revenue	—	1,477,083	—	1,477,083
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	228	507,130	—	507,358
Development and engineering	—	45,489	—	45,489
Sales, marketing, general and administrative	11,447	206,269	—	217,716
Customer postage	—	352,895	—	352,895
Depreciation and amortization	132,509	209,794	—	342,303
Accretion	10,496	—	—	10,496
Impairment of long-lived assets	—	8,552	—	8,552

Operating income (loss)	(154,680)	146,954	—	(7,726)
Equity in earnings of consolidated subsidiaries	(46,686)	—	46,686	—
Interest expense, net	91,904	76,348	—	168,252
Contingent consideration	—	(4,825)	—	(4,825)
Other	—	(741)	—	(741)

Income (loss) before income tax provision (benefit)	(199,898)	76,172	(46,686)	(170,412)
Income tax provision (benefit)	(103,829)	29,486	—	(74,343)

Net income (loss)	$(96,069)	$46,686	$(46,686)	$(96,069)

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2014
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Revenue
Solutions revenue	$—	$1,006,949	$—	$1,006,949
Postage revenue	—	343,464	—	343,464

Total revenue	—	1,350,413	—	1,350,413
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	462,332	—	462,332
Development and engineering	—	32,956	—	32,956
Sales, marketing, general and administrative	17,126	181,253	—	198,379
Customer postage	—	343,464	—	343,464
Depreciation and amortization	9,003	180,215	—	189,218
Accretion	14,446	—	—	14,446
Impairment of long-lived assets	—	83,169	—	83,169

Operating income (loss)	(40,575)	67,024	—	26,449
Equity in earnings of consolidated subsidiaries	31,409	—	(31,409)	—
Interest expense, net	93,471	53,358	—	146,829
Contingent consideration	—	1,307	—	1,307
Other	(111)	(3,857)	—	(3,968)

Income (loss) before income tax provision (benefit)	(165,344)	16,216	31,409	(117,719)
Income tax provision (benefit)	(89,490)	47,625	—	(41,865)

Net income (loss)	$(75,854)	$(31,409)	$31,409	$(75,854)

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2013
	Change Healthcare Holdings, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Solutions revenue	$—	$930,713	$—	$930,713
Postage revenue	—	311,854		311,854

Total revenue	—	1,242,567	—	1,242,567
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	447,324	—	447,324
Development and engineering	—	31,426	—	31,426
Sales, marketing, general and administrative	12,321	157,730	—	170,051
Customer postage	—	311,854	—	311,854
Depreciation and amortization	9,004	174,835	—	183,839
Accretion	26,470	—	—	26,470
Impairment of long-lived assets	—	10,619	—	10,619

Operating income (loss)	(47,795)	108,779	—	60,984
Equity in earnings of consolidated subsidiaries	(14,159)	—	14,159	—
Interest expense, net	94,021	59,148	—	153,169
Loss on extinguishment of debt	485	22,675	—	23,160
Contingent consideration	—	(69)	—	(69)
Other	(2,925)	(1,208)	—	(4,133)

Income (loss) before income tax provision (benefit)	(125,217)	28,233	(14,159)	(111,143)
Income tax provision (benefit)	(50,759)	14,074	—	(36,685)

Net income (loss)	$(74,458)	$14,159	$(14,159)	$(74,458)

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Year Ended December 31, 2015
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(96,069)	$46,686	$(46,686)	$(96,069)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(47)	—	—	(47)
Foreign currency translation adjustment	—	(654)	—	(654)
Equity in other comprehensive earnings	(654)	—	654	—

Other comprehensive income (loss)	(701)	(654)	654	(701)

Total comprehensive income (loss)	$(96,770)	$46,032	$(46,032)	$(96,770)

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Year Ended December 31, 2014
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(75,854)	$(31,409)	$31,409	$(75,854)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(393)	—	—	(393)
Foreign currency translation adjustment	—	(219)	—	(219)
Equity in other comprehensive earnings	(219)	—	219	—

Other comprehensive income (loss)	(612)	(219)	219	(612)

Total comprehensive income (loss)	$(76,466)	$(31,628)	$31,628	$(76,466)

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Year Ended December 31, 2013
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(74,458)	$14,159	$(14,159)	$(74,458)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	2,583	—	—	2,583
Foreign currency translation adjustment	—	(137)	—	(137)
Equity in other comprehensive earnings	(137)	—	137	—

Other comprehensive income (loss)	2,446	(137)	137	2,446

Total comprehensive income (loss)	$(72,012)	$14,022	$(14,022)	$(72,012)

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2015
	Change Healthcare Holdings, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net income (loss)	$(96,069)	$46,686	$(46,686)	$(96,069)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	132,509	209,794	—	342,303
Accretion	10,496	—	—	10,496
Equity compensation	315	8,970	—	9,285
Deferred income tax expense (benefit)	(26,160)	(51,542)	—	(77,702)
Amortization of debt discount and issuance costs	3,390	7,396	—	10,786
Contingent consideration	—	(4,825)	—	(4,825)
Impairment of long lived assets	—	8,552	—	8,552
Equity in earnings of consolidated subsidiaries	(46,686)	—	46,686	—
Other	(1,488)	(332)	—	(1,820)
Changes in operating assets and liabilities:
Accounts receivable	—	5,078	—	5,078
Prepaid expenses and other	(77,416)	78,626	—	1,210
Accounts payable	—	11,391	—	11,391
Accrued expenses, deferred revenue, and other liabilities	9,464	(60,430)	—	(50,966)
Tax receivable agreement obligations to related parties	(944)	—	—	(944)
Due to/from affiliates	(316,014)	316,014	—	—

Net cash provided (used in) by operating activities	(408,603)	575,378	—	166,775

Investing activities
Purchases of property and equipment	—	(56,963)	—	(56,963)
Payments for acquisitions, net of cash acquired	—	(717,669)	—	(717,669)
Other	—	(5,325)	—	(5,325)
Investment in subsidiary	4,755	—	(4,755)	—

Net cash provided by (used in) investing activities	4,755	(779,957)	(4,755)	(779,957)

Financing activities
Distributions from (to) Change Healthcare Holdings, Inc., net	—	(4,755)	4,755	—
Proceeds from Term Loan Facility	8,481	376,930	—	385,411
Payments on Term Loan Facility	(320)	(16,180)	—	(16,500)
Proceeds from Senior Notes	243,453	—	—	243,453
Proceeds from Revolving Facility	—	60,000	—	60,000
Payments on Revolving Facility	—	(60,000)	—	(60,000)
Payment of loan costs	(2,500)	—	—	(2,500)
Payment of debt assumed from acquisition	—	(154,469)	—	(154,469)
Payment of data sublicense obligation	(6,433)	—	—	(6,433)
Payments of deferred financing obligations	—	(6,987)	—	(6,987)
Repurchase of Parent common stock	(5,772)	—	—	(5,772)
Capital contribution from Parent	166,881	—	—	166,881
Payment of contingent consideration	—	(5,553)	—	(5,553)

Net cash provided by (used in) financing activities	403,790	188,986	4,755	597,531

Net decrease in cash and cash equivalents	(58)	(15,593)	—	(15,651)
Cash and cash equivalents at beginning of period	796	81,510	—	82,306

Cash and cash equivalents at end of period	$738	$65,917	$—	$66,655

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2014
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Operating activities
Net income (loss)	$(75,854)	$(31,409)	$31,409	$(75,854)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,003	180,215	—	189,218
Accretion expense	14,446	—	—	14,446
Equity compensation expense	335	6,999	—	7,334
Deferred income tax expense (benefit)	(89,089)	45,697	—	(43,392)
Amortization of debt discount and issuance costs	2,704	5,143	—	7,847
Contingent consideration	—	1,307	—	1,307
Gain on sale of cost method investment	(114)	—	—	(114)
Impairment of long lived assets	—	83,169	—	83,169
Equity in earnings of consolidated subsidiaries	31,409	—	(31,409)	—
Other	(1,089)	(1,166)	—	(2,255)
Changes in operating assets and liabilities:
Accounts receivable	—	(6,824)	—	(6,824)
Prepaid expenses and other	773	(237)	—	536
Accounts payable	—	4,591	—	4,591
Accrued expenses, deferred revenue, and other liabilities	(2,608)	29,258	—	26,650
Tax receivable agreement obligations to related parties	(988)	—	—	(988)
Due to/from affiliates	111,582	(111,582)	—	—

Net cash provided by (used in) operating activities	510	205,161	—	205,671

Investing activities
Purchases of property and equipment	—	(55,926)	—	(55,926)
Payments for acquisitions, net of cash acquired	—	(252,772)	—	(252,772)
Other	677	(139)	—	538
Investment in subsidiaries, net	95	—	(95)	—

Net cash provided by (used in) investing activities	772	(308,837)	(95)	(308,160)

Financing activities
Distributions from (to) Change Healthcare Holdings, Inc., net	—	(95)	95	—
Proceeds from Term Loan Facility	—	157,600	—	157,600
Payments on Term Loan Facility	(276)	(13,003)	—	(13,279)
Proceeds from Revolving Facility	—	183,000	—	183,000
Payments on Revolving Facility	—	(183,000)	—	(183,000)
Payment of loan costs	—	(2,096)	—	(2,096)
Payment of debt assumed from acquisition	—	(25,262)	—	(25,262)
Payment of data sublicense obligation	(5,300)	—	—	(5,300)
Payments of deferred financing obligations	—	(5,441)	—	(5,441)
Repurchase of Parent common stock	(960)	(261)	—	(1,221)
Capital contribution from Parent	3,256	—	—	3,256

Net cash provided by (used in) financing activities	(3,280)	111,442	95	108,257

Net increase (decrease) in cash and cash equivalents	(1,998)	7,766	—	5,768
Cash and cash equivalents at beginning of period	2,794	73,744	—	76,538

Cash and cash equivalents at end of period	$796	$81,510	$—	$82,306

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2013
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Operating activities
Net income (loss)	$(74,458)	$14,159	$(14,159)	$(74,458)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,004	174,835	—	183,839
Accretion expense	26,470	—	—	26,470
Equity compensation expense	240	6,781	—	7,021
Deferred income tax expense (benefit)	(49,195)	9,640	—	(39,555)
Amortization of debt discount and issuance costs	2,501	5,974	—	8,475
Contingent consideration	—	(69)	—	(69)
Gain on sale of cost method investment	(2,925)	—	—	(2,925)
Loss on extinguishment of debt	478	22,350	—	22,828
Impairment of long lived assets	—	10,619	—	10,619
Equity in earnings of consolidated subsidiaries	(14,159)	—	14,159	—
Other	(822)	(1,140)	—	(1,962)
Changes in operating assets and liabilities:
Accounts receivable	—	(20,791)	—	(20,791)
Prepaid expenses and other	(2,402)	3,844	—	1,442
Accounts payable	—	1,335	—	1,335
Accrued expenses, deferred revenue, and other liabilities	3,171	26,102	—	29,273
Tax receivable agreement obligations to related parties	(1,142)	—	—	(1,142)
Due to/from affiliates	6,209	(6,209)	—	—

Net cash provided by (used in) operating activities	(97,030)	247,430	—	150,400

Investing activities
Purchases of property and equipment	(11)	(71,075)	—	(71,086)
Payments for acquisitions, net of cash acquired	—	(18,291)	—	(18,291)
Proceeds from sale of cost method investment	96,475	(90,655)	—	5,820
Investment in subsidiaries, net	5,821	—	(5,821)	—

Net cash provided by (used in) investing activities	102,285	(180,021)	(5,821)	(83,557)

Financing activities
Distributions from (to) Change Healthcare Holdings, Inc., net	—	(5,821)	5,821	—
Payments on Term Loan Facility	(280)	(12,632)	—	(12,912)
Payment of loan costs	—	(2,178)	—	(2,178)
Payment of debt assumed from acquisition	—	(218)	—	(218)
Payment of data sublicense obligation	(4,321)	—	—	(4,321)
Payments of deferred financing obligations	—	(3,243)	—	(3,243)
Repurchase of Parent common stock	(613)	—	—	(613)
Capital contribution from Parent	1,999	—		1,999
Other	—	(582)	—	(582)

Net cash provided by (used in) financing activities	(3,215)	(24,674)	5,821	(22,068)

Net increase (decrease) in cash and cash equivalents	2,040	42,735	—	44,775
Cash and cash equivalents at beginning of period	754	31,009	—	31,763

Cash and cash equivalents at end of period	$2,794	$73,744	$—	$76,538

Change Healthcare Holdings, Inc.

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2015	$6,377	$(1,052)	$1,631	$(3,577)	$3,379
Year ended December 31, 2014	$3,856	$5,027	$88	$(2,594)	$6,377
Year ended December 31, 2013	$3,585	$1,982	$854	$(2,565)	$3,856

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2016.

CHANGE HEALTHCARE HOLDINGS, INC.

By:	/s/ Neil E. de Crescenzo
Name:	Neil E. de Crescenzo
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil E. de Crescenzo	Chief Executive Officer and Director	March 14, 2016
Neil E. de Crescenzo	Principal Executive Officer

/s/ Randy P. Giles	Chief Financial Officer	March 14, 2016
Randy P. Giles	(Principal Financial Officer)

/s/ Dennis B. Robbins	Chief Accounting Officer	March 14, 2016
Dennis B. Robbins	(Principal Accounting Officer)

/s/ Howard L. Lance	Chairman of the Board of Directors	March 14, 2016
Howard L. Lance

/s/ Philip M. Pead	Director	March 14, 2016
Philip M. Pead

/s/ Pamela J. Pure	Director	March 14, 2016
Pamela J. Pure

/s/ Phillip W. Roe	Director	March 14, 2016
Phillip W. Roe

/s/ Neil P. Simpkins	Director	March 14, 2016
Neil P. Simpkins

/s/ Justin Sunshine	Director	March 14, 2016
Justin Sunshine

/s/ Allen R. Thorpe	Director	March 14, 2016
Allen R. Thorpe

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE

NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The registrant has not sent and, following the filing of this Annual Report with the SEC, does not intend to send to its security holders an annual report to security holders or proxy materials for the year ended December 31, 2015 or with respect to any annual or other meeting of security holders.

Index of Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 3, 2011, by and among Beagle Parent Corp., Beagle Acquisition Corp. and the Company (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on August 8, 2011, and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated July 3, 2015, by and among MediFAX-EDI, LLC, Alto Merger Sub Inc., Altegra Health, Inc. and Parthenon Investors III, L.P., solely in its capacity as the Stockholders’ Representative (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on July 9, 2015, and incorporated herein by reference).

3.1	Third Restated Certificate of Incorporation of the Company (included as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on November 12, 2015, and incorporated herein by reference).

3.2	Third Amended and Restated By-laws of the Company (included as Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on November 12, 2015, and incorporated herein by reference).

4.1	2019 Notes Indenture, dated as of November 2, 2011, among Beagle Acquisition Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.2	2019 Notes Supplemental Indenture, dated as of November 2, 2011, among the Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee (included as Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.3	2019 Notes Supplemental Indenture, dated as of July 10, 2012, between TC3 Health, Inc. and Wilmington Trust, National Association, as trustee (included as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.4	2019 Notes Supplemental Indenture, dated as of August 8, 2013, between Goold Health Systems and Wilmington Trust, National Association, as trustee (included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No.1-34435), filed on November 8, 2013, and incorporated herein by reference).

4.5	2019 Notes Supplemental Indenture, dated as of April 8, 2014, between Vieosoft, Inc. and Wilmington Trust, National Association, as trustee (included as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-34435), filed on May 13, 2014, and incorporated herein by reference).

4.6	2019 Notes Supplemental Indenture, dated as of January 16, 2015, between AdminiSource Communications, Inc. (n/k/a Change Healthcare Correspondence Services, Inc.) and Wilmington Trust, National Association, as trustee (included as Exhibit 4.7 to the Company’s Annual Report on Form 10-K (File No. 1-34435), filed on March 16, 2015, and incorporated herein by reference).

4.7	2019 Notes Supplemental Indenture, dated as of January 16, 2015, between Change Healthcare Corporation (n/k/a Change Healthcare Engagement Solutions, Inc.) and Wilmington Trust, National Association, as trustee (included as Exhibit 4.8 to the Company’s Annual Report on Form 10-K (File No. 1-34435), filed on March 16, 2015, and incorporated herein by reference).

4.8	2019 Notes Supplemental Indenture, dated as of August 12, 2015, among Altegra Health, Inc., Altegra Health Operating Company, Altegra Health Operating Company – Puerto Rico, LLC, Altegra Health Connections, LLC and Wilmington Trust, National Association, as trustee (included as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-34435), filed on November 6, 2015, and incorporated herein by reference).

4.9	2020 Notes Indenture, dated as of November 2, 2011, among Beagle Acquisition Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (included as Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.10	2020 Notes Supplemental Indenture, dated as of November 2, 2011, among the Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee (included as Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

Exhibit No.	Description

4.11

2020 Notes Supplemental Indenture, dated as of July 10, 2012, between TC3 Health, Inc. and Wilmington Trust, National Association, as trustee (included as Exhibit 4.6 to the Company’s Registration Statement on Form S-4

(File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.12	2020 Notes Supplemental Indenture, dated as of August 8, 2013, between Goold Health Systems and Wilmington Trust, National Association, as trustee (included as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-34435), filed on November 8, 2013, and incorporated herein by reference).

4.13	2020 Notes Supplemental Indenture, dated as of April 8, 2014, between Vieosoft, Inc. and Wilmington Trust, National Association, as trustee (included as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-34435), filed on May 13, 2014, and incorporated herein by reference).

4.14	2020 Notes Supplemental Indenture, dated as of January 16, 2015, between AdminiSource Communications, Inc. (n/k/a Change Heathcare Correspondence Services, Inc.) and Wilmington Trust, National Association, as trustee (included as Exhibit 4.15 to the Company’s Annual Report on Form 10-K (File No. 1-34435), filed on March 16, 2015, and incorporated herein by reference).

4.15	2020 Notes Supplemental Indenture, dated as of January 16, 2015, between Change Healthcare Corporation (n/k/a Change Healthcare Engagement Solutions, Inc.) and Wilmington Trust, National Association, as trustee (included as Exhibit 4.16 to the Company’s Annual Report on Form 10-K (File No. 1-34435), filed on March 16, 2015, and incorporated herein by reference).

4.16	2020 Notes Supplemental Indenture, dated as of August 12, 2015, among Altegra Health, Inc., Altegra Health Operating Company, Altegra Health Operating Company – Puerto Rico, LLC, Altegra Health Connections, LLC and Wilmington Trust, National Association, as trustee (included as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-34435), filed on November 6, 2015, and incorporated herein by reference).

4.17	2019 Notes Registration Rights Agreement, dated as of November 2, 2011, among Beagle Acquisition Corp., the guarantors named therein and Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as representatives of the purchasers named therein (included as Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.18	2019 Notes Joinder Agreement to Registration Rights Agreement, dated as of November 2, 2011, among the Company and certain additional guarantors named therein (included as Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.19	2020 Notes Registration Rights Agreement, dated as of November 2, 2011, among Beagle Acquisition Corp., the guarantors named therein and Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as representatives of the purchasers named therein (included as Exhibit 4.9 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.20	2021 Notes Indenture, dated as of August 12, 2015, among the Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on August 13, 2015, and incorporated herein by reference).

4.21	2021 Notes Supplemental Indenture, dated as of August 12, 2015, among Altegra Health, Inc., Altegra Health Operating Company, Altegra Health Operating Company – Puerto Rico, LLC, Altegra Health Connections, LLC and Wilmington Trust, National Association, as trustee (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on August 13, 2015, and incorporated herein by reference).

4.22	Form of 2019 Note (included as Exhibit 4.10 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.23	Form of 2020 Note (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.1	Transaction and Advisory Fee Agreement, dated as of November 2, 2011, among the Company, Blackstone Management Partners, L.L.C. and Hellman & Friedman, L.P. (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

Exhibit No.	Description

10.2	Credit Agreement, dated as of November 2, 2011 (the “Credit Agreement”), among Beagle Intermediate Holding, Inc., the Company, the other borrowers party thereto, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer thereunder, and the other agents and lenders parties thereto (included as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.3	Amendment No. 1 to the Credit Agreement, dated as of April 24, 2012, among the Company, the other borrowers party thereto, Bank of America, N.A., as administrative agent, swingline lender, letter of credit issuer and collateral agent thereunder, and the and the guarantors party thereto (included as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.4	Amendment No. 2 to the Credit Agreement, dated as of April 25, 2013, among the Company, the other borrowers party thereto, Bank of America, N.A., as administrative agent, swingline lender, letter of credit issuer and collateral agent thereunder, and the guarantors party thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on April 25, 2013, and incorporated herein by reference).

10.5	Amendment No. 3 to the Credit Agreement, dated as of December 12, 2014, among the Company, the other borrowers party thereto, Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer and collateral agent thereunder, and the lenders, guarantors and agents party thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on December 12, 2014, and incorporated herein by reference).

10.6	Amendment No. 4 to the Credit Agreement, dated as of August 12, 2015, among the Company, the other borrowers party thereto, Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer and collateral agent thereunder, and the lenders, guarantors and agents party thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File. No. 1-34435), filed on August 13, 2015, and incorporated herein by reference).

10.7	Security Agreement, dated as of November 2, 2011, among the Company, the other borrowers and debtors party thereto, and Bank of America, N.A., as administrative agent (included as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.8	Stockholders’ Agreement, dated as of November 2, 2011, by and among Beagle Parent Corp., Beagle Intermediate Holdings, Inc., Beagle Acquisition Corp. and the sponsors, other investors and managers named therein (included as Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.9	Amendment No. 1 to the Stockholders’ Agreement and H&F Consent, dated as of November 18, 2015, by and among the Company, Change Healthcare, Inc., Change Healthcare Intermediate Holdings, Inc. and certain investment funds and vehicles affiliated with The Blackstone Group L.P. and Hellman & Friedman LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on November 20, 2015, and incorporated herein by reference).

10.10	Amended and Restated Tax Receivable Agreement (Reorganizations), dated as of November 2, 2011, by and among the Company, H&F ITR Holdco, L.P., Beagle Parent LLC and GA-H&F ITR Holdco, L.P. (included as Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.11	Amended and Restated Tax Receivable Agreement (Exchanges), dated as of November 2, 2011, by and among the Company, H&F ITR Holdco, L.P., Beagle Parent LLC and GA-H&F ITR Holdco, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.12	Tax Receivable Agreement (Management) by and among the Company and the persons named therein, dated August 17, 2009 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on August 17, 2009, and incorporated herein by reference).

10.13	First Amendment to Tax Receivable Agreement (Management), dated as of November 2, 2011, by and among the Company and the parties named thereto (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

Exhibit No.	Description

10.14†	Employment Agreement, effective as of September 14, 2012, between Gregory T. Stevens and Emdeon Business Services LLC (n/k/a Change Healthcare Operations, LLC) (included as Exhibit 10.12 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-182786), filed on September 17, 2012, and incorporated herein by reference).

10.15†	Employment Agreement, dated September 14, 2012, between Gary Stuart and Emdeon Business Services LLC (n/k/a Change Healthcare Operations, LLC) (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-182786), filed on September 17, 2012, and incorporated herein by reference).

10.16†	Separation Agreement, dated January 8, 2016, between Gary Stuart and Change Healthcare Operations, LLC (filed herewith).

10.17†	Employment Agreement, dated December 11, 2013, between Alex Choy and Emdeon Business Services LLC (n/k/a Change Healthcare Operations, LLC) (included as Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 1-34435), filed on March 16, 2015, and incorporated herein by reference).

10.18†	Employment Agreement, dated January 23, 2015, between Jason Erdell and Emdeon Business Services LLC (n/k/a Change Healthcare Operations, LLC) (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 1-34435), filed on March 16, 2015, and incorporated herein by reference).

10.19†	Employment Agreement, dated November 28, 2013, between Kriten Joshi and Emdeon Business Services LLC (n/k/a Change Healthcare Operations, LLC) (included as Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 1-34435), filed on March 16, 2015, and incorporated herein by reference).

10.20†	Employment Agreement, effective January 6, 2016, between Douglas M. Ghertner and Change Healthcare Operations, LLC (filed herewith).

10.21†	Employment Agreement, dated September 30, 2013, between Neil E. de Crescenzo and Emdeon Business Services LLC (n/k/a Change Healthcare Operations, LLC) (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-34435), filed on November 8, 2013, and incorporated herein by reference).

10.22†	Employment Agreement, dated February 4, 2014, between Randy Giles and Emdeon Business Services LLC (n/k/a Change Healthcare Operations, LLC) (included as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 1-34435), filed on March 17, 2014, and incorporated herein by reference).

10.23†	Management Bonus Program, as revised on November 20, 2013 (included as Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 1-34435), filed on March 17, 2014, and incorporated herein by reference).

10.24†	Form of Indemnification Agreement (included as Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 1-34435), filed on March 18, 2013, and incorporated herein by reference).

21.1	Subsidiaries of Registrant (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Denotes a management contract or compensatory plan, contract or arrangement.