Form 10-Q
period 2016-03-31
Change Healthcare Holdings, Inc.
filed 2016-05-10
CIK 1444598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 10, 2016
Common Stock, $0.01 par value	100

*	The registrant is a voluntary filer of certain reports required to be filed by companies under Section 13 or 15(d) of the Securities and Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

Change Healthcare Holdings, Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Change Healthcare Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:

Cash and cash equivalents	$47,893	$66,655
Accounts receivable, net of allowance for doubtful accounts of $4,512 and $3,379 at March 31, 2016 and December 31, 2015, respectively	315,351	280,858
Prepaid expenses and other current assets	46,963	35,413

Total current assets	410,207	382,926
Property and equipment, net	238,152	244,145
Goodwill	2,230,410	2,230,100
Intangible assets, net	1,673,028	1,707,863
Other assets, net	8,190	8,500

Total assets	$4,559,987	$4,573,534

LIABILITIES AND EQUITY
Current liabilities:

Accounts payable	$33,352	$27,950
Accrued expenses	173,779	167,169
Deferred revenues	17,756	12,943
Current portion of long-term debt	27,601	32,775

Total current liabilities	252,488	240,837
Long-term debt, excluding current portion	2,739,626	2,741,178
Deferred income tax liabilities	415,556	430,383
Tax receivable agreement obligations to related parties	176,728	173,493
Other long-term liabilities	13,312	11,954
Commitments and contingencies
Equity:
Common stock (par value, $.01), 100 shares authorized and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	1,322,409	1,319,754
Accumulated other comprehensive income (loss)	(3,267)	(2,656)
Accumulated deficit	(356,865)	(341,409)

Total equity	962,277	975,689

Total liabilities and equity	$4,559,987	$4,573,534

See accompanying notes to unaudited condensed consolidated financial statements.

Change Healthcare Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited and amounts in thousands)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenue:
Solutions revenue	$311,497	$258,412
Postage revenue	82,711	87,283

Total revenue	394,208	345,695
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	146,488	121,187
Development and engineering	14,792	10,825
Sales, marketing, general and administrative	67,628	48,262
Customer postage	82,711	87,283
Depreciation and amortization	61,127	48,114
Accretion	3,235	4,979
Impairment of long-lived assets	66	839

Operating income (loss)	18,161	24,206
Interest expense, net	46,622	38,008
Contingent consideration	—	(2,015)

Income (loss) before income tax provision (benefit)	(28,461)	(11,787)
Income tax provision (benefit)	(13,005)	(6,040)

Net income (loss)	$(15,456)	$(5,747)

See accompanying notes to unaudited condensed consolidated financial statements.

Change Healthcare Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net income (loss)	$(15,456)	$(5,747)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(929)	(560)
Foreign currency translation adjustment	318	(275)

Other comprehensive income (loss)	(611)	(835)

Total comprehensive income (loss)	$(16,067)	$(6,582)

See accompanying notes to unaudited condensed consolidated financial statements.

Change Healthcare Holdings, Inc.

Condensed Consolidated Statements of Equity

(unaudited and amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2015	100	$—	$1,149,360	$(245,340)	$(1,955)	$902,065
Equity compensation expense	—	—	2,186	—	—	2,186
Issuance of shares in connection with equity compensation plans, net of taxes	—	—	304	—	—	304
Repurchase of Parent common stock	—	—	(2,471)	—	—	(2,471)
Capital contribution from Parent	—	—	500	—	—	500
Net income (loss)	—	—	—	(5,747)	—	(5,747)
Foreign currency translation adjustment	—	—	—	—	(275)	(275)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(560)	(560)

Balance at March 31, 2015	100	$—	$1,149,879	$(251,087)	$(2,790)	$896,002

Balance at January 1, 2016	100	$—	$1,319,754	$(341,409)	$(2,656)	$975,689
Equity compensation expense	—	—	2,690	—	—	2,690
Repurchase of Parent common stock	—	—	(35)	—	—	(35)
Net income (loss)	—	—	—	(15,456)	—	(15,456)
Foreign currency translation adjustment	—	—	—	—	318	318
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(929)	(929)

Balance at March 31, 2016	100	$—	$1,322,409	$(356,865)	$(3,267)	$962,277

See accompanying notes to unaudited condensed consolidated financial statements.

Change Healthcare Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited and amounts in thousands)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Operating activities
Net income (loss)	$(15,456)	$(5,747)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	61,127	48,114
Accretion	3,235	4,979
Equity compensation	2,690	2,186
Deferred income tax expense (benefit)	(14,112)	(7,149)
Amortization of debt discount and issuance costs	3,358	2,270
Contingent consideration	—	(2,015)
Impairment of long-lived assets	66	839
Other	44	—
Changes in operating assets and liabilities:
Accounts receivable	(34,959)	5,254
Prepaid expenses and other	(11,132)	(5,845)
Accounts payable	2,674	(3,653)
Accrued expenses, deferred revenue and other liabilities	14,629	(5,535)

Net cash provided by (used in) operating activities	12,164	33,698

Investing activities
Purchases of property and equipment	(14,204)	(12,727)
Payments for acquisitions, net of cash acquired	—	(20)
Purchases of technology-based intangible assets	(6,761)	(35)

Net cash provided by (used in) investing activities	(20,965)	(12,782)

Financing activities
Payments on Term Loan Facility	(4,630)	(3,620)
Payments of deferred financing obligations	(5,296)	(4,680)
Repurchase of Parent common stock	(35)	(2,438)
Capital contribution from Investor Group and management	—	804
Payment of contingent consideration	—	(5,553)

Net cash provided by (used in) financing activities	(9,961)	(15,487)

Net increase (decrease) in cash and cash equivalents	(18,762)	5,429
Cash and cash equivalents at beginning of period	66,655	82,306

Cash and cash equivalents at end of period	$47,893	$87,735

See accompanying notes to unaudited condensed consolidated financial statements.

Change Healthcare Holdings, Inc.

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

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Business Combinations

The preliminary values of the consideration transferred, assets acquired and liabilities assumed in the Altegra Health, Inc. (“Altegra Health”) acquisition, including the related tax effects, are subject to change upon the resolution of pre-acquisition contingencies and working capital settlement.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, which replaces most prior general and industry specific revenue recognition guidance with a principles-based comprehensive revenue recognition framework. Under this revised framework, a company will recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. This update is effective for fiscal years and interim periods beginning in those years after December 15, 2017. Early adoption is permitted in years beginning after December 15, 2016. Upon adoption, a company may elect to either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the update with an adjustment to retained earnings at the date of adoption. While the Company cannot yet determine the transition method or the effect the adoption of this update will have on its financial statements, the Company believes that significant changes to its accounting policies, estimation processes, internal controls and information systems will be necessary to comply with this update. Such changes are expected to be necessary to accumulate information and data required to estimate the transaction prices in our contracts, and to allocate such transaction prices to the specific performance obligations in our contracts, as a result of variability from volume-based pricing, price increases, contingent fees, service level agreements and other arrangements.

In January 2016, the Company adopted FASB ASU No. 2014-12, which clarifies, in the context of share-based payment awards, that a performance target that affects vesting and could be achieved after the requisite service period has been rendered should be treated as a performance condition. Prior to this update, because there was no explicit guidance, there was diversity in practice among companies. The Company does not expect the adoption of this update to have a material effect on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, which generally requires that all income tax effects of share-based payment awards be recognized in the statement of operations when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. This update is scheduled to be effective for fiscal years and interim periods beginning in those years after December 15, 2017, with early adoption permitted. The Company is currently assessing the potential effects this update may have on its consolidated financial statements.

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

Change Healthcare Holdings, Inc.

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

Long-term debt as of March 31, 2016 and December 31, 2015, consisted of the following:

	March 31, 2016	December 31, 2015
Senior Credit Facilities
$1,696 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $21,528 and $23,511 at March 31, 2016 and December 31, 2015, respectively (effective interest rate of 4.29%)	$1,619,734	$1,621,981
$160 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $3,054 and $3,334 at March 31, 2016 and December 31, 2015, respectively (effective interest rate of 4.54%)	154,546	154,666
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $5,984 and $6,299 at March 31, 2016 and December 31, 2015, respectively (effective interest rate of 11.53%)	369,016	368,701
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $8,156 and $8,471 at March 31, 2016 and December 31, 2015, respectively (effective interest rate of 11.85%)	366,844	366,529
$250 million 6% Senior Notes due February 15, 2021, net of unamortized discount of $5,906 and $6,161 at March 31, 2016 and December 31, 2015, respectively (effective interest rate of 6.57%)	244,094	243,839
Obligation under data sublicense agreement	10,810	10,810
Other	2,183	7,427
Less current portion	(27,601)	(32,775)

Long-term debt	$2,739,626	$2,741,178

Senior Credit Facilities

The credit agreement governing the Senior Credit Facilities (the “Senior Credit Agreement”) provides that, subject to certain conditions, the Company may request additional tranches of term loans, increase commitments under the Revolving Facility or the Term Loan Facility or add one or more incremental revolving credit facility tranches (provided that the revolving credit commitments outstanding at any time have no more than three different maturity dates) in an aggregate amount not to exceed (a) $300,000 plus (b) an unlimited amount at any time, subject to compliance on a pro forma basis with a first lien net leverage ratio of no greater than 4.00 to 1.00. Availability of such additional tranches of term loans or revolving credit facilities and/or increased commitments is subject to, among other conditions, the absence of any default under the Senior Credit Agreement and the receipt of commitments by existing or additional financial institutions. Proceeds of the Revolving Facility, including up to $30,000 in the form of borrowings on same-day notice, referred to as swingline loans, and up to $50,000 in the form of letters of credits ($6,745 outstanding as of March 31, 2016), are available to provide financing for working capital and general corporate purposes.

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

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The interest rate on both the Term Loan Facility and Revolving Facility is LIBOR plus 2.50%. The Term Loan Facility is subject to a LIBOR floor of 1.25%, and there is no LIBOR floor on the Revolving Facility.

In August 2015, through an amendment to the Senior Credit Agreement, the Company borrowed an additional $395,000 under incremental term loan facilities on identical terms and having the same rights and obligations as the existing term loans under the Senior Credit Agreement.

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

The Senior Credit Agreement requires the Company to comply with a maximum first lien net leverage ratio financial maintenance covenant at 5.35 to 1.00 for the remaining term of the Senior Credit Facilities, to be tested on the last day of each fiscal quarter. A breach of the first lien net leverage ratio covenant is subject to certain equity cure rights. In addition, the Senior Credit Facilities contain a number of negative covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of its subsidiaries to:

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

As of March 31, 2016, the Company believes it was in compliance with all of the applicable debt covenants under the Senior Credit Agreement.

Senior Notes

The 2019 Notes bear interest at an annual rate of 11.00% with interest payable semi-annually on June 30 and December 31 of each year. The 2019 Notes mature on December 31, 2019. The 2020 Notes bear interest at an annual rate of 11.25% with interest payable quarterly on March 31, June 30, September 30 and December 31 of each year. The 2020 Notes mature on December 31, 2020. The 2021 Notes bear interest at an annual rate of 6.00% with interest payable semi-annually on April 15 and October 15 of each year. The 2021 Notes mature on February 15, 2021.

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

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

As of March 31, 2016, the Company believes it was in compliance with all of the applicable debt covenants under the Senior Notes.

Obligation Under Data Sublicense Agreement

In 2009 and 2010, the Company acquired certain additional rights to specified uses of its data from the former owner of the Company’s business in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to the former owner of the Company’s business. In connection with these data rights acquisitions, the Company recorded amortizable intangible assets and corresponding obligations at inception based on the present value of the scheduled annual payments through 2018, which totaled $65,000 in the aggregate (approximately $12,700 remained payable at March 31, 2016). In connection with the 2011 Merger, the Company was required to adjust this obligation to its fair value.

Other

From time to time, the Company enters into deferred financing arrangements with certain vendors. The obligations under such arrangements are generally recorded at the present value of the scheduled payments. Such future payments totaled approximately $2,200 at March 31, 2016.

5. Interest Rate Swap

Risk Management Objective of Using Derivative Financial Instruments

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivative financial instruments are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swap and cap agreements as part of its interest rate risk management strategy. During the three months ended March 31, 2016, such derivative financial instruments were used to hedge the variable cash flows associated with existing variable-rate debt pursuant to the Term Loan Facility.

In January 2012, the Company executed three interest rate swap agreements with an aggregate notional amount of $640,000 to reduce the variability of interest payments associated with the Term Loan Facility. The interest rate swap agreements expire in February 2017. In March 2016, the Company executed two annuitized interest rate cap agreements with a combined notional amount of $650,000 to limit the exposure of the variable component of interest rates under the Term Loan Facility or future variable rate indebtedness to a maximum of 1.25%, beginning in March 2017 and expiring in March 2020. As of March 31, 2016, the Company’s outstanding interest rate swap agreements and interest rate cap agreements were designated as cash flow hedges of interest rate risk and determined to be highly effective.

The effective portion of changes in the fair value of derivative financial instruments designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative financial instruments is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivative financial instruments will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,136 will be reclassified as an increase to interest expense.

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The following table summarizes the fair value of the Company’s derivative financial instruments at March 31, 2016 and December 31, 2015:

	Fair Values of Derivative Financial Instruments Asset (Liability)
	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivative financial instruments designated as hedging instruments:
Interest rate swap and cap agreements	Accrued expenses	$(2,116)	$(1,870)
Interest rate swap and cap agreements	Other long-term liabilities	(2,027)	(556)

		$(4,143)	$(2,426)

Tabular Disclosure of the Effect of Derivative Financial Instruments on the Statement of Operations

The effect of the derivative financial instruments on the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively, is summarized in the following table:

	Three Months Ended March 31,	Three Months Ended March 31,
	2016	2015
Derivative financial instruments in cash flow hedging relationships:
Gain/ (loss) related to effective portion of derivative financial instruments recognized in other comprehensive loss	$(2,288)	$(1,591)

Gain/ (loss) related to effective portion of derivative financial instruments reclassified from accumulated other comprehensive loss to interest expense	$(645)	$(638)

Gain/ (loss) related to ineffective portion of derivative financial instruments recognized in interest expense	$(37)	$—

Credit Risk-related Contingent Features

The Company has agreements with each of its derivative financial instrument counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company also could be declared in default on its derivative financial instrument obligations.

As of March 31, 2016, the termination value of the Company’s derivative financial instruments in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4,954. If the Company had breached any of these provisions at March 31, 2016, the Company could have been required to settle its obligations under the agreements at this termination value. The Company does not offset any derivative financial instruments and the derivative financial instruments are not subject to collateral posting requirements.

6. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the Company’s derivative financial instruments and contingent consideration associated with business combinations. The table below summarizes these items as of March 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Description	Balance at March 31, 2016	Quoted in Markets Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap and cap agreements	$(4,143)	$—	$(4,143)	$—
Contingent consideration obligations	—	—	—	—

Total	$(4,143)	$—	$(4,143)	$—

The valuation of the Company’s derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative financial instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair value of the interest rate swap and cap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments) using the overnight index swap rate as the discount rate.

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative financial instrument contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements and measures the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize Level 3 inputs to evaluate the likelihood of default by itself and by its counterparties. As of March 31, 2016, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative financial instrument valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3).

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$(4,650)	$(17,486)
Adjustment of provisional amounts	—	(50)
Settlement of contingent consideration	—	8,061
Gain/ (loss) included in contingent consideration	—	2,015
Transfers out of Level 3 fair value measurements	4,650	—

Balance at end of period	$—	$(7,460)

During April 2015, the Company exercised its option to terminate all future obligations under the Vieosoft, Inc. (“Vieosoft”) stock purchase agreement in exchange for a cash payment of $4,650 to the former stockholders of Vieosoft. This termination payment was not accepted and the former stockholders of Vieosoft have filed a lawsuit against the Company. Because this amount no longer represents a fair value measurement, the Company has transferred this obligation out of fair value measurements. The Company currently does not believe this lawsuit will result in additional liability that will have a material adverse effect on its business, financial condition or results of operations.

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the estimated fair value of financial instruments held by the Company as of March 31, 2016 were:

	Carrying Amount	Fair Value
Cash and cash equivalents	$47,893	$47,893
Accounts receivable	$315,351	$315,351
Senior Credit Facilities (Level 1)	$1,774,280	$1,789,671
Senior Notes (Level 2)	$979,954	$1,040,469

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

In December 2015, the Company simplified its legal organizational structure for which the primary economic effect was to enable it to realize deferred tax assets for state income tax purposes that it previously had concluded were not likely to be realized. This legal organization simplification resulted in a decrease to the Company’s effective state income tax rate.

After giving effect to the changes in the Company’s Tennessee apportionment and other items, income taxes for the three months ended March 31, 2016 amounted to an income tax benefit of $13,005 and an effective tax rate of 45.7%. The income tax benefit for the three months ended March 31, 2015 was $6,040 and resulted in an effective tax rate of 51.2%.

9. Tax Receivable Agreement Obligation to Related Parties

The Company is a party to tax receivable agreements which obligate it to make payments to certain of its current and former owners, including affiliates of Blackstone, Hellman & Friedman and certain members of management (collectively, the “TRA Members”), equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from certain previous transactions, including the 2011 Merger. The Company will retain the benefit of the remaining 15% of these tax savings. The Company expects cumulative remaining payments under the tax receivable agreements of approximately $357,830. $177,714 of this amount, which reflected the initial fair value of the tax receivable agreement obligations plus recognized accretion, was reflected as an obligation on the accompanying unaudited condensed consolidated balance sheet at March 31, 2016.

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

10. Segment Reporting

Management views the Company’s operating results in three reportable segments: (a) software and analytics, (b) network solutions and (c) technology-enabled services. Listed below are the results of operations for each of the reportable segments. This information is reflected in the manner utilized by management to make operating decisions, assess performance and allocate resources. Such amounts include allocations of corporate shared services functions that are essential to the core operations of the reportable segments such as information technology, operations and product development functions. Segment assets and related depreciation expenses are not presented to management for purposes of operational decision making, and therefore are not included in the accompanying tables. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the notes to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC.

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

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The revenue and adjusted EBITDA for the operating segments are as follows:

	Three Months Ended March 31, 2016
	Software and Analytics	Network Solutions	Technology- enabled Services	Corporate and Eliminations	Consolidated
Revenue from external customers:
Solutions revenue	$124,841	$94,954	$99,037	$(7,335)	$311,497
Postage revenue	—	—	—	82,711	82,711
Inter-segment revenue	306	152	1,424	(1,882)	—

Net revenue	$125,147	$95,106	$100,461	$73,494	$394,208

Income (loss) before income taxes	$33,228	$49,197	$30,770	$(141,656)	$(28,461)
Interest expense	—	—	—	46,622	46,622
Depreciation and amortization	—	—	—	61,127	61,127

EBITDA	33,228	49,197	30,770	(33,907)	79,288
Equity compensation	538	172	213	1,767	2,690
Acquisition accounting adjustments	199	—	120	—	319
Acquisition-related costs	1,073	24	19	492	1,608
Transaction-related costs and advisory fees	—	—	—	1,613	1,613
Strategic initiatives, duplicative and transition costs	1,330	162	219	1,797	3,508
Severance costs	590	706	1,033	(24)	2,305
Accretion	—	—	—	3,235	3,235
Impairment of long-lived assets	17	62	48	(61)	66
Other non-routine, net	268	96	281	989	1,634

EBITDA Adjustments	4,015	1,222	1,933	9,808	16,978

Adjusted EBITDA	$37,243	$50,419	$32,703	$(24,099)	$96,266

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Three Months Ended March 31, 2015
	Software and Analytics	Network Solutions	Technology- enabled Services	Corporate and Eliminations	Consolidated
Revenue from external customers:
Solutions revenue	$65,946	$90,209	$108,672	$(6,415)	$258,412
Postage revenue	—	—	—	87,283	87,283
Inter-segment revenue	178	52	933	(1,163)	—

Net revenue	$66,124	$90,261	$109,605	$79,705	$345,695

Income (loss) before income taxes	$18,859	$46,721	$36,447	$(113,814)	$(11,787)
Interest expense	—	—	—	38,008	38,008
Depreciation and amortization	—	—	—	48,114	48,114

EBITDA	18,859	46,721	36,447	(27,692)	74,335
Equity compensation	359	108	149	1,570	2,186
Acquisition accounting adjustments	283	—	228	(68)	443
Acquisition-related costs	17	20	492	308	837
Transaction-related costs and advisory fees	—	—	—	1,517	1,517
Strategic initiatives, duplicative and transition costs	60	55	35	807	957
Severance costs	225	(141)	2,006	14	2,104
Accretion	—	—	—	4,979	4,979
Impairment of long-lived assets	106	514	153	66	839
Contingent consideration	—	(1,530)	(655)	170	(2,015)
Other non-routine, net	152	374	314	539	1,379

EBITDA Adjustments	1,202	(600)	2,722	9,902	13,226

Adjusted EBITDA	$20,061	$46,121	$39,169	$(17,790)	$87,561

11. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of taxes, as of and for the three months ended March 31, 2016.

	Foreign Currency Translation Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(1,136)	$(1,520)	$(2,656)
Change associated with foreign currency translation	318	—	318
Change associated with current period hedging	—	(284)	(284)
Reclassification into earnings	—	(645)	(645)

Balance at March 31, 2016	$(818)	$(2,449)	$(3,267)

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

12. Supplemental Condensed Consolidating Financial Information

In lieu of providing separate annual and interim financial statements for each guarantor of the Senior Notes, Regulation S-X provides companies, if certain criteria are satisfied, with the option to instead provide condensed consolidating financial information for its issuers, guarantors and non-guarantors. In the case of the Company, the applicable criteria include the following: (i) the Senior Notes are fully and unconditionally guaranteed on a joint and several basis (subject to customary release provisions), (ii) each of the guarantors of the Senior Notes is a direct or indirect 100% owned subsidiary of the Company and (iii) any non-guarantors are considered minor as that term is defined in Regulation S-X. Because each of these criteria has been satisfied by the Company, condensed consolidating balance sheets as of March 31, 2016 and December 31, 2015, condensed consolidating statements of operations and comprehensive income (loss) for the three months ended March 31, 2016 and 2015, respectively, and condensed consolidating statements of cash flows for the three months ended March 31, 2016 and 2015, respectively, for the Company, segregating the issuer, the subsidiary guarantors and consolidating adjustments, are reflected below. Prior period amounts have been reclassified to conform to the current year presentation.

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Balance Sheet

	As of March 31, 2016
	Change Healthcare Holdings, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$709	$47,184	$—	$47,893
Accounts receivable, net of allowance for doubtful accounts	—	315,351	—	315,351
Prepaid expenses and other current assets	5,978	40,985	—	46,963

Total current assets	6,687	403,520	—	410,207
Property and equipment, net	2	238,150	—	238,152
Due from affiliates	203,603	—	(203,603)	—
Investment in consolidated subsidiaries	1,714,409	—	(1,714,409)	—
Goodwill	—	2,230,410	—	2,230,410
Intangible assets, net	700	1,672,328	—	1,673,028
Other assets, net	266,652	7,753	(266,215)	8,190

Total assets	$2,192,053	$4,552,161	$(2,184,227)	$4,559,987

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$656	$32,696	$—	$33,352
Accrued expenses	25,321	148,458	—	173,779
Deferred revenues	—	17,756	—	17,756
Current portion of long-term debt	8,099	19,502	—	27,601

Total current liabilities	34,076	218,412	—	252,488
Due to affiliates	—	203,603	(203,603)	—
Long-term debt, excluding current portion	1,016,195	1,723,431	—	2,739,626
Deferred income tax liabilities	—	681,771	(266,215)	415,556
Tax receivable agreement obligations to related parties	176,728	—	—	176,728
Other long-term liabilities	2,777	10,535	—	13,312
Commitments and contingencies
Equity	962,277	1,714,409	(1,714,409)	962,277

Total liabilities and equity	$2,192,053	$4,552,161	$(2,184,227)	$4,559,987

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Balance Sheet

	As of December 31, 2015
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

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2016
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Revenue:
Solutions revenue	$—	$311,497	$—	$311,497
Postage revenue	—	82,711	—	82,711

Total revenue	—	394,208	—	394,208
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	146,488	—	146,488
Development and engineering	—	14,792	—	14,792
Sales, marketing, general and administrative	3,267	64,361	—	67,628
Customer postage	—	82,711	—	82,711
Depreciation and amortization	301	60,826	—	61,127
Accretion	3,235	—	—	3,235
Impairment of long-lived assets	—	66	—	66

Operating income (loss)	(6,803)	24,964	—	18,161
Equity in earnings of consolidated subsidiaries	(182)	—	182	—
Interest expense, net	20,826	25,796	—	46,622

Income (loss) before income tax provision (benefit)	(27,447)	(832)	(182)	(28,461)
Income tax provision (benefit)	(11,991)	(1,014)	—	(13,005)

Net income (loss)	$(15,456)	$182	$(182)	$(15,456)

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2015
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Revenue:
Solutions revenue	$—	$258,412	$—	$258,412
Postage revenue	—	87,283	—	87,283

Total revenue	—	345,695	—	345,695
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	121,187	—	121,187
Development and engineering	—	10,825	—	10,825
Sales, marketing, general and administrative	3,052	45,210	—	48,262
Customer postage	—	87,283		87,283
Depreciation and amortization	2,251	45,863	—	48,114
Accretion	4,979	—	—	4,979
Impairment of long-lived assets	—	839	—	839

Operating income (loss)	(10,282)	34,488	—	24,206
Equity in earnings of consolidated subsidiaries	(14,172)	—	14,172	—
Interest expense, net	23,282	14,726	—	38,008
Contingent consideration	—	(2,015)	—	(2,015)

Income (loss) before income tax provision (benefit)	(19,392)	21,777	(14,172)	(11,787)
Income tax provision (benefit)	(13,645)	7,605	—	(6,040)

Net income (loss)	$(5,747)	$14,172	$(14,172)	$(5,747)

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three Months Ended March 31, 2016
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(15,456)	$182	$(182)	$(15,456)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(929)	—	—	(929)
Foreign currency translation adjustment	—	318	—	318
Equity in other comprehensive earnings	318	—	(318)	—

Other comprehensive income (loss)	(611)	318	(318)	(611)

Total comprehensive income (loss)	$(16,067)	$500	$(500)	$(16,067)

Change Healthcare Holdings, Inc.

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

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2016
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Operating activities
Net income (loss)	$(15,456)	$182	$(182)	$(15,456)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	301	60,826	—	61,127
Accretion	3,235	—	—	3,235
Equity compensation	97	2,593	—	2,690
Deferred income tax expense (benefit)	(11,749)	(2,363)	—	(14,112)
Amortization of debt discount and issuance costs	1,059	2,299	—	3,358
Impairment of long-lived assets	—	66	—	66
Equity in earnings of consolidated subsidiaries	(182)	—	182	—
Other	—	44	—	44
Changes in operating assets and liabilities:
Accounts receivable	—	(34,959)	—	(34,959)
Prepaid expenses and other	(4,668)	(6,464)	—	(11,132)
Accounts payable	656	2,018	—	2,674
Accrued expenses, deferred revenue and other liabilities	12,995	1,634	—	14,629
Due to/from affiliates	(68,198)	68,198	—	—

Net cash provided (used in) by operating activities	(81,910)	94,074	—	12,164

Investing activities
Purchases of property and equipment	—	(14,204)	—	(14,204)
Purchases of technology-based intangible assets	—	(6,761)	—	(6,761)
Investment in subsidiaries, net	82,236	—	(82,236)	—

Net cash provided by (used in) investing activities	82,236	(20,965)	(82,236)	(20,965)

Financing activities
Distributions from (to) Change Healthcare Holdings, Inc., net	—	(82,236)	82,236	—
Payments on Term Loan Facility	(320)	(4,310)	—	(4,630)
Payments of deferred financing obligations	—	(5,296)	—	(5,296)
Repurchase of Parent common stock	(35)	—	—	(35)

Net cash provided by (used in) financing activities	(355)	(91,842)	82,236	(9,961)

Net increase (decrease) in cash and cash equivalents	(29)	(18,733)	—	(18,762)
Cash and cash equivalents at beginning of period	738	65,917	—	66,655

Cash and cash equivalents at end of period	$709	$47,184	$—	$47,893

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2015
	Change Healthcare Holdings, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net income (loss)	$(5,747)	$14,172	$(14,172)	$(5,747)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,251	45,863	—	48,114
Accretion	4,979	—	—	4,979
Equity compensation	87	2,099	—	2,186
Deferred income tax expense (benefit)	(13,796)	6,647	—	(7,149)
Amortization of debt discount and issuance costs	717	1,553	—	2,270
Contingent consideration	—	(2,015)	—	(2,015)
Impairment of long-lived assets	—	839	—	839
Equity in earnings of consolidated subsidiaries	(14,172)	—	14,172	—
Changes in operating assets and liabilities:
Accounts receivable	—	5,254	—	5,254
Prepaid expenses and other	(3,542)	(2,303)	—	(5,845)
Accounts payable	—	(3,653)	—	(3,653)
Accrued expenses, deferred revenue and other liabilities	10,718	(16,253)	—	(5,535)
Due to/from affiliates	19,919	(19,919)	—	—

Net cash provided by (used in) operating activities	1,414	32,284	—	33,698

Investing activities
Purchases of property and equipment	—	(12,727)	—	(12,727)
Payments for acquisitions, net of cash acquired	—	(20)	—	(20)
Purchased of technology-based intangible assets	—	(35)	—	(35)
Investment in subsidiaries, net	294	—	(294)	—

Net cash provided by (used in) investing activities	294	(12,782)	(294)	(12,782)

Financing activities
Distributions from (to) Change Healthcare Holdings, Inc., net	—	(294)	294	—
Payments on Term Loan Facility	(69)	(3,551)	—	(3,620)
Payments of deferred financing obligations	—	(4,680)	—	(4,680)
Repurchase of Parent common stock	(2,438)	—	—	(2,438)
Capital contribution from Investor Group and management	804	—	—	804
Payment of contingent consideration	—	(5,553)	—	(5,553)

Net cash provided by (used in) financing activities	(1,703)	(14,078)	294	(15,487)

Net increase (decrease) in cash and cash equivalents	5	5,424	—	5,429
Cash and cash equivalents at beginning of period	796	81,510	—	82,306

Cash and cash equivalents at end of period	$801	$86,934	$—	$87,735

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”), together with the risk factors contained in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (“Form 10-K”) on file with the Securities and Exchange Commission (“SEC”) and elsewhere in the Quarterly Report.

Unless stated otherwise or the context otherwise requires, references in this Quarterly Report to “we”, “us”, “our”, “Change Healthcare” and “the Company” refer to Change Healthcare Holdings, Inc. and its subsidiaries.

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

Overview

We are a leading provider of software and analytics, network solutions and technology-enabled services that optimize communications, payments and actionable insights designed to enable smarter healthcare. Our integrated capabilities enable our customers to exchange mission-critical information, optimize revenue opportunities, control costs, increase cash flow and efficiently manage complex healthcare workflows. The foundation of our solutions is the Change Healthcare Intelligent Healthcare NetworkTM, which facilitates the capture and standardization of healthcare data seamlessly in our customers’ workflow. Our intelligent healthcare platform underpins the United States healthcare system, benefiting all major healthcare stakeholders: commercial and governmental payers, employers, hospitals, physician practices, dentists, laboratories, pharmacies and consumers.

We deliver our solutions and operate our business in three reportable segments: (i) software and analytics, which provides payment and reimbursement optimization and decision support solutions for our customers; (ii) network solutions, which leverages our healthcare information network to optimize information exchange and workflows among healthcare system participants; and (iii) technology-enabled services, which provides payment and communication, workflow, advisory and other administrative solutions to optimize payment and reimbursement efficiencies. Through our software and analytics segment, we provide revenue cycle technology, revenue optimization, payment integrity, electronic payment, risk adjustment, quality reporting, data and analytics and engagement solutions. Through our network solutions segment, we provide financial and administrative information exchange solutions for medical, pharmacy and dental claims management and other standardized healthcare transactions, including clinical information exchange capabilities. Through our technology-enabled services segment, we provide payment and communication, eligibility and enrollment, healthcare consulting, payment automation and pharmacy benefits administration solutions. We generally provide our solutions to payer, provider and pharmacy customers, including commercial insurance companies, third party administrators, governmental payers, self-insured employers, hospitals, physician practices, dentists, laboratories, pharmacies, pharmacy benefit management companies and government agencies.

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

Our business also includes the development and introduction of new and updated solutions. Our new and updated solutions are likely to require us to incur development and engineering expenditures, both operating and capital, and related sales and marketing costs at increased levels in order to successfully develop and achieve market acceptance of such solutions. We also may acquire, or enter into agreements with third parties to assist us in providing, new solutions. For example, we offer our electronic payment solutions through banks or vendors who contract with banks and other financial service firms. The costs of these initiatives or the failure to achieve broad penetration in target markets with respect to new or updated solutions may negatively affect our results of operations, margins and cash flow. Because newly introduced solutions generally will have lower margins initially as compared to our existing and more mature solutions, our margins and margin growth may be adversely affected on a percentage basis until these new solutions achieve scale and maturity. In addition, we continue to improve the scalability and performance of our network and platform. Any improvements in our current network or platform, the development of new networks or platforms, including those leveraging cloud-based environments, may result in more operating costs and less capital expenditures as compared to prior periods.

In addition to our internal development efforts, we actively evaluate opportunities to improve and expand our solutions through strategic acquisitions. We focus on identifying acquisitions that improve and streamline the business and administrative functions of healthcare. We believe our broad customer footprint allows us to deploy acquired solutions into our installed base, which, in turn, can help accelerate the growth of our acquired businesses. We also believe our management team’s ability to identify acquisition opportunities that are complementary and synergistic to our business, and to integrate them into our existing operations with minimal disruption, will continue to play an important role in the expansion of our business and growth. Our success in acquiring and integrating acquired businesses into our existing operations, the associated costs of such acquisitions, including integration costs, and the operating characteristics of the acquired businesses also may impact our results of operations and margins. Because the businesses we acquire sometimes have lower margins than our existing businesses, primarily as a result of their lack of scale and maturity, our margins on a percentage basis may be adversely affected in the periods subsequent to an acquisition from revenue mix changes and integration activities associated with these acquisitions.

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

Demographic trends affecting the healthcare industry, such as population growth and aging or unemployment rates, also could affect the frequency and nature of our customers’ healthcare transactional activity. The impact of such changes could impact our revenues, cost of operations and infrastructure expenses and thereby affect our results of operations and the way we operate our business. For example, if an increase in the United States population is accompanied by an increase in the United States population that has health insurance benefits, or if the aging of the United States population requires an overall increased need for healthcare services, there may be an increase in our business volumes which, in turn, may increase our revenues and cost of operations. Alternatively, a general economic downturn, which reduces the number of discretionary health procedures by patients, or a persistent high unemployment rate, which lessens healthcare utilization, may decrease or offset other growth in our volumes, which, in turn, may adversely impact our revenues and cost of operations.

Our Revenues and Expenses

We generate virtually all of our revenue by using technology solutions that automate and simplify business and administrative functions for payers, providers and pharmacies generally on either a per transaction, per document, per communication, per member per month, per provider per month, monthly flat-fee, contingent fee or hourly basis.

Cost of operations consists primarily of costs related to services we provide to customers and costs associated with the operation and maintenance of our networks. These costs primarily include material costs related to our payment and communication solutions, rebates paid to our channel partners (net of rebates to certain customers that offset revenue) and data communications costs, all of which generally vary with our revenues and/or volumes. Cost of operations also includes personnel costs associated with production, network operations, customer support and other personnel, facilities expenses and equipment maintenance, all of which vary less directly with our revenue and/or volumes due to the fixed or semi-fixed nature of these expenses.

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

Postage, which is generally billed as a pass-through cost to our customers, is the most significant cost incurred in the delivery of our payment and communication solutions. Our postage costs and related revenues increase as our payment and communication solutions volumes increase and are also impacted when the United States Postal Service (“USPS”) changes postage rates. Although the USPS historically has increased postage rates annually, including in May 2015, postage rates decreased in April 2016. Accordingly, the frequency and nature of such changes in postage rates may not occur as regularly in the future.

Our depreciation and amortization expense is related to depreciation of our property and equipment, including technology assets, and amortization of intangible assets. The amount of depreciation and amortization expense is affected by the level of our recent investment in property and equipment, acquisition activity, asset impairments and certain changes in estimates.

Our interest expense consists principally of cash interest associated with our long-term debt obligations (including the effects of our interest rate derivative financial instruments) and non-cash interest associated with the amortization of borrowing costs and discounts related to debt issuance. If market interest rates on the variable portion of our long-term debt increase in the future, our interest expense may increase.

Our income taxes consist of federal and state income taxes. These amounts include current income taxes payable, as well as income taxes for which the payment is deferred to future periods and dependent on the occurrence of future events. Our income taxes are affected by the recognition of valuation allowances, state tax apportionment changes and other items. For additional information, see the discussion of income taxes in the section “Significant Items Affecting Comparability-Income Taxes”.

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

Acquisitions and Divestitures

We actively evaluate opportunities to improve and expand our business through targeted acquisitions that are consistent with our strategy. On occasion, we also may dispose of certain components of our business that no longer fit within our overall strategy. Because of our acquisition activity, our results of operations may not be directly comparable among periods. The following summarizes our acquisition transactions since January 1, 2015 and affected segments:

Date	Business	Description	Affected Segment

August 2015	Altegra Health, Inc. (“Altegra Health”)	Technology-enabled provider of analytical and reporting solutions for risk adjustment, member engagement and quality analysis	Software and Analytics; Technology-enabled Services

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

Income Taxes

Our blended statutory federal and state income tax rates range from 37% to 45%. The following table and subsequent commentary reconciles our federal statutory rate to our effective income tax rate and describes the more significant reconciling factors:

	Three Months Ended
	March 31,
	2016	2015
Statutory U.S. federal tax rate	35.0%	35.0%
State income taxes (net of federal benefit)	9.4	8.7
Contingent consideration	—	6.0
Other	1.3	1.5

Effective income tax rate	45.7%	51.2%

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

In December 2015, we simplified our legal organizational structure for which the primary economic effect was to enable us to realize deferred tax assets for state income tax purposes that we previously had concluded were not likely to be realized. This legal organization simplification resulted in a decrease to the Company’s effective state income tax rate.

Contingent Consideration—We recognize income or expense each period for changes in the fair value of our contingent consideration obligations for which we are not permitted to recognize corresponding taxable income or deduction (i.e. a permanent item). During the three months ended March 31, 2015, we revised the estimates of our contingent consideration obligations related to two of our previous acquisitions.

Amendments to the Senior Credit Agreement and New Senior Notes

In August 2015, we borrowed an additional $395.0 million under incremental term loan facilities through an amendment to our credit agreement (the “Senior Credit Agreement”) governing our senior secured term loan facility (as amended, the “Term Loan Facility”) and senior secured revolving credit facility (the “Revolving Facility”; and collectively with the Term Loan Facility, the “Senior Credit Facilities”).

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

We believe there have been no significant changes during the three months ended March 31, 2016 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Results of Operations

The following table summarizes our consolidated results of operations for the three months ended March 31, 2016 and 2015, respectively (amounts in thousands):

	Three Months Ended
	March 31, 2016		March 31, 2015
	Amount	% of Revenue(1)	Amount	% of Revenue(1)
Revenue:
Solutions revenue	$311,497	79.0%	$258,412	74.8%
Postage revenue	82,711	21.0	87,283	25.2

Total revenue	394,208	100.0	345,695	100.0
Cost and expenses:
Cost of operations (exclusive of depreciation and amortization below)	146,488	47.0	121,187	46.9
Development and engineering	14,792	4.7	10,825	4.2
Sales, marketing, general and administrative	67,628	21.7	48,262	18.7
Customer postage	82,711	21.0	87,283	25.2
Depreciation and amortization	61,127	15.5	48,114	13.9
Accretion	3,235	0.8	4,979	1.4
Impairment of long-lived assets	66	0.0	839	0.2

Operating income (loss)	18,161	4.6	24,206	7.0
Interest expense, net	46,622	11.8	38,008	11.0
Contingent consideration	—	—	(2,015)	(0.6)

Income (loss) before income tax provision (benefit)	(28,461)	(7.2)	(11,787)	(3.4)
Income tax provision (benefit)	(13,005)	(3.3)	(6,040)	(1.7)

Net income (loss)	$(15,456)	(3.9)%	$(5,747)	(1.7)%

(1)	Percentages of revenue for cost of operations, development and engineering and sales, marketing, general and administrative line items are based on solutions revenue.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Solutions Revenues

Our solutions revenues were $311.5 million for the three months ended March 31, 2016 as compared to $258.4 million for the three months ended March 31, 2015, an increase of $53.1 million, or 20.5%. Factors affecting our solutions revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $146.5 million for the three months ended March 31, 2016 as compared to $121.2 million for the three months ended March 31, 2015, an increase of $25.3 million, or 20.9%. The increase in our cost of operations is primarily due to the impact of acquired businesses and volume growth in our network solutions segment. As a percentage of solutions revenue, our cost of operations was 47.0% for the three months ended March 31, 2016 as compared to 46.9% for the three months ended March 31, 2015.

Development and Engineering Expense

Our total development and engineering expense was $14.8 million for the three months ended March 31, 2016 as compared to $10.8 million for the three months ended March 31, 2015, an increase of $4.0 million, or 36.6%. The increase in our development and engineering expense is primarily due to the impact of acquired businesses and continued enhancements and development of existing and new solutions.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $67.6 million for the three months ended March 31, 2016 as compared to $48.3 million for the three months ended March 31, 2015, an increase of $19.4 million, or 40.1%. The increase in our sales, marketing, general and administrative expense was primarily due to business growth, including the impact of acquired businesses and increased strategic initiatives, partially offset by productivity improvements and efficiency measures.

Postage

Our postage revenue and customer postage expense was $82.7 million for the three months ended March 31, 2016 as compared to $87.3 million for the three months ended March 31, 2015, a decrease of $4.6 million, or 5.2%. This decrease in postage revenue and corresponding expense was primarily due to volume decreases in our technology-enabled services segment, partially offset by the impact of the United States postage rate increase effective in May 2015.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $61.1 million for the three months ended March 31, 2016 as compared to $48.1 million for the three months ended March 31, 2015, an increase of $13.0 million, or 27.0%. This increase was primarily due to the impact of acquired businesses and purchases of property and equipment.

Accretion Expense

Our accretion expense was $3.2 million for the three months ended March 31, 2016 as compared to $5.0 million for the three months ended March 31, 2015. The amount recognized as accretion can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in corporate structure, leverage, operations or other factors.

Interest Expense

Our interest expense was $46.6 million for the three months ended March 31, 2016 as compared to $38.0 million for the three months ended March 31, 2015, an increase of $8.6 million, or 22.7%. This increase was primarily due to the impact of the August 2015 incremental term loan and the 2021 Notes, partially offset by scheduled principal payments of term loans under the Senior Credit Facilities.

Income Taxes

Our income tax benefit was $13.0 million for the three months ended March 31, 2016 as compared to $6.0 million for the three months ended March 31, 2015. Our effective tax rate was 45.7% for the three months ended March 31, 2016 as compared to 51.2% for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 was affected by changes in state tax apportionment and statutory rates.

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

Software and Analytics

Our software and analytics segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	March 31, 2016	March 31, 2015	$ Change
Solutions revenue	$124,841	$65,946	$58,895
Adjusted EBITDA	$37,243	$20,061	$17,182

Software and analytics revenue for the three months ended March 31, 2016 increased by $58.9 million, or 89.3%, as compared to the prior year period. This increase was primarily driven by $52.2 million related to the impact of acquired businesses, including the Altegra Health acquisition, and new sales and implementations.

Software and analytics adjusted EBITDA for the three months ended March 31, 2016 increased by $17.2 million, or 85.6% as compared to the prior year period. The increase in our software and analytics adjusted EBITDA is primarily due to the impact of the revenue items described above, partially offset by increased strategic growth initiative costs. As a percentage of solutions revenue, software and analytics adjusted EBITDA was 29.8% for the three months ended March 31, 2016 as compared to 30.4% for the three months ended March 31, 2015. The decrease in our software and analytics adjusted EBITDA as a percentage of solutions revenue is primarily due to changes in revenue mix as a result of the Altegra Health acquisition.

Network Solutions

Our network solutions segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	March 31, 2016	March 31, 2015	$ Change
Solutions revenue	$94,954	$90,209	$4,745
Adjusted EBITDA	$50,419	$46,121	$4,298

Network solutions revenue for the three months ended March 31, 2016 increased by $4.7 million, or 5.3%, as compared to the prior year period primarily due to increased volumes and new sales and implementations, partially offset by customer attrition.

Network solutions adjusted EBITDA for the three months ended March 31, 2016 increased by $4.3 million, or 9.3%, as compared to the prior year period. As a percentage of solutions revenue, network solutions adjusted EBITDA was 53.1% for the three months ended March 31, 2016 as compared to 51.1% for the three months ended March 31, 2015. The increase in network solutions adjusted EBITDA and as a percentage of solutions revenue was primarily due to the impact of the revenue items described above, pricing initiatives and other efficiency measures.

Technology-enabled Services

Our technology-enabled services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	March 31, 2016	March 31, 2015	$ Change
Solutions revenue	$99,037	$108,672	$(9,635)
Adjusted EBITDA	$32,703	$39,169	$(6,466)

Technology-enabled services revenue for the three months ended March 31, 2016 decreased by $9.6 million, or 8.9%, as compared to the prior year period. This decrease was primarily due to customer attrition, including the previously disclosed partial loss of a customer contract in the second quarter of 2014, the effects of changing reimbursement patterns and rates of federal and state payers related to our eligibility and enrollment services and decreased volumes in our payment and communication solutions, partially offset by new sales and implementations.

Technology-enabled services adjusted EBITDA for the three months ended March 31, 2016 decreased by $6.5 million, or 16.5%, as compared to the prior year period. As a percentage of solutions revenue, technology-enabled services adjusted EBITDA was 33.0% for the three months ended March 31, 2016 as compared to 36.0% for the prior year period. The decrease in technology-enabled services adjusted EBITDA and as a percentage of solutions revenue was primarily due to the impact of the revenue items described above and changes in revenue mix, partially offset by productivity improvements and other efficiency measures.

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

Cash Flows

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2016 was $12.2 million as compared to $33.7 million for three months ended March 31, 2015, a decrease of $21.5 million. Cash flow from operations for the three months ended March 31, 2016 was negatively impacted by delays in the collection of receivables as a result of customer administrative requirements following the corporate rebranding to Change Healthcare completed in the fourth quarter of 2015.

Cash provided by operating activities can be significantly impacted by our non-cash working capital assets and liabilities, which may vary based on the timing of cash receipts that fluctuate by day of week and/or month and also may be impacted by cash management decisions.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2016 was $21.0 million as compared to $12.8 million for the three months ended March 31, 2015. Cash used in investing activities for both such periods consisted of capital expenditures for property and equipment and technology-based intangible assets.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2016 was $10.0 million as compared to $15.5 million for the three months ended March 31, 2015. Cash used in financing activities for the three months ended March 31, 2016 primarily consisted of principal payments under our Senior Credit Facilities and deferred financing arrangements. Cash used in financing activities for the three months ended March 31, 2015 primarily consisted of principal payments under our Senior Credit Facilities and deferred financing arrangements, stock repurchases and payment of contingent consideration.

Long-term Debt

Our long-term indebtedness is comprised of the Term Loan Facility, the Revolving Facility, 11% senior notes due 2019 (the “2019 Notes”), 11.25% senior notes due 2020 (the “2020 Notes”) and the 2021 Notes (together with the 2019 Notes and 2020 Notes, the “Senior Notes”).

Long-term debt as of March 31, 2016 and December 31, 2015, consisted of the following (amounts in thousands):

	March 31, 2016	December 31, 2015
Senior Credit Facilities
$1,696 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $21,528 and $23,511 at March 31, 2016 and December 31, 2015, respectively (effective interest rate of 4.29%)	$1,619,734	$1,621,981
$160 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $3,054 and $3,334 at March 31, 2016 and December 31, 2015, respectively (effective interest rate of 4.54%)	154,546	154,666
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $5,984 and $6,299 at March 31, 2016 and December 31, 2015, respectively (effective interest rate of 11.53%)	369,016	368,701
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $8,156 and $8,471 at March 31, 2016 and December 31, 2015, respectively (effective interest rate of 11.85%)	366,844	366,529
$250 million 6% Senior Notes due February 15, 2021, net of unamortized discount of $5,906 and $6,161 at March 31, 2016 and December 31, 2015, respectively (effective interest rate of 6.57%)	244,094	243,839
Obligation under data sublicense agreement	10,810	10,810
Other	2,183	7,427
Less current portion	(27,601)	(32,775)

Long-term debt	$2,739,626	$2,741,178

Senior Credit Facilities

The Senior Credit Agreement provides that, subject to certain conditions, we may request additional tranches of term loans, increase commitments under the Revolving Facility or the Term Loan Facility or add one or more incremental revolving credit facility tranches (provided that the revolving credit commitments outstanding at any time have no more than three different maturity dates) in an aggregate amount not to exceed (a) $300.0 million plus (b) an unlimited amount at any time, subject to compliance on a pro forma basis with a first lien net leverage ratio of no greater than 4.00 to 1.00. Availability of such additional tranches of term loans or revolving credit facilities and/or increased commitments is subject to, among other conditions, the absence of any default under the Senior Credit Agreement and the receipt of commitments by existing or additional financial institutions. Proceeds of the Revolving Facility, including up to $30.0 million in the form of borrowings on same-day notice, referred to as swingline loans, and up to $50.0 million in the form of letters of credit ($6.7 million outstanding as of March 31, 2016), are available to provide financing for working capital and general corporate purposes.

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

The interest rate on both the Term Loan Facility and Revolving Facility is LIBOR plus 2.50%. The Term Loan Facility is subject to a LIBOR floor of 1.25%, and there is no LIBOR floor on the Revolving Facility.

In August 2015, through an amendment to the Senior Credit Agreement, we borrowed an additional $395.0 million under incremental term loan facilities on identical terms and having the same rights and obligations as the existing term loans under the Senior Credit Agreement.

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

The Senior Credit Agreement requires us to comply with a maximum first lien net leverage ratio financial maintenance covenant at 5.35 to 1.00 for the remaining term of the Senior Credit Facilities, to be tested on the last day of each fiscal quarter. A breach of the first lien net leverage ratio covenant is subject to certain equity cure rights. In addition, the Senior Credit Facilities contain a number of negative covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of our subsidiaries to:

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

As of March 31, 2016, we believe we were in compliance with all of the applicable debt covenants under the Senior Credit Agreement.

Senior Notes

The 2019 Notes bear interest at an annual rate of 11.00% with interest payable semi-annually on June 30 and December 31 of each year. The 2019 Notes mature on December 31, 2019. The 2020 Notes bear interest at an annual rate of 11.25% with interest payable quarterly on March 31, June 30, September 30 and December 31 of each year. The 2020 Notes mature on December 31, 2020. The 2021 Notes bear interest at an annual rate of 6.00% with interest payable semi-annually on April 15 and October 15 of each year. The 2021 Notes mature on February 15, 2021.

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

As of March 31, 2016, we believe we were in compliance with all of the applicable debt covenants under the Senior Notes.

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

As of March 31, 2016, we had borrowings of $1,798.9 million (before unamortized debt discount) under the Senior Credit Agreement. As of March 31, 2016, the LIBOR-based interest rate on the Term Loan Facility and Revolving Facility were each LIBOR plus 2.50%. The Term Loan Facility is subject to a LIBOR floor of 1.25% and there is no LIBOR floor on the Revolving Facility.

We manage economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into interest rate swap agreements and interest rate cap agreements to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings.

In January 2012, we executed three interest rate swap agreements with an aggregate notional amount of $640.0 million to reduce the variability of interest payments associated with the Term Loan Facility. The interest rate swap agreements expire in February 2017. In March 2016, we executed two annuitized interest rate cap agreements with an aggregate notional amount of $650.0 million to limit the exposure of the variable component of interest rates under the Term Loan Facility or future variable rate indebtedness to a maximum of 1.25%, beginning in March 2017 and expiring in March 2020. For the three months ended March 31, 2016, our interest rate swap agreements and interest rate cap agreements were designated as cash flow hedges of interest rate risk and determined to be highly effective so that the effective portion of changes in the fair market value were generally included within other comprehensive income.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. However, due to a floor on the floating rate index of 1.25% under the Term Loan Facility, as of March 31, 2016, our interest rates must increase by more than 62 basis points before our interest expense or cash flows are affected. Based on our outstanding debt as of March 31, 2016, and assuming that our mix of debt instruments, derivative financial instruments and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pretax impact on our earnings and cash flows of approximately $4.4 million.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional derivative financial instruments, modify our existing interest rate swap and cap agreements or make changes that may impact our ability to treat our interest rate swap and cap agreements as a cash flow hedge. However, we do not intend or expect to enter into derivative financial instrument transactions for speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016. Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with risk factors contained under the heading “Risk Factors” in our Form 10-K, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect our business, financial condition and results of operations, cash flows and prospects in a material adverse manner. As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K.

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

CHANGE HEALTHCARE HOLDINGS, INC.

Date: May 10, 2016	By:	/s/ Neil E. de Crescenzo
Neil E. de Crescenzo, President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Randy P. Giles
Randy P. Giles, Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2016	By:	/s/ Dennis B. Robbins
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