Form 10-Q
period 2016-06-30
Change Healthcare Holdings, Inc.
filed 2016-08-10
CIK 1444598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 10, 2016
Common Stock, $0.01 par value	100

*	The registrant is a voluntary filer of certain reports required to be filed by companies under Section 13 or 15(d) of the Securities and Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

Change Healthcare Holdings, Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Change Healthcare Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:

Cash and cash equivalents	$10,802	$66,655
Accounts receivable, net of allowance for doubtful accounts of $3,814 and $3,379 at June 30, 2016 and December 31, 2015, respectively	317,404	280,858
Prepaid expenses and other current assets	47,825	35,413

Total current assets	376,031	382,926
Property and equipment, net	237,191	244,145
Goodwill	2,229,774	2,230,100
Intangible assets, net	1,673,185	1,707,863
Other assets, net	9,238	8,500

Total assets	$4,525,419	$4,573,534

LIABILITIES AND EQUITY
Current liabilities:

Accounts payable	$31,127	$27,950
Accrued expenses	156,950	167,169
Deferred revenues	18,794	12,943
Current portion of long-term debt	28,847	32,775

Total current liabilities	235,718	240,837
Long-term debt, excluding current portion	2,739,420	2,741,178
Deferred income tax liabilities	403,757	430,383
Tax receivable agreement obligations to related parties	182,418	173,493
Other long-term liabilities	16,777	11,954
Commitments and contingencies
Equity:
Common stock (par value, $.01), 100 shares authorized and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	1,322,510	1,319,754
Accumulated other comprehensive income (loss)	(4,979)	(2,656)
Accumulated deficit	(370,202)	(341,409)

Total equity	947,329	975,689

Total liabilities and equity	$4,525,419	$4,573,534

See accompanying notes to unaudited condensed consolidated financial statements.

Change Healthcare Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited and amounts in thousands)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2016	2015	2016	2015
Revenue:
Solutions revenue	$323,278	$263,805	$634,775	$522,216
Postage revenue	77,614	90,996	160,325	178,280

Total revenue	400,892	354,801	795,100	700,496
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	144,365	121,288	291,531	242,474
Development and engineering	14,558	10,123	29,521	20,949
Sales, marketing, general and administrative	74,085	46,973	140,865	95,237
Customer postage	77,614	90,996	160,325	178,280
Depreciation and amortization	61,856	49,515	122,983	97,629
Accretion	5,690	3,818	8,924	8,797
Impairment of long-lived assets	165	122	231	961

Operating income (loss)	22,559	31,966	40,720	56,169
Interest expense, net	46,564	38,135	93,186	76,143
Contingent consideration	—	1,850	—	(165)

Income (loss) before income tax provision (benefit)	(24,005)	(8,019)	(52,466)	(19,809)
Income tax provision (benefit)	(10,668)	(15,947)	(23,673)	(21,987)

Net income (loss)	$(13,337)	$7,928	$(28,793)	$2,178

See accompanying notes to unaudited condensed consolidated financial statements.

Change Healthcare Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(13,337)	$7,928	$(28,793)	$2,178
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(1,704)	109	(2,633)	(451)
Foreign currency translation adjustment	(8)	92	310	(184)

Other comprehensive income (loss)	(1,712)	201	(2,323)	(635)

Total comprehensive income (loss)	$(15,049)	$8,129	$(31,116)	$1,543

See accompanying notes to unaudited condensed consolidated financial statements.

Change Healthcare Holdings, Inc.

Condensed Consolidated Statements of Equity

(unaudited and amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2015	100	$—	$1,149,360	$(245,340)	$(1,955)	$902,065
Equity compensation expense	—	—	4,183	—	—	4,183
Issuance of shares in connection with equity compensation plans, net of taxes	—	—	305	—	—	305
Repurchase of Parent common stock	—	—	(3,681)	—	—	(3,681)
Capital contribution from Parent	—	—	500	—	—	500
Net income (loss)	—	—	—	2,178	—	2,178
Foreign currency translation adjustment	—	—	—	—	(184)	(184)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(451)	(451)

Balance at June 30, 2015	100	$—	$1,150,667	$(243,162)	$(2,590)	$904,915

Balance at January 1, 2016	100	$—	$1,319,754	$(341,409)	$(2,656)	$975,689
Equity compensation expense	—	—	5,054	—	—	5,054
Repurchase of Parent common stock	—	—	(2,298)	—	—	(2,298)
Net income (loss)	—	—	—	(28,793)	—	(28,793)
Foreign currency translation adjustment	—	—	—	—	310	310
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(2,633)	(2,633)

Balance at June 30, 2016	100	$—	$1,322,510	$(370,202)	$(4,979)	$947,329

See accompanying notes to unaudited condensed consolidated financial statements.

Change Healthcare Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited and amounts in thousands)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Operating activities
Net income (loss)	$(28,793)	$2,178
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	122,983	97,629
Accretion	8,924	8,797
Equity compensation	5,054	4,183
Deferred income tax expense (benefit)	(24,752)	(23,213)
Amortization of debt discount and issuance costs	6,754	4,579
Contingent consideration	—	(165)
Impairment of long-lived assets	231	961
Other	108	—
Changes in operating assets and liabilities:
Accounts receivable	(37,012)	(1,420)
Prepaid expenses and other	(14,759)	(1,084)
Accounts payable	1,659	6,293
Accrued expenses, deferred revenue and other liabilities	(289)	24,860

Net cash provided by (used in) operating activities	40,108	123,598

Investing activities
Purchases of property and equipment	(38,078)	(24,654)
Payments for acquisitions, net of cash acquired	1,502	824
Purchases of technology-based intangible assets	(41,109)	(90)

Net cash provided by (used in) investing activities	(77,685)	(23,920)

Financing activities
Payments on Term Loan Facility	(9,260)	(7,240)
Payments of deferred financing obligations	(7,132)	(5,939)
Repurchase of Parent common stock	(1,884)	(3,681)
Capital contribution from Investor Group and management	—	805
Payment of contingent consideration	—	(5,553)

Net cash provided by (used in) financing activities	(18,276)	(21,608)

Net increase (decrease) in cash and cash equivalents	(55,853)	78,070
Cash and cash equivalents at beginning of period	66,655	82,306

Cash and cash equivalents at end of period	$10,802	$160,376

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

Proposed Business Combination Transaction

On June 28, 2016, Parent and its controlling stockholders—affiliates of Blackstone and Hellman & Friedman (“H&F”)—entered into an Agreement of Contribution and Sale (the “Contribution Agreement”) with McKesson Corporation (“McKesson”). Under the terms of the Contribution Agreement, Parent stockholders and McKesson have agreed to form a joint venture (“NewCo”) that combines the majority of the McKesson Technology Solutions businesses (“MTS”) with Parent’s businesses, including substantially all of the assets and operations of the Company, but excluding the Company’s pharmacy claims switching and prescription routing businesses (the “MTS Transaction”). McKesson will retain its Enterprise Information Solutions business and its RelayHealth Pharmacy Network and the Company’s pharmacy claims switching and prescription routing businesses will be retained by Parent stockholders.

Pursuant to the terms of the Contribution Agreement, (i) Parent stockholders will, directly and indirectly, transfer ownership of Parent to NewCo in consideration of (a) the payment at the closing of the MTS Transaction by NewCo to Parent stockholders and certain participants in the Change Healthcare Amended and Restated 2009 Equity Incentive Plan (the “Parent Equity Plan”) of approximately $1.75 billion and (b) the issuance to Parent stockholders of membership interests representing approximately 30% of NewCo’s equity interests; and (ii) McKesson will cause MTS to be transferred to NewCo in consideration of (a) NewCo’s assumption, and subsequent repayment to McKesson at the closing of the MTS Transaction, of a promissory note in the aggregate principal amount of approximately $1.25 billion, (b) the issuance of membership interests in NewCo representing approximately 70% of NewCo’s equity interests and (c) a tax receivable agreement from NewCo. Actual cash payment and equity amounts are subject to certain adjustments in accordance with the Contribution Agreement.

In connection with the MTS Transaction, NewCo has entered into a commitment letter with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA, Barclays Bank PLC and Citigroup Global Markets Inc. pursuant to which subsidiaries of NewCo have obtained debt financing commitments for $6.1 billion in long-term funded debt and a $500 million revolving credit facility. The proceeds of the committed debt financing will be used to make all payments to Parent stockholders and McKesson described above, to refinance certain of the Company’s existing indebtedness and to pay fees and expenses incurred in connection with the MTS Transaction. The revolving credit commitments also will be available for ongoing working capital and other general corporate purposes of subsidiaries of NewCo following completion of the MTS Transaction.

The Company also expects to incur significant other expenses related to the MTS Transaction, as well as incur a significant charge related to the accelerated vesting of a portion of outstanding stock-based awards under the Parent Equity Plan and other incentive awards. In addition, because the MTS Transaction will qualify as a covered change in control under certain of the Company’s tax receivable agreements, the Company could be required to make payments in the future that significantly exceed its actual cash tax savings from the tax benefits giving rise to such payments.

The MTS Transaction is subject to various closing conditions, including the expiration or termination of the waiting period under applicable antitrust laws, the completion of the committed debt financing described above, the delivery of audited financial statements for MTS, the separation of the Company’s pharmacy claims switching and prescription routing businesses and other customary closing conditions. The Contribution

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Agreement may be terminated by McKesson and/or Parent under certain circumstances, including if the MTS Transaction is not consummated by June 28, 2017, or if there is a change in tax law or certain relevant facts such that a party’s respective tax advisor will be unable to render a favorable tax opinion at the closing of the MTS Transaction as to the tax-free nature of certain elements of the MTS Transaction affecting such party.

The MTS Transaction is expected to close in the first half of calendar year 2017.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, which replaces most prior general and industry specific revenue recognition guidance with a principles-based comprehensive revenue recognition framework. Under this revised framework, a company will recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the company

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

expects to be entitled in exchange for those goods and services. This update is effective for fiscal years and interim periods beginning in those years after December 15, 2017. Early adoption is permitted in years beginning after December 15, 2016. Upon adoption, a company may elect to either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the update with an adjustment to retained earnings at the date of adoption. While the Company cannot yet determine the transition method or the effect the adoption of this update will have on its financial statements, the Company believes that significant changes to its accounting policies, estimation processes, internal controls and information systems, as well as significant implementation costs prior to adoption, will be necessary to comply with this update. Such changes are expected to be necessary to accumulate information and data required to estimate the transaction prices in our contracts, and to allocate such transaction prices to the specific performance obligations in our contracts, as a result of variability from volume-based pricing, price increases, contingent fees, service level agreements and other arrangements.

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

In June 2016, the FASB issued ASU No. 2016-13, which requires that a financial asset (or group of financial assets) measured at amortized cost be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. This update is scheduled to be effective for fiscal years and interim periods beginning in those years after December 15, 2019, with early adoption permitted beginning with fiscal years beginning after December 15, 2018. The Company is currently assessing the potential effects this update may have on its consolidated financial statements.

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

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Long-term debt as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Senior Credit Facilities
$1,696 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $19,530 and $23,511 at June 30, 2016 and December 31, 2015, respectively (effective interest rate of 4.29%)	$1,617,502	$1,621,981
$160 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $2,771 and $3,334 at June 30, 2016 and December 31, 2015, respectively (effective interest rate of 4.54%)	154,429	154,666
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $5,660 and $6,299 at June 30, 2016 and December 31, 2015, respectively (effective interest rate of 11.53%)	369,340	368,701
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $7,832 and $8,471 at June 30, 2016 and December 31, 2015, respectively (effective interest rate of 11.85%)	367,168	366,529
$250 million 6% Senior Notes due February 15, 2021, net of unamortized discount of $5,646 and $6,161 at June 30, 2016 and December 31, 2015, respectively (effective interest rate of 6.57%)	244,354	243,839
Obligation under data sublicense agreement	10,810	10,810
Other	4,664	7,427
Less current portion	(28,847)	(32,775)

Long-term debt	$2,739,420	$2,741,178

Senior Credit Facilities

The credit agreement governing the Senior Credit Facilities (the “Senior Credit Agreement”) provides that, subject to certain conditions, the Company may request additional tranches of term loans, increase commitments under the Revolving Facility or the Term Loan Facility or add one or more incremental revolving credit facility tranches (provided that the revolving credit commitments outstanding at any time have no more than three different maturity dates) in an aggregate amount not to exceed (a) $300,000 plus (b) an unlimited amount at any time, subject to compliance on a pro forma basis with a first lien net leverage ratio of no greater than 4.00 to 1.00. Availability of such additional tranches of term loans or revolving credit facilities and/or increased commitments is subject to, among other conditions, the absence of any default under the Senior Credit Agreement and the receipt of commitments by existing or additional financial institutions. Proceeds of the Revolving Facility, including up to $30,000 in the form of borrowings on same-day notice, referred to as swingline loans, and up to $50,000 in the form of letters of credits ($6,029 outstanding as of June 30, 2016), are available to provide financing for working capital and general corporate purposes.

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

As of June 30, 2016, the Company believes it was in compliance with all of the applicable debt covenants under the Senior Credit Agreement.

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

As of June 30, 2016, the Company believes it was in compliance with all of the applicable debt covenants under the Senior Notes.

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Obligation Under Data Sublicense Agreement

In 2009 and 2010, the Company acquired certain additional rights to specified uses of its data from the former owner of the Company’s business in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to the former owner of the Company’s business. In connection with these data rights acquisitions, the Company recorded amortizable intangible assets and corresponding obligations at inception based on the present value of the scheduled annual payments through 2018, which totaled $65,000 in the aggregate (approximately $12,700 remained payable at June 30, 2016). In connection with the 2011 Merger, the Company was required to adjust this obligation to its fair value.

Other

From time to time, the Company enters into deferred financing arrangements with certain vendors. The obligations under such arrangements are generally recorded at the present value of the scheduled payments. Such future payments totaled approximately $4,700 at June 30, 2016.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivative financial instruments are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swap and cap agreements as part of its interest rate risk management strategy. During the three months ended June 30, 2016, such derivative financial instruments were used to hedge the variable cash flows associated with existing variable-rate debt pursuant to the Term Loan Facility.

In January 2012, the Company executed three interest rate swap agreements with an aggregate notional amount of $640,000 to reduce the variability of interest payments associated with the Term Loan Facility. The interest rate swap agreements expire in February 2017. In March 2016, the Company executed two annuitized interest rate cap agreements with a combined notional amount of $650,000 to limit the exposure of the variable component of interest rates under the Term Loan Facility or future variable rate indebtedness to a maximum of 1.25%, beginning in March 2017 and expiring in March 2020. As of June 30, 2016, the Company’s outstanding interest rate swap agreements and interest rate cap agreements were designated as cash flow hedges of interest rate risk and determined to be highly effective.

The effective portion of changes in the fair value of derivative financial instruments designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative financial instruments is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivative financial instruments will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1,733 will be reclassified as an increase to interest expense.

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The following table summarizes the fair value of the Company’s derivative financial instruments at June 30, 2016 and December 31, 2015:

	Fair Values of Derivative Financial Instruments Asset (Liability)
	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivative financial instruments designated as hedging instruments:
Interest rate swap and cap agreements	Accrued expenses	$(2,365)	$(1,870)
Interest rate swap and cap agreements	Other long-term liabilities	(4,669)	(556)

		$(7,034)	$(2,426)

Tabular Disclosure of the Effect of Derivative Financial Instruments on the Statement of Operations

The effect of the derivative financial instruments on the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, respectively, is summarized in the following table:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2016	2015	2016	2015
Derivative financial instruments in cash flow hedging relationships:
Gain/ (loss) related to effective portion of derivative financial instruments recognized in other comprehensive loss	$(3,508)	$(459)	$(5,796)	$(2,050)

Gain/ (loss) related to effective portion of derivative financial instruments reclassified from accumulated other comprehensive loss to interest expense	$(645)	$(645)	$(1,290)	$(1,283)

Gain/ (loss) related to ineffective portion of derivative financial instruments recognized in interest expense	$(64)	$—	$(101)	$—

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

As of June 30, 2016, the termination value of the Company’s derivative financial instruments in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $8,004. If the Company had breached any of these provisions at June 30, 2016, the Company could have been required to settle its obligations under the agreements at this termination value. The Company does not offset any derivative financial instruments, and the derivative financial instruments are not subject to collateral posting requirements.

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

6. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the Company’s derivative financial instruments and contingent consideration associated with business combinations. The table below summarizes these items as of June 30, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

Description	Balance at June 30, 2016	Quoted in Markets Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap and cap agreements	$(7,034)	$—	$(7,034)	$—
Contingent consideration obligations	—	—	—	—

Total	$(7,034)	$—	$(7,034)	$—

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

Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize Level 3 inputs to evaluate the likelihood of default by itself and by its counterparties. As of June 30, 2016, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative financial instrument valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance at beginning of period	$(4,650)	$(7,460)	$(4,650)	$(17,486)
Adjustment of provisional amounts	—	—	—	(50)
Settlement of contingent consideration	—	—	—	8,061
Gain/ (loss) included in contingent consideration	—	(1,850)	—	165
Transfers out of Level 3 fair value measurements	4,650	—	4,650

Balance at end of period	$—	$(9,310)	$—	$(9,310)

During April 2015, the Company exercised its option to terminate all future obligations under the Vieosoft, Inc. (“Vieosoft”) stock purchase agreement in exchange for a cash payment of $4,650 to the former stockholders of Vieosoft. This termination payment was not accepted, and the former stockholders of Vieosoft have filed a lawsuit against the Company. Because this amount no longer represents a fair value measurement, the Company has transferred this obligation out of fair value measurements. The Company currently does not believe this lawsuit will result in additional liability that will have a material adverse effect on its business, financial condition or results of operations.

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the estimated fair value of financial instruments held by the Company as of June 30, 2016 were:

	Carrying
	Amount	Fair Value
Cash and cash equivalents	$10,802	$10,802
Accounts receivable	$317,404	$317,404
Senior Credit Facilities (Level 1)	$1,771,930	$1,787,307
Senior Notes (Level 2)	$980,862	$1,067,269

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

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

After giving effect to the changes in the Company’s Tennessee apportionment and other items, income taxes for the six months ended June 30, 2016 amounted to an income tax benefit of $23,673 and an effective tax rate of 45.1%. The income tax benefit for the six months ended June 30, 2015 was $21,987 and resulted in an effective tax rate of 111.0%.

9. Tax Receivable Agreement Obligation to Related Parties

The Company is a party to tax receivable agreements which obligate it to make payments to certain of its current and former owners, including affiliates of Blackstone, Hellman & Friedman and certain members of management (collectively, the “TRA Members”), equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from certain previous transactions, including the 2011 Merger. The Company will retain the benefit of the remaining 15% of these tax savings. The Company expects cumulative remaining payments under the tax receivable agreements of approximately $357,830. $183,404 of this amount, which reflected the initial fair value of the tax receivable agreement obligations plus recognized accretion, was reflected as an obligation on the accompanying unaudited condensed consolidated balance sheet at June 30, 2016.

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

Technology-enabled Services

The technology-enabled services segment provides communication and payment, eligibility and enrollment, healthcare consulting, payment automation and pharmacy benefits administration solutions.

Corporate and Eliminations

Inter-segment revenue and expenses primarily represent claims management and communication and payment solutions provided between segments.

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

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The revenue and adjusted EBITDA for the operating segments are as follows:

	Three Months Ended June 30, 2016
	Software and Analytics	Network Solutions	Technology- enabled Services	Corporate and Eliminations	Consolidated
Revenue from external customers:
Solutions revenue	$137,395	$93,865	$99,752	$(7,734)	$323,278
Postage revenue	—	—	—	77,614	77,614
Inter-segment revenue	—	206	1,263	(1,469)	—

Net revenue	$137,395	$94,071	$101,015	$68,411	$400,892

Income (loss) before income taxes	$46,835	$50,741	$32,045	$(153,626)	$(24,005)
Interest expense	—	—	—	46,564	46,564
Depreciation and amortization	—	—	—	61,856	61,856

EBITDA	46,835	50,741	32,045	(45,206)	84,415
Equity compensation	801	151	132	1,280	2,364
Acquisition accounting adjustments	156	—	118	—	274
Acquisition-related costs	911	10	24	1,128	2,073
MTS transaction-related costs	—	—	—	8,969	8,969
Monitoring fees and related costs	—	—	—	1,572	1,572
Strategic initiatives, duplicative and transition costs	1,415	545	353	2,061	4,374
Severance costs	283	151	61	598	1,093
Accretion	—	—	—	5,690	5,690
Impairment of long-lived assets	25	120	20	—	165
Other non-routine, net	53	—	19	1,050	1,122

EBITDA Adjustments	3,644	977	727	22,348	27,696

Adjusted EBITDA	$50,479	$51,718	$32,772	$(22,858)	$112,111

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Three Months Ended June 30, 2015
	Software and Analytics	Network Solutions	Technology- enabled Services	Corporate and Eliminations	Consolidated
Revenue from external customers:
Solutions revenue	$67,304	$92,691	$110,350	$(6,540)	$263,805
Postage revenue	—	—	—	90,996	90,996
Inter-segment revenue	—	70	1,238	(1,308)	—

Net revenue	$67,304	$92,761	$111,588	$83,148	$354,801

Income (loss) before income taxes	$22,079	$46,797	$40,602	$(117,497)	$(8,019)
Interest expense	—	—	—	38,135	38,135
Depreciation and amortization	—	—	—	49,515	49,515

EBITDA	22,079	46,797	40,602	(29,847)	79,631
Equity compensation	310	141	199	1,348	1,998
Acquisition accounting adjustments	324	—	160	—	484
Acquisition-related costs	16	32	336	2,001	2,385
Monitoring fees and related costs	—	—	—	1,662	1,662
Strategic initiatives, duplicative and transition costs	921	345	553	1,233	3,052
Severance costs	104	451	157	1,302	2,014
Accretion	—	—	—	3,818	3,818
Impairment of long-lived assets	—	60	111	(49)	122
Contingent consideration	—	1,463	627	(240)	1,850
Other non-routine, net	—	251	—	623	874

EBITDA Adjustments	1,675	2,743	2,143	11,698	18,259

Adjusted EBITDA	$23,754	$49,540	$42,745	$(18,149)	$97,890

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Six Months Ended June 30, 2016
	Software and Analytics	Network Solutions	Technology- enabled Services	Corporate and Eliminations	Consolidated
Revenue from external customers:
Solutions revenue	$262,542	$188,819	$198,789	$(15,375)	$634,775
Postage revenue	—	—	—	160,325	160,325
Inter-segment revenue	—	357	2,687	(3,044)	—

Net revenue	$262,542	$189,176	$201,476	$141,906	$795,100

Income (loss) before income taxes	80,122	99,938	62,818	(295,344)	(52,466)
Interest expense	—	—	—	93,186	93,186
Depreciation and amortization	—	—	—	122,983	122,983

EBITDA	80,122	99,938	62,818	(79,175)	163,703
Equity compensation	1,339	322	345	3,048	5,054
Acquisition accounting adjustments	355	—	238	—	593
Acquisition-related costs	1,984	34	43	1,707	3,768
MTS transaction-related costs	—	—	—	8,969	8,969
Monitoring fees and related costs	—	—	—	3,185	3,185
Strategic initiatives, duplicative and transition costs	2,955	754	785	4,097	8,591
Severance costs	873	857	1,094	574	3,398
Accretion	—	—	—	8,924	8,924
Impairment of long-lived assets	44	184	68	(65)	231
Other non-routine, net	110	48	87	1,716	1,961

EBITDA Adjustments	7,660	2,199	2,660	32,155	44,674

Adjusted EBITDA	$87,782	$102,137	$65,478	$(47,020)	$208,377

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Six Months Ended June 30, 2015
	Software and Analytics	Network Solutions	Technology- enabled Services	Corporate and Eliminations	Consolidated
Revenue from external customers:
Solutions revenue	$133,428	$182,900	$219,023	$(13,135)	$522,216
Postage revenue	—	—	—	178,280	178,280
Inter-segment revenue	—	122	2,172	(2,294)	—

Net revenue	$133,428	$183,022	$221,195	$162,851	$700,496

Income (loss) before income taxes	40,938	93,518	77,045	(231,310)	(19,809)
Interest expense	—	—	—	76,143	76,143
Depreciation and amortization	—	—	—	97,629	97,629

EBITDA	40,938	93,518	77,045	(57,538)	153,963
Equity compensation	684	256	347	2,896	4,183
Acquisition accounting adjustments	606	2	318	—	926
Acquisition-related costs	33	52	828	2,241	3,154
Monitoring fees and related costs	—	—	—	3,179	3,179
Strategic initiatives, duplicative and transition costs	1,119	495	907	2,474	4,995
Severance costs	328	310	2,164	1,316	4,118
Accretion	—	—	—	8,797	8,797
Impairment of long-lived assets	107	844	264	(254)	961
Contingent consideration	—	(66)	41	(140)	(165)
Other non-routine, net	—	250	—	1,090	1,340

EBITDA Adjustments	2,877	2,143	4,869	21,599	31,488

Adjusted EBITDA	$43,815	$95,661	$81,914	$(35,939)	$185,451

11. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of taxes, as of and for the six months ended June 30, 2016.

	Foreign Currency Translation Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(1,136)	$(1,520)	$(2,656)
Change associated with foreign currency translation	310	—	310
Change associated with current period hedging	—	(1,343)	(1,343)
Reclassification into earnings	—	(1,290)	(1,290)

Balance at June 30, 2016	$(826)	$(4,153)	$(4,979)

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

12. Supplemental Condensed Consolidating Financial Information

In lieu of providing separate annual and interim financial statements for each guarantor of the Senior Notes, Regulation S-X provides companies, if certain criteria are satisfied, with the option to instead provide condensed consolidating financial information for its issuers, guarantors and non-guarantors. In the case of the Company, the applicable criteria include the following: (i) the Senior Notes are fully and unconditionally guaranteed on a joint and several basis (subject to customary release provisions), (ii) each of the guarantors of the Senior Notes is a direct or indirect 100% owned subsidiary of the Company and (iii) any non-guarantors are considered minor as that term is defined in Regulation S-X. Because each of these criteria has been satisfied by the Company, condensed consolidating balance sheets as of June 30, 2016 and December 31, 2015, condensed consolidating statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, respectively, and condensed consolidating statements of cash flows for the three and six months ended June 30, 2016 and 2015, respectively, for the Company, segregating the issuer, the subsidiary guarantors and consolidating adjustments, are reflected below. Prior period amounts have been reclassified to conform to the current year presentation.

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Balance Sheet

	As of June 30, 2016
	Change Healthcare Holdings, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$722	$10,080	$—	$10,802
Accounts receivable, net of allowance for doubtful accounts	—	317,404	—	317,404
Prepaid expenses and other current assets	4,462	43,363	—	47,825

Total current assets	5,184	370,847	—	376,031
Property and equipment, net	1	237,190	—	237,191
Due from affiliates	81,252	—	(81,252)	—
Investment in consolidated subsidiaries	1,803,146	—	(1,803,146)	—
Goodwill	—	2,229,774	—	2,229,774
Intangible assets, net	400	1,672,785	—	1,673,185
Other assets, net	280,415	8,860	(280,037)	9,238

Total assets	$2,170,398	$4,519,456	$(2,164,435)	$4,525,419

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$158	$30,969	$—	$31,127
Accrued expenses	8,953	147,997	—	156,950
Deferred revenues	—	18,794	—	18,794
Current portion of long-term debt	8,100	20,747	—	28,847

Total current liabilities	17,211	218,507	—	235,718
Due to affiliates	—	81,252	(81,252)	—
Long-term debt, excluding current portion	1,017,170	1,722,250	—	2,739,420
Deferred income tax liabilities	—	683,794	(280,037)	403,757
Tax receivable agreement obligations to related parties	182,418	—	—	182,418
Other long-term liabilities	6,270	10,507	—	16,777
Commitments and contingencies
Equity	947,329	1,803,146	(1,803,146)	947,329

Total liabilities and equity	$2,170,398	$4,519,456	$(2,164,435)	$4,525,419

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

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2016
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Revenue:
Solutions revenue	$—	$323,278	$—	$323,278
Postage revenue	—	77,614	—	77,614

Total revenue	—	400,892	—	400,892
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	144,365	—	144,365
Development and engineering	—	14,558	—	14,558
Sales, marketing, general and administrative	3,093	70,992	—	74,085
Customer postage	—	77,614	—	77,614
Depreciation and amortization	301	61,555	—	61,856
Accretion	5,690	—	—	5,690
Impairment of long-lived assets	—	165	—	165

Operating income (loss)	(9,084)	31,643	—	22,559
Equity in earnings of consolidated subsidiaries	(4,184)	—	4,184	—
Interest expense, net	20,871	25,693	—	46,564

Income (loss) before income tax provision (benefit)	(25,771)	5,950	(4,184)	(24,005)
Income tax provision (benefit)	(12,434)	1,766	—	(10,668)

Net income (loss)	$(13,337)	$4,184	$(4,184)	$(13,337)

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2015
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Revenue:
Solutions revenue	$—	$263,805	$—	$263,805
Postage revenue	—	90,996	—	90,996

Total revenue	—	354,801	—	354,801
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	121,288	—	121,288
Development and engineering	—	10,123	—	10,123
Sales, marketing, general and administrative	2,803	44,170	—	46,973
Customer postage	—	90,996		90,996
Depreciation and amortization	2,251	47,264	—	49,515
Accretion	3,818	—	—	3,818
Impairment of long-lived assets	—	122	—	122

Operating income (loss)	(8,872)	40,838	—	31,966
Equity in earnings of consolidated subsidiaries	(26,575)	—	26,575	—
Interest expense, net	23,308	14,827	—	38,135
Contingent consideration	—	1,850	—	1,850

Income (loss) before income tax provision (benefit)	(5,605)	24,161	(26,575)	(8,019)
Income tax provision (benefit)	(13,533)	(2,414)	—	(15,947)

Net income (loss)	$7,928	$26,575	$(26,575)	$7,928

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2016
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Revenue:
Solutions revenue	$—	$634,775	$—	$634,775
Postage revenue	—	160,325	—	160,325

Total revenue	—	795,100	—	795,100
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	291,531	—	291,531
Development and engineering	—	29,521	—	29,521
Sales, marketing, general and administrative	6,360	134,505	—	140,865
Customer postage	—	160,325	—	160,325
Depreciation and amortization	602	122,381	—	122,983
Accretion	8,924	—	—	8,924
Impairment of long-lived assets	—	231	—	231

Operating income (loss)	(15,886)	56,606	—	40,720
Equity in earnings of consolidated subsidiaries	(4,364)	—	4,364	—
Interest expense, net	41,697	51,489	—	93,186
Contingent consideration	—	—	—	—
Other	—	—	—	—

Income (loss) before income tax provision (benefit)	(53,219)	5,117	(4,364)	(52,466)
Income tax provision (benefit)	(24,426)	753	—	(23,673)

Net income (loss)	$(28,793)	$4,364	$(4,364)	$(28,793)

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2015
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Revenue
Solutions revenue	$—	$522,216	$—	$522,216
Postage revenue	—	178,280	—	178,280

Total revenue	—	700,496	—	700,496
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	242,474	—	242,474
Development and engineering	—	20,949	—	20,949
Sales, marketing, general and administrative	5,854	89,383	—	95,237
Customer postage	—	178,280	—	178,280
Depreciation and amortization	4,501	93,128	—	97,629
Accretion	8,797	—	—	8,797
Impairment of long-lived assets	—	961	—	961

Operating income (loss)	(19,152)	75,321	—	56,169
Equity in earnings of consolidated subsidiaries	(40,741)	—	40,741	—
Interest expense, net	46,589	29,554	—	76,143
Contingent consideration	—	(165)	—	(165)
Other	—	—	—	—

Income (loss) before income tax provision (benefit)	(25,000)	45,932	(40,741)	(19,809)
Income tax provision (benefit)	(27,178)	5,191	—	(21,987)

Net income (loss)	$2,178	$40,741	$(40,741)	$2,178

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three Months Ended June 30, 2016
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(13,337)	$4,184	$(4,184)	$(13,337)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(1,704)	—	—	(1,704)
Foreign currency translation adjustment	—	(8)	—	(8)
Equity in other comprehensive earnings	(8)	—	8	—

Other comprehensive income (loss)	(1,712)	(8)	8	(1,712)

Total comprehensive income (loss)	$(15,049)	$4,176	$(4,176)	$(15,049)

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

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Six Months Ended June 30, 2016
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(28,793)	$4,364	$(4,364)	$(28,793)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(2,633)	—	—	(2,633)
Foreign currency translation adjustment	—	310	—	310
Equity in other comprehensive earnings	310	—	(310)	—

Other comprehensive income (loss)	(2,323)	310	(310)	(2,323)

Total comprehensive income (loss)	$(31,116)	$4,674	$(4,674)	$(31,116)

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

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2016
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Operating activities
Net income (loss)	$(28,793)	$4,364	$(4,364)	$(28,793)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	602	122,381	—	122,983
Accretion	8,924	—	—	8,924
Equity compensation	189	4,865	—	5,054
Deferred income tax expense (benefit)	(24,426)	(326)	—	(24,752)
Amortization of debt discount and issuance costs	2,140	4,614	—	6,754
Impairment of long-lived assets	—	231	—	231
Equity in earnings of consolidated subsidiaries	(4,364)	—	4,364	—
Other	—	108	—	108
Changes in operating assets and liabilities:
Accounts receivable	—	(37,012)	—	(37,012)
Prepaid expenses and other	(2,411)	(12,348)	—	(14,759)
Accounts payable	158	1,501	—	1,659
Accrued expenses, deferred revenue and other liabilities	(748)	459	—	(289)
Due to/from affiliates	53,740	(53,740)	—	—

Net cash provided (used in) by operating activities	5,011	35,097	—	40,108

Investing activities
Purchases of property and equipment	—	(38,078)	—	(38,078)
Payments for acquisitions, net of cash acquired	—	1,502	—	1,502
Purchases of technology-based intangible assets	—	(41,109)	—	(41,109)
Investment in subsidiaries, net	(2,961)	—	2,961	—

Net cash provided by (used in) investing activities	(2,961)	(77,685)	2,961	(77,685)

Financing activities
Distributions from (to) Change Healthcare Holdings, Inc., net	—	2,961	(2,961)	—
Payments on Term Loan Facility	(182)	(9,078)	—	(9,260)
Payments of deferred financing obligations	—	(7,132)	—	(7,132)
Repurchase of Parent common stock	(1,884)	—	—	(1,884)

Net cash provided by (used in) financing activities	(2,066)	(13,249)	(2,961)	(18,276)

Net increase (decrease) in cash and cash equivalents	(16)	(55,837)	—	(55,853)
Cash and cash equivalents at beginning of period	738	65,917	—	66,655

Cash and cash equivalents at end of period	$722	$10,080	$—	$10,802

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2015
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Operating activities
Net income (loss)	$2,178	$40,741	$(40,741)	$2,178
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,501	93,128	—	97,629
Accretion	8,797	—	—	8,797
Equity compensation	156	4,027	—	4,183
Deferred income tax expense (benefit)	(27,178)	3,965	—	(23,213)
Amortization of debt discount and issuance costs	1,452	3,127	—	4,579
Contingent consideration	—	(165)	—	(165)
Impairment of long-lived assets	—	961	—	961
Equity in earnings of consolidated subsidiaries	(40,741)	—	40,741	—
Changes in operating assets and liabilities:
Accounts receivable	—	(1,420)	—	(1,420)
Prepaid expenses and other	(2,288)	1,204	—	(1,084)
Accounts payable	—	6,293	—	6,293
Accrued expenses, deferred revenue and other liabilities	918	23,942	—	24,860
Due to/from affiliates	54,537	(54,537)	—	—

Net cash provided by (used in) operating activities	2,332	121,266	—	123,598

Investing activities
Purchases of property and equipment	—	(24,654)	—	(24,654)
Payments for acquisitions, net of cash acquired	—	824	—	824
Purchased of technology-based intangible assets	—	(90)	—	(90)
Investment in subsidiaries, net	627	—	(627)	—

Net cash provided by (used in) investing activities	627	(23,920)	(627)	(23,920)

Financing activities
Distributions from (to) Change Healthcare Holdings, Inc., net	—	(627)	627	—
Payments on Term Loan Facility	(138)	(7,102)	—	(7,240)
Payments of deferred financing obligations	—	(5,939)	—	(5,939)
Repurchase of Parent common stock	(3,681)	—	—	(3,681)
Capital contribution from Investor Group and management	805	—	—	805
Payment of contingent consideration	—	(5,553)	—	(5,553)

Net cash provided by (used in) financing activities	(3,014)	(19,221)	627	(21,608)

Net increase (decrease) in cash and cash equivalents	(55)	78,125	—	78,070
Cash and cash equivalents at beginning of period	796	81,510	—	82,306

Cash and cash equivalents at end of period	$741	$159,635	$—	$160,376

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We deliver our solutions and operate our business in three reportable segments: (i) software and analytics, which provides payment and reimbursement optimization and decision support solutions for our customers; (ii) network solutions, which leverages our healthcare information network to optimize information exchange and workflows among healthcare system participants; and (iii) technology-enabled services, which provides communication and payment, workflow, advisory and other administrative solutions to optimize payment and reimbursement efficiencies. Through our software and analytics segment, we provide revenue cycle technology, revenue optimization, payment integrity, electronic payment, risk adjustment, quality reporting, data and analytics and engagement solutions. Through our network solutions segment, we provide financial and administrative information exchange solutions for medical, pharmacy and dental claims management and other standardized healthcare transactions, including clinical information exchange capabilities. Through our technology-enabled services segment, we provide communication and payment, eligibility and enrollment, healthcare consulting, payment automation and pharmacy benefits administration solutions. We generally provide our solutions to payer, provider and pharmacy customers, including commercial insurance companies, third party administrators, governmental payers, self-insured employers, hospitals, physician practices, dentists, laboratories, pharmacies, pharmacy benefit management companies and government agencies.

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

While we believe the ACA, through an increased number of people with health insurance coverage, has contributed increasing transaction volumes in our network solutions segment, we believe ACA has negatively impacted our eligibility and enrollment solutions within our technology-enabled services segment as a result of expanded coverage of uninsured individuals, particularly in opt-in states, and changes in federal and state reimbursement patterns and rates. We are seeking to mitigate the impact of ACA on the market for eligibility and enrollment solutions by offering additional value-added solutions to our customers. In addition, we are unable to predict how providers, payers, pharmacies and other healthcare market participants will continue to respond to the various other reform provisions of the ACA, and we cannot be sure that the markets for our solutions will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in those markets.

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

Recent Developments

On June 28, 2016, Change Healthcare, Inc., our indirect parent (“Parent”), and its controlling stockholders—affiliates of The Blackstone Group L.P. (“Blackstone”) and Hellman & Friedman (“H&F”)—entered into an Agreement of Contribution and Sale (the “Contribution Agreement”) with McKesson Corporation (“McKesson”). Under the terms of the Contribution Agreement, Parent stockholders and McKesson have agreed to form a joint venture (“NewCo”) that combines the majority of the McKesson Technology Solutions businesses (“MTS”) with Change Healthcare’s businesses, including substantially all of the assets and operations of the Company, but excluding the Company’s pharmacy claims switching and prescription routing businesses (the “MTS Transaction”). McKesson will retain its Enterprise Information Solutions business and its RelayHealth Pharmacy Network and the Company’s pharmacy claims switching and prescription routing businesses will be retained by Parent stockholders.

Pursuant to the terms of the Contribution Agreement, (i) Parent stockholders will, directly and indirectly, transfer ownership of Parent to NewCo in consideration of (a) the payment at the closing of the MTS Transaction by NewCo to Parent stockholders and certain participants in the Change Healthcare Amended and Restated 2009 Equity Incentive Plan (the “Parent Equity Plan”) of approximately $1.75 billion and (b) the issuance to Parent stockholders of membership interests representing approximately 30% of NewCo’s equity interests; and (ii) McKesson will cause MTS to be transferred to NewCo in consideration of (a) NewCo’s assumption, and subsequent repayment to McKesson at the closing of the MTS Transaction, of a promissory note in the aggregate principal amount of approximately $1.25 billion, (b) the issuance of membership interests in NewCo representing approximately 70% of NewCo’s equity interests and (c) a tax receivable agreement from NewCo. Actual cash payment and equity amounts are subject to certain adjustments in accordance with the Contribution Agreement.

In connection with the MTS Transaction, NewCo has entered into a commitment letter with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA, Barclays Bank PLC and Citigroup Global Markets Inc. pursuant to which subsidiaries of NewCo have obtained debt financing commitments for $6.1 billion in long-term funded debt and a $500 million revolving credit facility. The proceeds of the committed debt financing will be used to make all payments to Parent stockholders and McKesson described above, to refinance certain of the Company’s existing indebtedness and to pay fees and expenses incurred in connection with the MTS Transaction. The revolving credit commitments also will be available for ongoing working capital and other general corporate purposes of subsidiaries of NewCo following completion of the MTS Transaction.

We also expect to incur significant other expenses related to the MTS Transaction, as well as incur a significant charge related to the accelerated vesting of a portion of outstanding stock-based awards under the Parent Equity Plan and other incentive awards. In addition, because the MTS Transaction will qualify as a covered change in control under certain of our tax receivable agreements, we could be required to make payments in the future that significantly exceed its actual cash tax savings from the tax benefits giving rise to such payments.

The MTS Transaction is subject to various closing conditions, including the expiration or termination of the waiting period under applicable antitrust laws, the completion of the committed debt financing described above, the delivery of audited financial statements for MTS, the separation of our pharmacy claims switching and prescription routing businesses and other customary closing conditions. The Contribution Agreement may be terminated by McKesson and/or Parent under certain circumstances, including if the MTS Transaction is not consummated by June 28, 2017, or if there is a change in tax law or certain relevant facts such that a party’s respective tax advisor will be unable to render a favorable tax opinion at the closing of the MTS Transaction as to the tax-free nature of certain elements of the MTS Transaction affecting such party.

The Transaction is expected to close in the first half of calendar year 2017.

Our Revenues and Expenses

We generate virtually all of our revenue by using technology solutions that automate and simplify business and administrative functions for payers, providers and pharmacies generally on either a per transaction, per document, per communication, per member per month, per provider per month, monthly flat-fee, contingent fee or hourly basis.

Cost of operations consists primarily of costs related to services we provide to customers and costs associated with the operation and maintenance of our networks. These costs primarily include material costs related to our communication and payment solutions, rebates paid to our channel partners (net of rebates to certain customers that offset revenue) and data communications costs, all of which generally vary with our revenues and/or volumes. Cost of operations also includes personnel costs associated with production, network operations, customer support and other personnel, facilities expenses and equipment maintenance, all of which vary less directly with our revenue and/or volumes due to the fixed or semi-fixed nature of these expenses.

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

Our material costs relate primarily to our communication and payment solutions volumes, and consist primarily of paper and printing costs.

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

Postage, which is generally billed as a pass-through cost to our customers, is the most significant cost incurred in the delivery of our communication and payment solutions. Our postage costs and related revenues increase as our communication and payment solutions volumes increase and are also impacted when the United States Postal Service (“USPS”) changes postage rates. Although the USPS historically has increased postage rates annually, including in May 2015, postage rates decreased in April 2016. Accordingly, the frequency and nature of such changes in postage rates may not occur as regularly in the future.

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

Acquisitions and Divestitures

We actively evaluate opportunities to improve and expand our business through targeted acquisitions that are consistent with our strategy. On occasion, we also may dispose of certain components of our business that no longer fit within our overall strategy. Because of our acquisition activity, our results of operations may not be directly comparable among periods. The following summarizes our significant acquisition transactions since January 1, 2015 and affected segments:

Date	Business	Description	Affected Segment

August 2015	Altegra Health, Inc. (“Altegra Health”)	Technology-enabled provider of analytical and reporting solutions for risk adjustment, member engagement and quality analysis	Software and Analytics; Technology-enabled Services

Transaction-related Costs

We have incurred and expect to incur in the future significant costs in relation to the MTS Transaction. Such costs have consisted primarily of legal, tax and consulting related fees and have generally been reflected within sales, general and administrative expense in the accompanying consolidated statements of operations.

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

Income Taxes

Our blended statutory federal and state income tax rates range from 37% to 45%. The following table and subsequent commentary reconciles our federal statutory rate to our effective income tax rate and describes the more significant reconciling factors:

	Six Months Ended
	June 30,
	2016	2015
Statutory U.S. federal tax rate	35.0%	35.0%
State income taxes (net of federal benefit)	9.1	73.5
Other	1.0	2.5

Effective income tax rate	45.1%	111.0%

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

We believe there have been no significant changes during the six months ended June 30, 2016 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Results of Operations

The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2016 and 2015, respectively (amounts in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
		% of		% of		% of		% of
	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Revenue(1)
Revenue:
Solutions revenue	$323,278	80.6%	$263,805	74.4%	$634,775	79.8%	$522,216	74.5%
Postage revenue	77,614	19.4	90,996	25.6	160,325	20.2	178,280	25.5

Total revenue	400,892	100.0	354,801	100.0	795,100	100.0	700,496	100.0
Cost and expenses:
Cost of operations (exclusive of depreciation and amortization below)	144,365	44.7	121,288	46.0	291,531	45.9	242,474	46.4
Development and engineering	14,558	4.5	10,123	3.8	29,521	4.7	20,949	4.0
Sales, marketing, general and administrative	74,085	22.9	46,973	17.8	140,865	22.2	95,237	18.2
Customer postage	77,614	19.4	90,996	25.6	160,325	20.2	178,280	25.5
Depreciation and amortization	61,856	15.4	49,515	14.0	122,983	15.5	97,629	13.9
Accretion	5,690	1.4	3,818	1.1	8,924	1.1	8,797	1.3
Impairment of long-lived assets	165	0.0	122	0.0	231	0.0	961	0.1

Operating income (loss)	22,559	5.6	31,966	9.0	40,720	5.1	56,169	8.0
Interest expense, net	46,564	11.6	38,135	10.7	93,186	11.7	76,143	10.9
Contingent consideration	—	—	1,850	0.5	—	—	(165)	(0.0)

Income (loss) before income tax provision (benefit)	(24,005)	(6.0)	(8,019)	(2.3)	(52,466)	(6.6)	(19,809)	(2.8)
Income tax provision (benefit)	(10,668)	(2.7)	(15,947)	(4.5)	(23,673)	(3.0)	(21,987)	(3.1)

Net income (loss)	$(13,337)	(3.3)%	$7,928	2.2%	$(28,793)	(3.6)%	$2,178	0.3%

(1)	Percentages of revenue for cost of operations, development and engineering and sales, marketing, general and administrative line items are based on solutions revenue.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Solutions Revenues

Our solutions revenues were $323.3 million for the three months ended June 30, 2016 as compared to $263.8 million for the three months ended June 30, 2015, an increase of $59.5 million, or 22.5%. Factors affecting our solutions revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $144.4 million for the three months ended June 30, 2016 as compared to $121.3 million for the three months ended June 30, 2015, an increase of $23.1 million, or 19.0%. The increase in our cost of operations is primarily due to the impact of acquired businesses. As a percentage of solutions revenue, our cost of operations was 44.7% for the three months ended June 30, 2016 as compared to 46.0% for the three months ended June 30, 2015.

Development and Engineering Expense

Our total development and engineering expense was $14.6 million for the three months ended June 30, 2016 as compared to $10.1 million for the three months ended June 30, 2015, an increase of $4.4 million, or 43.8%. The increase in our development and engineering expense is primarily due to the impact of acquired businesses and continued enhancements and development of existing and new solutions.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $74.1 million for the three months ended June 30, 2016 as compared to $47.0 million for the three months ended June 30, 2015, an increase of $27.1 million, or 57.7%. The increase in our sales, marketing, general and administrative expense was primarily due to business growth, including the impact of acquired businesses, costs related to the MTS Transaction and increased strategic initiatives, partially offset by productivity improvements and efficiency measures.

Postage

Our postage revenue and customer postage expense was $77.6 million for the three months ended June 30, 2016 as compared to $91.0 million for the three months ended June 30, 2015, a decrease of $13.4 million, or 14.7%. This decrease in postage revenue and corresponding expense was primarily due to volume decreases in our technology-enabled services segment and the impact of the United States postage rate decrease effective in April 2016.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $61.9 million for the three months ended June 30, 2016 as compared to $49.5 million for the three months ended June 30, 2015, an increase of $12.3 million, or 24.9%. This increase was primarily due to the impact of acquired businesses, as well as purchases of property and equipment and technology-based intangible assets.

Accretion Expense

Our accretion expense was $5.7 million for the three months ended June 30, 2016 as compared to $3.8 million for the three months ended June 30, 2015. The amount recognized as accretion can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in corporate structure, leverage, operations or other factors.

Interest Expense

Our interest expense was $46.6 million for the three months ended June 30, 2016 as compared to $38.1 million for the three months ended June 30, 2015, an increase of $8.4 million, or 22.1%. This increase was primarily due to the impact of the August 2015 incremental term loan and the 2021 Notes, partially offset by scheduled principal payments of term loans under the Senior Credit Facilities.

Income Taxes

Our income tax benefit was $10.7 million for the three months ended June 30, 2016 as compared to $15.9 million for the three months ended June 30, 2015. Our effective tax rate was 44.4% for the three months ended June 30, 2016 as compared to 198.9% for the three months ended June 30, 2015. The effective tax rate for the three months ended June 30, 2015 was primarily affected by changes in state tax apportionment.

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

The segment profit measure primarily utilized by management is adjusted EBITDA which is defined as EBITDA (defined as net income (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization), plus certain other non-cash or non-operating items. The non-cash or other non-operating items affecting the segment profit measure generally include equity compensation; acquisition accounting adjustments; acquisition-related costs; strategic initiatives, duplicative and transition costs; severance costs; impairment of long lived assets; and contingent consideration adjustments. Adjusted EBITDA for the respective segments excludes all costs and adjustments associated with the above-referenced corporate functions. Financial information, including details of our adjustments to EBITDA, for each of our segments is set forth in Note 10 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Software and Analytics

Our software and analytics segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30,	June 30,
	2016	2015	$ Change
Solutions revenue	$137,395	$67,304	$70,091
Adjusted EBITDA	$50,479	$23,754	$26,725

Software and analytics revenue for the three months ended June 30, 2016 increased by $70.1 million, or 104.1%, as compared to the prior year period. This increase was primarily driven by $60.1 million related to the impact of the Altegra Health acquisition and new sales and implementations.

Software and analytics adjusted EBITDA for the three months ended June 30, 2016 increased by $26.7 million, or 112.5% as compared to the prior year period. The increase in our software and analytics adjusted EBITDA is primarily due to the impact of the revenue items described above. As a percentage of solutions revenue, software and analytics adjusted EBITDA was 36.7% for the three months ended June 30, 2016 as compared to 35.3% for the three months ended June 30, 2015. The increase in our software and analytics adjusted EBITDA as a percentage of solutions revenue is primarily due to continued growth in our electronic payment solutions, partially offset by changes in revenue mix as a result of the Altegra Health acquisition.

Network Solutions

Our network solutions segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30,	June 30,
	2016	2015	$ Change
Solutions revenue	$93,865	$92,691	$1,174
Adjusted EBITDA	$51,718	$49,540	$2,178

Network solutions revenue for the three months ended June 30, 2016 increased by $1.2 million, or 1.3%, as compared to the prior year period primarily due to increased volumes and new sales and implementations, partially offset by customer attrition.

Network solutions adjusted EBITDA for the three months ended June 30, 2016 increased by $2.2 million, or 4.4%, as compared to the prior year period. As a percentage of solutions revenue, network solutions adjusted EBITDA was 55.1% for the three months ended June 30, 2016 as compared to 53.4% for the three months ended June 30, 2015. The increase in network solutions adjusted EBITDA and as a percentage of solutions revenue was primarily due to the impact of the revenue items described above and efficiency measures.

Technology-enabled Services

Our technology-enabled services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30,	June 30,
	2016	2015	$ Change
Solutions revenue	$99,752	$110,350	$(10,598)
Adjusted EBITDA	$32,772	$42,745	$(9,973)

Technology-enabled services revenue for the three months ended June 30, 2016 decreased by $10.6 million, or 9.6%, as compared to the prior year period. This decrease was primarily due to the effects of changing reimbursement patterns and rates of federal and state payers related to our eligibility and enrollment solutions, decreased volumes in our communication and payment solutions and customer attrition, including the previously disclosed partial loss of a customer contract in the second quarter of 2014, partially offset by new sales and implementations.

Technology-enabled services adjusted EBITDA for the three months ended June 30, 2016 decreased by $10.0 million, or 23.3%, as compared to the prior year period. As a percentage of solutions revenue, technology-enabled services adjusted EBITDA was 32.9% for the three months ended June 30, 2016 as compared to 38.7% for the prior year period. The decrease in technology-enabled services adjusted EBITDA and as a percentage of solutions revenue was primarily due to the impact of the revenue items described above and changes in revenue mix, partially offset by productivity improvements and other efficiency measures.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Solutions Revenues

Our solutions revenues were $634.8 million for the six months ended June 30, 2016 as compared to $522.2 million for the six months ended June 30, 2015, an increase of $112.6 million, or 21.6%. Factors affecting our solutions revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $291.5 million for the six months ended June 30, 2016 as compared to $242.5 million for the six months ended June 30, 2015, an increase of $49.1 million, or 20.2%. The increase in our cost of operations is primarily due to the impact of acquired businesses. As a percentage of solutions revenue, our cost of operations was 45.9% for the six months ended June 30, 2016 as compared to 46.4% for the six months ended June 30, 2015.

Development and Engineering Expense

Our total development and engineering expense was $29.5 million for the six months ended June 30, 2016 as compared to $20.9 million for the six months ended June 30, 2015, an increase of $8.6 million, or 40.9%. The increase in our development and engineering expense is primarily due to the impact of acquired businesses and continued enhancements and development of existing and new solutions.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $140.9 million for the six months ended June 30, 2016 as compared to $95.2 million for the six months ended June 30, 2015, an increase of $45.6 million, or 47.9%. The increase in our sales, marketing, general and administrative expense was primarily due to business growth, including the impact of acquired businesses, costs related to the MTS Transaction and increased strategic initiatives, partially offset by productivity improvements and efficiency measures.

Postage

Our postage revenue and customer postage expense was $160.3 million for the six months ended June 30, 2016 as compared to $178.3 million for the six months ended June 30, 2015, a decrease of $18.0 million, or 10.1%. This decrease in postage revenue and corresponding expense was primarily due to volume decreases in our technology-enabled services segment and the impact of the United States postage rate decrease effective in April 2016.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $123.0 million for the six months ended June 30, 2016 as compared to $97.6 million for the six months ended June 30, 2015, an increase of $25.4 million, or 26.0%. This increase was primarily due to the impact of acquired businesses, as well as purchases of property and equipment and technology-based intangible assets.

Accretion Expense

Our accretion expense was $8.9 million for the six months ended June 30, 2016 as compared to $8.8 million for the six months ended June 30, 2015. The amount recognized as accretion can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in corporate structure, leverage, operations or other factors.

Interest Expense

Our interest expense was $93.2 million for the six months ended June 30, 2016 as compared to $76.1 million for the six months ended June 30, 2015, an increase of $17.0 million, or 22.4%. This increase was primarily due to the impact of the August 2015 incremental term loan and the 2021 Notes, partially offset by scheduled principal payments of term loans under the Senior Credit Facilities.

Income Taxes

Our income tax benefit was $23.7 million for the six months ended June 30, 2016 as compared to $22.0 million for the six months ended June 30, 2015. Our effective tax rate was 45.1% for the six months ended June 30, 2016 as compared to 111.0% for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2015 was primarily affected by changes in state tax apportionment.

Segment Revenues and Adjusted EBITDA

Software and Analytics

Our software and analytics segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30,	June 30,
	2016	2015	$ Change
Solutions Revenue	$262,542	$133,428	$129,114
Adjusted EBITDA	$87,782	$43,815	$43,967

Software and analytics revenue for the six months ended June 30, 2016 increased by $129.1 million, or 96.8%, as compared to the prior year period. This increase was primarily driven by $112.4 million related to the impact of acquired businesses, including the Altegra Health acquisition, and new sales and implementations.

Software and analytics adjusted EBITDA for the six months ended June 30, 2016 increased by $44.0 million, or 100.3% as compared to the prior year period. The increase in our software and analytics adjusted EBITDA is primarily due to the impact of the revenue items described above, partially offset by increased strategic growth initiative costs. As a percentage of solutions revenue, software and analytics adjusted EBITDA was 33.4% for the six months ended June 30, 2016 as compared to 32.8% for the six months ended June 30, 2015. The increase in our software and analytics adjusted EBITDA as a percentage of solutions revenue is primarily due to continued growth in our electronic payment solutions, partially offset by changes in revenue mix as a result of the Altegra Health acquisition.

Network Solutions

Our network solutions segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30,	June 30,
	2016	2015	$ Change
Solutions Revenue	$188,819	$182,900	$5,919
Adjusted EBITDA	$102,137	$95,661	$6,476

Network solutions revenue for the six months ended June 30, 2016 increased by $5.9 million, or 3.2%, as compared to the prior year period primarily due to increased volumes and new sales and implementations, partially offset by customer attrition.

Network solutions adjusted EBITDA for the six months ended June 30, 2016 increased by $6.5 million, or 6.8%, as compared to the prior year period. As a percentage of solutions revenue, network solutions adjusted EBITDA was 54.1% for the six months ended June 30, 2016 as compared to 52.3% for the six months ended June 30, 2015. The increase in network solutions adjusted EBITDA and as a percentage of solutions revenue was primarily due to the impact of the revenue items described above and efficiency measures.

Technology-enabled Services

Our technology-enabled services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	June 30,	June 30,
	2016	2015	$ Change
Solutions Revenue	$198,789	$219,023	$(20,234)
Adjusted EBITDA	$65,478	$81,914	$(16,436)

Technology-enabled services revenue for the six months ended June 30, 2016 decreased by $20.2 million, or 9.2%, as compared to the prior year period. This decrease was primarily due to decreased volumes in our communication and payment solutions, customer attrition, including the previously disclosed partial loss of a customer contract in the second quarter of 2014 and the effects of changing reimbursement patterns and rates of federal and state payers related to our eligibility and enrollment solutions, partially offset by new sales and implementations.

Technology-enabled services adjusted EBITDA for the six months ended June 30, 2016 decreased by $16.4 million, or 20.1%, as compared to the prior year period. As a percentage of solutions revenue, technology-enabled services adjusted EBITDA was 32.9% for the six months ended June 30, 2016 as compared to 37.4% for the prior year period. The decrease in technology-enabled services adjusted EBITDA and as a percentage of solutions revenue was primarily due to the impact of the revenue items described above and changes in revenue mix, partially offset by productivity improvements and other efficiency measures.

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

We anticipate cash generated by operations, the funds available under our Senior Credit Facilities, including the Revolving Facility, and existing cash and equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures. The Revolving Facility expires in November 2016, and we expect to extend the maturity of the Revolving Facility or replace the Revolving Facility prior to its expiration. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Senior Credit Facilities in amounts sufficient to enable us to repay our indebtedness, or to fund other liquidity needs.

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

Cash Flows

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2016 was $40.1 million as compared to $123.6 million for six months ended June 30, 2015, a decrease of $83.5 million. Cash flow from operations for the six months ended June 30, 2016 was negatively impacted by increased interest expense as a result of the Altegra Health acquisition and related financing, delays in the collection of receivables as a result of customer administrative requirements following the corporate rebranding to Change Healthcare completed in the fourth quarter of 2015 and the timing of collections and related disbursements.

Cash provided by operating activities can be significantly impacted by our non-cash working capital assets and liabilities, which may vary based on the timing of cash receipts that fluctuate by day of week and/or month and also may be impacted by cash management decisions.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2016 was $77.7 million as compared to $23.9 million for the six months ended June 30, 2015. Cash used in investing activities for both such periods consisted of capital expenditures for property and equipment and technology-based intangible assets.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2016 was $18.3 million as compared to $21.6 million for the six months ended June 30, 2015. Cash used in financing activities for the six months ended June 30, 2016 primarily consisted of principal payments under our Senior Credit Facilities and deferred financing arrangements. Cash used in financing activities for the six months ended June 30, 2015 primarily consisted of principal payments under our Senior Credit Facilities and deferred financing arrangements and stock repurchases.

Long-term Debt

Our long-term indebtedness is comprised of the Term Loan Facility, the Revolving Facility, 11% senior notes due 2019 (the “2019 Notes”), 11.25% senior notes due 2020 (the “2020 Notes”) and the 2021 Notes (together with the 2019 Notes and 2020 Notes, the “Senior Notes”).

Long-term debt as of June 30, 2016 and December 31, 2015 consisted of the following (amounts in thousands):

	June 30, 2016	December 31, 2015
Senior Credit Facilities
$1,696 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $19,530 and $23,511 at June 30, 2016 and December 31, 2015, respectively (effective interest rate of 4.29%)	$1,617,502	$1,621,981
$160 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $2,771 and $3,334 at June 30, 2016 and December 31, 2015, respectively (effective interest rate of 4.54%)	154,429	154,666
$125 million Senior Secured Revolving Credit facility, expiring on November 2, 2016 and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $5,660 and $6,299 at June 30, 2016 and December 31, 2015, respectively (effective interest rate of 11.53%)	369,340	368,701
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $7,832 and $8,471 at June 30, 2016 and December 31, 2015, respectively (effective interest rate of 11.85%)	367,168	366,529
$250 million 6% Senior Notes due February 15, 2021, net of unamortized discount of $5,646 and $6,161 at June 30, 2016 and December 31, 2015, respectively (effective interest rate of 6.57%)	244,354	243,839
Obligation under data sublicense agreement	10,810	10,810
Other	4,664	7,427
Less current portion	(28,847)	(32,775)

Long-term debt	$2,739,420	$2,741,178

Senior Credit Facilities

The Senior Credit Agreement provides that, subject to certain conditions, we may request additional tranches of term loans, increase commitments under the Revolving Facility or the Term Loan Facility or add one or more incremental revolving credit facility tranches (provided that the revolving credit commitments outstanding at any time have no more than three different maturity dates) in an aggregate amount not to exceed (a) $300.0 million plus (b) an unlimited amount at any time, subject to compliance on a pro forma basis with a first lien net leverage ratio of no greater than 4.00 to 1.00. Availability of such additional tranches of term loans or revolving credit facilities and/or increased commitments is subject to, among other conditions, the absence of any default under the Senior Credit Agreement and the receipt of commitments by existing or additional financial institutions. Proceeds of the Revolving Facility, including up to $30.0 million in the form of borrowings on same-day notice, referred to as swingline loans, and up to $50.0 million in the form of letters of credit ($6.7 million outstanding as of June 30, 2016), are available to provide financing for working capital and general corporate purposes.

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

Certain of our United States wholly-owned restricted subsidiaries, together with the Company, are co-borrowers and jointly and severally liable for all obligations under the Senior Credit Facilities. Such obligations of the co-borrowers are unconditionally guaranteed by Change Healthcare Intermediate Holdings, Inc., a direct wholly-owned subsidiary of Parent, the Company and each of our existing and future United States wholly-owned restricted subsidiaries (with certain exceptions including immaterial subsidiaries). These obligations are secured by a perfected security interest in substantially all of the assets of the co-borrowers and guarantors now owned or later acquired, including a pledge of all of the capital stock of the Company and our United States wholly-owned restricted subsidiaries and 65% of the capital stock of our foreign restricted subsidiaries, subject in each case to the exclusion of certain assets and additional exceptions.

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

As of June 30, 2016, we believe we were in compliance with all of the applicable debt covenants under the Senior Credit Agreement.

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

As of June 30, 2016, we believe we were in compliance with all of the applicable debt covenants under the Senior Notes.

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

As of June 30, 2016, we had borrowings of $1,794.2 million (before unamortized debt discount) under the Senior Credit Agreement. As of June 30, 2016, the LIBOR-based interest rate on the Term Loan Facility and Revolving Facility were each LIBOR plus 2.50%. The Term Loan Facility is subject to a LIBOR floor of 1.25% and there is no LIBOR floor on the Revolving Facility.

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

In January 2012, we executed three interest rate swap agreements with an aggregate notional amount of $640.0 million to reduce the variability of interest payments associated with the Term Loan Facility. The interest rate swap agreements expire in February 2017. In March 2016, we executed two annuitized interest rate cap agreements with an aggregate notional amount of $650.0 million to limit the exposure of the variable component of interest rates under the Term Loan Facility or future variable rate indebtedness to a maximum of 1.25%, beginning in March 2017 and expiring in March 2020. For the three months ended June 30, 2016, our interest rate swap agreements and interest rate cap agreements were designated as cash flow hedges of interest rate risk and determined to be highly effective so that the effective portion of changes in the fair market value were generally included within other comprehensive income.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. However, due to a floor on the floating rate index of 1.25% under the Term Loan Facility, as of June 30, 2016, our interest rates must increase by more than 62 basis points before our interest expense or cash flows are affected. Based on our outstanding debt as of June 30, 2016, and assuming that our mix of debt instruments, derivative financial instruments and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pretax impact on our earnings and cash flows of approximately $4.4 million.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016. Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the six months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Failure to complete the business combination transaction with McKesson Technology Solutions could have a material adverse effect on us.

On June 28, 2016, the Company’s indirect parent company, Change Healthcare, Inc., a Delaware corporation (“Parent”), and its controlling stockholders—affiliates of The Blackstone Group L.P. and Hellman & Friedman—entered into an Agreement of Contribution and Sale (the “Contribution Agreement”) with McKesson Corporation (“McKesson”). Under the terms of the Contribution Agreement, Parent stockholders and McKesson have agreed to form a joint venture that combines the majority of the McKesson Technology Solutions businesses (“MTS”) with Parent’s businesses, including substantially all of the assets and operations of the Company, but excluding the Company’s pharmacy claims switching service and prescription routing businesses (the “MTS Transaction”). Completion of the MTS Transaction is subject to the terms and conditions of the Contribution Agreement, including, but not limited to clearance under the Hart-Scott-Rodino Act, the completion of committed debt financing transactions, the delivery of audited financial statements for MTS, the transfer of the Company’s pharmacy claims switching and prescription routing businesses to Parent stockholders and other customary closing conditions. The Contribution Agreement may be terminated by McKesson and/or Parent under certain circumstances, including if the MTS Transaction is not consummated by June 28, 2017, or if there is a change in tax law or certain relevant facts such that a party’s respective tax advisor will be unable to render a favorable tax opinion at the closing of the MTS Transaction as to the tax-free nature of certain elements of the MTS Transaction affecting such party.

There can be no assurance that each of the conditions to the completion of the MTS Transaction will be satisfied. Unforeseen developments, including risks related to (i) obtaining the necessary antitrust clearance, (ii) the completion and execution of transitional and ancillary agreements, (iii) receiving opinions of tax advisors as to the tax-free nature of elements of the MTS Transaction and (iv) market conditions that could impact the necessary debt financing transactions, all of which could delay or prevent the proposed MTS Transaction or cause the MTS Transaction to occur on terms or conditions that are less favorable and/or different than expected. In addition, we are subject to additional risks in connection with the MTS Transaction, including: (i) the restrictions imposed on our business, properties and operations pursuant to the affirmative and negative covenants set forth in the Contribution Agreement and the potential impact of these covenants on our business, (ii) the risk that the MTS Transaction will divert management’s attention resulting in a potential disruption of the Company’s current business plan, (iii) the effect of the announcement of the MTS Transaction on our business relationships, operating results and business generally and (iv) the amount of fees, expenses and charges incurred by the Company in connection with the MTS Transaction. Finally, even if completed, we may not realize the anticipated benefits from the MTS Transaction.

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

CHANGE HEALTHCARE HOLDINGS, INC.

Date: August 10, 2016	By:	/s/ Neil E. de Crescenzo
Neil E. de Crescenzo, President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 10, 2016	By:	/s/ Randy P. Giles
Randy P. Giles, Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2016	By:	/s/ Dennis B. Robbins
Dennis B. Robbins, Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

2.1*	Agreement of Contribution and Sale, dated as of June 28, 2016, by and among McKesson Corporation, PF2 NewCo LLC, PF2 NewCo Intermediate Holdings, LLC, PF2 NewCo Holdings, LLC, HCIT Holdings, Inc., Change Healthcare, Inc., Change Aggregator L.P. and H&F Echo Holdings, L.P. (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on July 5, 2016, and incorporated herein by reference).

4.1	2019 Notes Supplemental Indenture, dated as of July 1, 2016, between Change Encircle, LLC and Wilmington Trust, National Association, as trustee (filed herewith).

4.2	2020 Notes Supplemental Indenture, dated as of July 1, 2016, between Change Encircle, LLC and Wilmington Trust, National Association, as trustee (filed herewith).

4.3	2021 Notes Supplemental Indenture, dated as of July 1, 2016, between Change Encircle, LLC and Wilmington Trust, National Association, as trustee (filed herewith).

10.1	Interim Stockholders’ Agreement, dated as of June 28, 2016, by and among Change Healthcare, Inc., Change Aggregator L.P., H&F Echo Holdings, L.P., and the other equityholders of Change Healthcare, Inc. that becomes a party thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on July 5, 2016, and incorporated herein by reference).

10.2	Joinders to the November 2, 2011 Change Healthcare, Inc. Stockholders’ Agreement, as amended, dated as of June 27, 2016, by and between Change Healthcare, Inc. and Change Aggregator L.P. and H&F Echo Holdings, L.P. (filed herewith).

10.3	Amendment No. 2 to the Stockholders’ Agreement, effective as of June 28, 2016, by and among Change Healthcare, Inc., Change Aggregator L.P. and H&F Echo Holdings, L.P. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on July 5, 2016, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The schedules and annexes to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or annex to the Securities and Exchange Commission upon request.