Form 10-Q
period 2016-09-30
Change Healthcare Holdings, Inc.
filed 2016-11-10
CIK 1444598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 10, 2016
Common Stock, $0.01 par value	100

*	The registrant is a voluntary filer of certain reports required to be filed by companies under Section 13 or 15(d) of the Securities and Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

Change Healthcare Holdings, Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Change Healthcare Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:

Cash and cash equivalents	$92,449	$66,655
Accounts receivable, net of allowance for doubtful accounts of $3,610 and $3,379 at September 30, 2016 and December 31, 2015, respectively	276,378	280,858
Prepaid expenses and other current assets	42,559	35,413

Total current assets	411,386	382,926
Property and equipment, net	227,670	244,145
Goodwill	2,229,228	2,230,100
Intangible assets, net	1,638,654	1,707,863
Other assets, net	9,776	8,500

Total assets	$4,516,714	$4,573,534

LIABILITIES AND EQUITY
Current liabilities:

Accounts payable	$26,316	$27,950
Accrued expenses	177,796	167,169
Deferred revenues	18,189	12,943
Current portion of long-term debt	30,163	32,775

Total current liabilities	252,464	240,837
Long-term debt, excluding current portion	2,740,554	2,741,178
Deferred income tax liabilities	370,233	430,383
Tax receivable agreement obligations to related parties	184,139	173,493
Other long-term liabilities	16,173	11,954
Commitments and contingencies
Equity:
Common stock (par value, $.01), 100 shares authorized and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	1,325,585	1,319,754
Accumulated other comprehensive income (loss)	(4,719)	(2,656)
Accumulated deficit	(367,715)	(341,409)

Total equity	953,151	975,689

Total liabilities and equity	$4,516,714	$4,573,534

See accompanying notes to unaudited condensed consolidated financial statements.

Change Healthcare Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited and amounts in thousands)

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2016	2015	2016	2015
Revenue:
Solutions revenue	$307,586	$287,946	$942,362	$810,162
Postage revenue	73,880	89,839	234,205	268,119

Total revenue	381,466	377,785	1,176,567	1,078,281
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	138,685	129,385	430,216	371,859
Development and engineering	16,494	11,651	46,015	32,600
Sales, marketing, general and administrative	69,513	56,719	210,377	151,955
Customer postage	73,880	89,839	234,205	268,119
Depreciation and amortization	65,899	85,817	188,882	183,446
Accretion	1,721	6,458	10,645	15,254
Impairment of long-lived assets	20	219	251	1,180

Operating income (loss)	15,254	(2,303)	55,976	53,868
Interest expense, net	46,534	45,541	139,720	121,685
Contingent consideration	—	(4,660)	—	(4,825)

Income (loss) before income tax provision (benefit)	(31,280)	(43,184)	(83,744)	(62,992)
Income tax provision (benefit)	(33,765)	(10,278)	(57,438)	(32,264)

Net income (loss)	$2,485	$(32,906)	$(26,306)	$(30,728)

See accompanying notes to unaudited condensed consolidated financial statements.

Change Healthcare Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$2,485	$(32,906)	$(26,306)	$(30,728)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	330	6	(2,303)	(445)
Foreign currency translation adjustment	(70)	(347)	240	(531)

Other comprehensive income (loss)	260	(341)	(2,063)	(976)

Total comprehensive income (loss)	$2,745	$(33,247)	$(28,369)	$(31,704)

See accompanying notes to unaudited condensed consolidated financial statements.

Change Healthcare Holdings, Inc.

Condensed Consolidated Statements of Equity

(unaudited and amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2015	100	$—	$1,149,360	$(245,340)	$(1,955)	$902,065
Equity compensation expense	—	—	6,814	—	—	6,814
Issuance of shares in connection with equity compensation plans, net of taxes	—	—	305	—	—	305
Repurchase of Parent common stock	—	—	(4,351)	—	—	(4,351)
Capital contribution from Parent	—	—	166,576	—	—	166,576
Net income (loss)	—	—	—	(30,728)	—	(30,728)
Foreign currency translation adjustment	—	—	—	—	(531)	(531)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(445)	(445)

Balance at September 30, 2015	100	$—	$1,318,704	$(276,068)	$(2,931)	$1,039,705

Balance at January 1, 2016	100	$—	$1,319,754	$(341,409)	$(2,656)	$975,689
Equity compensation expense	—	—	8,089	—	—	8,089
Repurchase of Parent common stock	—	—	(2,258)	—	—	(2,258)
Net income (loss)	—	—	—	(26,306)	—	(26,306)
Foreign currency translation adjustment	—	—	—	—	240	240
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(2,303)	(2,303)

Balance at September 30, 2016	100	$—	$1,325,585	$(367,715)	$(4,719)	$953,151

See accompanying notes to unaudited condensed consolidated financial statements.

Change Healthcare Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited and amounts in thousands)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Operating activities
Net income (loss)	$(26,306)	$(30,728)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	188,882	183,446
Accretion	10,645	15,254
Equity compensation	8,089	6,814
Deferred income tax expense (benefit)	(57,713)	(28,837)
Amortization of debt discount and issuance costs	10,224	7,441
Contingent consideration	—	(4,825)
Impairment of long-lived assets	251	1,180
Other	(1,417)	(1,474)
Changes in operating assets and liabilities:
Accounts receivable	3,489	6,147
Prepaid expenses and other	(8,344)	(11,674)
Accounts payable	(3,839)	10,517
Accrued expenses, deferred revenue and other liabilities	21,051	(918)

Net cash provided by (used in) operating activities	145,012	152,343

Investing activities
Purchases of property and equipment	(53,830)	(39,175)
Payments for acquisitions, net of cash acquired	1,502	(717,669)
Purchases of technology-based intangible assets	(43,495)	(3,676)

Net cash provided by (used in) investing activities	(95,823)	(760,520)

Financing activities
Proceeds from Term Loan Facility	—	385,411
Proceeds from Senior Notes	—	243,453
Proceeds from Revolving Facility	—	60,000
Payments on Revolving Facility	—	(60,000)
Payments on Term Loan Facility	(13,890)	(11,870)
Payment of debt assumed from acquisition	—	(154,469)
Payments of deferred financing obligations	(7,621)	(6,173)
Repurchase of Parent common stock	(1,884)	(4,351)
Capital contribution from Investor Group and management	—	166,881
Payment of contingent consideration	—	(5,553)
Other	—	(2,500)

Net cash provided by (used in) financing activities	(23,395)	610,829

Net increase (decrease) in cash and cash equivalents	25,794	2,652
Cash and cash equivalents at beginning of period	66,655	82,306

Cash and cash equivalents at end of period	$92,449	$84,958

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

The Company has incurred and expects to continue to incur significant other expenses related to the MTS Transaction, a portion of which may be shared with McKesson or reimbursed by Newco upon completion of the MTS transaction. Specific amounts to be shared or reimbursed by Newco are subject to further refinement based upon specific agreement among the parties to the MTS Transaction. As a result, initial estimates could differ materially from final determined amounts. For the nine months ended September 30, 2016, the Company has recognized approximately $15,786 of expense related to such costs, net of expected reimbursements.

Upon closing of the MTS Transaction, the Company also expects to incur a significant charge related to the accelerated vesting of a portion of outstanding stock-based awards under the Parent Equity Plan and other incentive awards. Additionally, because the MTS Transaction will qualify as a covered change in control under certain of the Company’s tax receivable agreements, the Company could be required to make payments in the future that significantly exceed its actual cash tax savings from the tax benefits giving rise to such payments.

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

On August 31, 2016, McKesson received a request for additional information and documentary materials from the U.S. Department of Justice pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company continues to anticipate that the MTS Transaction will be completed in the first half of calendar year 2017.

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

In March 2016, the FASB issued ASU No. 2016-09, which generally requires that all income tax effects of share-based payment awards be recognized in the statement of operations when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. This update is scheduled to be effective for fiscal years and interim periods beginning in those years after December 15, 2016, with early adoption permitted. The Company is currently assessing the potential effects this update may have on its consolidated financial statements.

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

In August 2016, the Company adopted FASB ASU No. 2016-15, which specifies the treatment within the statement of cash flows of eight specific matters including the treatment of debt prepayment or debt extinguishment costs and contingent consideration payments made after a business combination, among other matters. The adoption of this update had no material effect on the Company’s consolidated financial statements.

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

Long-term debt as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Senior Credit Facilities
$1,696 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $17,494 and $23,511 at September 30, 2016 and December 31, 2015, respectively (effective interest rate of 4.29%)	$1,615,308	$1,621,981
$160 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $2,483 and $3,334 at September 30, 2016 and December 31, 2015, respectively (effective interest rate of 4.54%)	154,317	154,666
$125 million Senior Secured Revolving Credit facility, $28.4 million expiring on November 2, 2016 and $96.6 million expiring on August 3, 2018, and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $5,327 and $6,299 at September 30, 2016 and December 31, 2015, respectively (effective interest rate of 11.53%)	369,673	368,701
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $7,496 and $8,471 at September 30, 2016 and December 31, 2015, respectively (effective interest rate of 11.85%)	367,504	366,529
$250 million 6% Senior Notes due February 15, 2021, net of unamortized discount of $5,382 and $6,161 at September 30, 2016 and December 31, 2015, respectively (effective interest rate of 6.57%)	244,618	243,839
Obligation under data sublicense agreement	10,810	10,810
Other	8,487	7,427
Less current portion	(30,163)	(32,775)

Long-term debt	$2,740,554	$2,741,178

Senior Credit Facilities

The credit agreement governing the Senior Credit Facilities (the “Senior Credit Agreement”) provides that, subject to certain conditions, the Company may request additional tranches of term loans, increase commitments under the Revolving Facility or the Term Loan Facility or add one or more incremental revolving credit facility tranches (provided that the revolving credit commitments outstanding at any time have no more than three different maturity dates) in an aggregate amount not to exceed (a) $300,000 plus (b) an unlimited amount at any time, subject to compliance on a pro forma basis with a first lien net leverage ratio of no greater than 4.00 to 1.00. Availability of such additional tranches of term loans or revolving credit facilities and/or increased commitments is subject to, among other conditions, the absence of any default under the Senior Credit Agreement and the receipt of commitments by existing or additional financial institutions. Proceeds of the Revolving Facility, including up to $30,000 in the form of borrowings on same-day notice, referred to as swingline loans, and up to $50,000 in the form of letters of credits ($2,985 outstanding as of September 30, 2016), are available to provide financing for working capital and general corporate purposes.

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

In September 2016, through an amendment to the Senior Credit Agreement, the Company extended the maturity date in respect of $96.6 million of the Revolving Facility to August 2018. The remaining $28.4 million of the Revolving Facility that was available as of September 30, 2016, subsequently expired on November 2, 2016.

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

The Company is required to make quarterly payments equal to 0.25% of the aggregate principal amount of the loans under the Term Loan Facility, with the balance due and payable on November 2, 2018. Any principal amount outstanding under the Revolving Facility is due and payable on August 3, 2018.

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

As of September 30, 2016, the Company believes it was in compliance with all of the applicable debt covenants under the Senior Credit Agreement.

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

As of September 30, 2016, the Company believes it was in compliance with all of the applicable debt covenants under the Senior Notes.

Obligation Under Data Sublicense Agreement

In 2009 and 2010, the Company acquired certain additional rights to specified uses of its data from the former owner of the Company’s business in order to broaden the Company’s ability to pursue business intelligence and data analytics solutions for payers and providers. The Company previously licensed exclusive rights to this data to the former owner of the Company’s business. In connection with these data rights acquisitions, the Company recorded amortizable intangible assets and corresponding obligations at inception based on the present value of the scheduled annual payments through 2018, which totaled $65,000 in the aggregate (approximately $12,700 remained payable at September 30, 2016). In connection with the 2011 Merger, the Company was required to adjust this obligation to its fair value.

Other

From time to time, the Company enters into deferred financing arrangements with certain vendors. The obligations under such arrangements are generally recorded at the present value of the scheduled payments. Such future payments totaled approximately $8,500 at September 30, 2016.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivative financial instruments are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swap and cap agreements as part of its interest rate risk management strategy. During the three months ended September 30, 2016, such derivative financial instruments were used to hedge the variable cash flows associated with existing variable-rate debt pursuant to the Term Loan Facility.

In January 2012, the Company executed three interest rate swap agreements with an aggregate notional amount of $640,000 to reduce the variability of interest payments associated with the Term Loan Facility. The interest rate swap agreements expire in February 2017. In March 2016, the Company executed two annuitized interest rate cap agreements with a combined notional amount of $650,000 to limit the exposure of the variable component of interest rates under the Term Loan Facility or future variable rate indebtedness to a maximum of 1.25%, beginning in March 2017 and expiring in March 2020. As of September 30, 2016, the Company’s outstanding interest rate swap agreements and interest rate cap agreements were designated as cash flow hedges of interest rate risk and determined to be highly effective.

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The effective portion of changes in the fair value of derivative financial instruments designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative financial instruments is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivative financial instruments will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1,427 will be reclassified as an increase to interest expense.

The following table summarizes the fair value of the Company’s derivative financial instruments at September 30, 2016 and December 31, 2015:

	Fair Values of Derivative Financial Instruments Asset (Liability)
	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivative financial instruments designated as hedging instruments:
Interest rate swap and cap agreements	Accrued expenses	$(2,527)	$(1,870)
Interest rate swap and cap agreements	Other long-term liabilities	(3,897)	(556)

		$(6,424)	$(2,426)

Tabular Disclosure of the Effect of Derivative Financial Instruments on the Statement of Operations

The effect of the derivative financial instruments on the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, respectively, is summarized in the following table:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015	2016	2015
Derivative financial instruments in cash flow hedging relationships:
Gain/ (loss) related to effective portion of derivative financial instruments recognized in other comprehensive loss	$(71)	$(645)	$(5,867)	$(2,695)

Gain/ (loss) related to effective portion of derivative financial instruments reclassified from accumulated other comprehensive loss to interest expense	$(652)	$(652)	$(1,942)	$(1,935)

Gain/ (loss) related to ineffective portion of derivative financial instruments recognized in interest expense	$30	$—	$(71)	$—

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

As of September 30, 2016, the termination value of the Company’s derivative financial instruments in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7,341. If the Company had breached any of these provisions at September 30, 2016, the Company could have been required to settle its obligations under the agreements at this termination value. The Company does not offset any derivative financial instruments, and the derivative financial instruments are not subject to collateral posting requirements.

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

6. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s assets and liabilities that are measured at fair value on a recurring basis consist of the Company’s derivative financial instruments and contingent consideration associated with business combinations. The table below summarizes these items as of September 30, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

Description	Balance at September 30, 2016	Quoted in Markets Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap and cap agreements	$(6,424)	$—	$(6,424)	$—
Contingent consideration obligations	—	—	—	—

Total	$(6,424)	$—	$(6,424)	$—

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

Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize Level 3 inputs to evaluate the likelihood of default by itself and by its counterparties. As of September 30, 2016, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative financial instrument valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below presents a reconciliation of the fair value of the liabilities that use significant unobservable inputs (Level 3).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance at beginning of period	$(4,650)	$(9,310)	$(4,650)	$(17,486)
Adjustment of provisional amounts	—	—	—	(50)
Settlement of contingent consideration	—	—	—	8,061
Gain/ (loss) included in contingent consideration	—	4,660	—	4,825
Transfers out of Level 3 fair value measurements	4,650	—	4,650	—

Balance at end of period	$—	$(4,650)	$—	$(4,650)

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

Assets and Liabilities Measured at Fair Value upon Initial Recognition

The carrying amount and the estimated fair value of financial instruments held by the Company as of September 30, 2016 were:

	Carrying
	Amount	Fair Value
Cash and cash equivalents	$92,449	$92,449
Accounts receivable	$276,378	$276,378
Senior Credit Facilities (Level 1)	$1,769,625	$1,791,643
Senior Notes (Level 2)	$981,795	$1,062,969

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

8. Income Taxes

Income taxes have been affected by both routine changes in apportionment following the filing of the Company’s tax returns each year, as well as certain discrete events.

In May 2015, the state of Tennessee enacted the Tennessee Revenue Modernization Act, which changed the manner in which the Company’s Tennessee apportionment is determined.

In December 2015, the Company simplified its legal organizational structure for which the primary economic effect was to enable it to realize deferred tax assets for state income tax purposes that it previously had concluded were not likely to be realized. In July 2016, the Company further simplified its legal organizational structure which affected apportionment of state income taxes.

During the nine months ended September 30, 2016, the Company incurred transaction expenses in connection with the proposed MTS Transaction for which no income tax deduction is anticipated.

After giving effect to these events, income taxes for the nine months ended September 30, 2016 amounted to an income tax benefit of $57,438 and an effective tax rate of 68.6%. The income tax benefit for the nine months ended September 30, 2015 was $32,264 and resulted in an effective tax rate of 51.2%.

9. Tax Receivable Agreement Obligation to Related Parties

The Company is a party to tax receivable agreements which obligate it to make payments to certain of its current and former owners, including affiliates of Blackstone, Hellman & Friedman and certain members of management (collectively, the “TRA Members”), equal to 85% of the applicable cash savings that the Company realizes as a result of tax attributes arising from certain previous transactions, including the 2011 Merger. The Company will retain the benefit of the remaining 15% of these tax savings. The Company expects cumulative remaining payments under the tax receivable agreements of approximately $355,244. $185,125 of this amount, which reflected the initial fair value of the tax receivable agreement obligations plus recognized accretion, was reflected as an obligation on the accompanying unaudited condensed consolidated balance sheet at September 30, 2016.

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

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

The revenue and adjusted EBITDA for the operating segments are as follows:

	Three Months Ended September 30, 2016
	Software and Analytics	Network Solutions	Technology- enabled Services	Corporate and Eliminations	Consolidated
Revenue from external customers:
Solutions revenue	$125,082	$93,814	$96,455	$(7,765)	$307,586
Postage revenue	—	—	—	73,880	73,880
Inter-segment revenue	—	198	1,513	(1,711)	—

Net revenue	$125,082	$94,012	$97,968	$64,404	$381,466

Income (loss) before income taxes	$39,804	$50,911	$30,052	$(152,047)	$(31,280)
Interest expense	—	—	—	46,534	46,534
Depreciation and amortization	—	—	—	65,899	65,899

EBITDA	39,804	50,911	30,052	(39,614)	81,153
Equity compensation	951	204	162	1,718	3,035
Acquisition accounting adjustments	106	—	116	—	222
Acquisition-related costs	362	22	39	466	889
MTS transaction-related costs	—	—	—	6,818	6,818
Monitoring fees and related costs	—	—	—	1,525	1,525
Strategic initiatives, duplicative and transition costs	2,318	532	582	2,509	5,941
Severance costs	1,589	174	213	2,429	4,405
Accretion	—	—	—	1,721	1,721
Impairment of long-lived assets	—	—	—	20	20
Other non-routine, net	1,180	4	14	(603)	595

EBITDA Adjustments	6,506	936	1,126	16,603	25,171

Adjusted EBITDA	$46,310	$51,847	$31,178	$(23,011)	$106,324

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Three Months Ended September 30, 2015
	Software and Analytics	Network Solutions	Technology- enabled Services	Corporate and Eliminations	Consolidated
Revenue from external customers:
Solutions revenue	$97,766	$93,415	$103,720	$(6,955)	$287,946
Postage revenue	—	—	—	89,839	89,839
Inter-segment revenue	—	146	1,111	(1,257)	—

Net revenue	$97,766	$93,561	$104,831	$81,627	$377,785

Income (loss) before income taxes	$36,407	$49,733	$35,523	$(164,847)	$(43,184)
Interest expense	—	—	—	45,541	45,541
Depreciation and amortization	—	—	—	85,817	85,817

EBITDA	36,407	49,733	35,523	(33,489)	88,174
Equity compensation	428	187	218	1,798	2,631
Acquisition accounting adjustments	227	—	159	—	386
Acquisition-related costs	58	12	107	3,551	3,728
Monitoring fees and related costs	—	—	—	1,960	1,960
Strategic initiatives, duplicative and transition costs	879	396	614	1,270	3,159
Severance costs	429	195	354	(131)	847
Accretion	—	—	—	6,458	6,458
Impairment of long-lived assets	—	—	—	219	219
Contingent consideration	(4,660)	—	—	—	(4,660)
Other non-routine, net	252	385	(476)	(1,282)	(1,121)

EBITDA Adjustments	(2,387)	1,175	976	13,843	13,607

Adjusted EBITDA	$34,020	$50,908	$36,499	$(19,646)	$101,781

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2016
	Software and Analytics	Network Solutions	Technology- enabled Services	Corporate and Eliminations	Consolidated
Revenue from external customers:
Solutions revenue	$387,624	$282,633	$295,243	$(23,138)	$942,362
Postage revenue	—	—	—	234,205	234,205
Inter-segment revenue	—	555	4,200	(4,755)	—

Net revenue	$387,624	$283,188	$299,443	$206,312	$1,176,567

Income (loss) before income taxes	119,926	150,849	92,870	(447,389)	(83,744)
Interest expense	—	—	—	139,720	139,720
Depreciation and amortization	—	—	—	188,882	188,882

EBITDA	119,926	150,849	92,870	(118,787)	244,858
Equity compensation	2,290	526	506	4,767	8,089
Acquisition accounting adjustments	461	(2)	356	—	815
Acquisition-related costs	2,346	56	82	1,270	3,754
MTS transaction-related costs	—	—	—	15,787	15,787
Monitoring fees and related costs	—	—	—	4,710	4,710
Strategic initiatives, duplicative and transition costs	5,273	1,287	1,367	6,605	14,532
Severance costs	2,462	1,031	1,307	3,002	7,802
Accretion	—	—	—	10,645	10,645
Impairment of long-lived assets	—	—	—	251	251
Other non-routine, net	1,334	238	167	1,720	3,459

EBITDA Adjustments	14,166	3,136	3,785	48,757	69,844

Adjusted EBITDA	$134,092	$153,985	$96,655	$(70,030)	$314,702

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

	Nine Months Ended September 30, 2015
	Software and Analytics	Network Solutions	Technology- enabled Services	Corporate and Eliminations	Consolidated
Revenue from external customers:
Solutions revenue	$231,193	$276,315	$322,743	$(20,089)	$810,162
Postage revenue	—	—	—	268,119	268,119
Inter-segment revenue	—	268	3,282	(3,550)	—

Net revenue	$231,193	$276,583	$326,025	$244,480	$1,078,281

Income (loss) before income taxes	77,416	143,278	112,609	(396,295)	(62,992)
Interest expense	—	—	—	121,685	121,685
Depreciation and amortization	—	—	—	183,446	183,446

EBITDA	77,416	143,278	112,609	(91,164)	242,139
Equity compensation	1,641	828	(350)	4,695	6,814
Acquisition accounting adjustments	834	3	478	—	1,315
Acquisition-related costs	91	64	935	5,792	6,882
Monitoring fees and related costs	—	—	—	5,138	5,138
Strategic initiatives, duplicative and transition costs	2,370	1,162	877	3,744	8,153
Severance costs	(145)	(151)	4,075	1,185	4,964
Accretion	—	—	—	15,254	15,254
Impairment of long-lived assets	—	—	—	1,180	1,180
Contingent consideration	(4,730)	(95)	—	—	(4,825)
Other non-routine, net	360	1,481	(214)	(1,410)	217

EBITDA Adjustments	421	3,292	5,801	35,578	45,092

Adjusted EBITDA	$77,837	$146,570	$118,410	$(55,586)	$287,231

11. Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of taxes, as of and for the nine months ended September 30, 2016.

	Foreign Currency Translation Adjustment	Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(1,136)	$(1,520)	$(2,656)
Change associated with foreign currency translation	240	—	240
Change associated with current period hedging	—	(361)	(361)
Reclassification into earnings	—	(1,942)	(1,942)

Balance at September 30, 2016	$(896)	$(3,823)	$(4,719)

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

12. Supplemental Condensed Consolidating Financial Information

In lieu of providing separate annual and interim financial statements for each guarantor of the Senior Notes, Regulation S-X provides companies, if certain criteria are satisfied, with the option to instead provide condensed consolidating financial information for its issuers, guarantors and non-guarantors. In the case of the Company, the applicable criteria include the following: (i) the Senior Notes are fully and unconditionally guaranteed on a joint and several basis (subject to customary release provisions), (ii) each of the guarantors of the Senior Notes is a direct or indirect 100% owned subsidiary of the Company and (iii) any non-guarantors are considered minor as that term is defined in Regulation S-X. Because each of these criteria has been satisfied by the Company, condensed consolidating balance sheets as of September 30, 2016 and December 31, 2015, condensed consolidating statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, respectively, and condensed consolidating statements of cash flows for the nine months ended September 30, 2016 and 2015, respectively, for the Company, segregating the issuer, the subsidiary guarantors and consolidating adjustments, are reflected below. Prior period amounts have been reclassified to conform to the current year presentation.

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Balance Sheet

	As of September 30, 2016
	Change Healthcare Holdings, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$799	$91,650	$—	$92,449
Accounts receivable, net of allowance for doubtful accounts	—	276,378	—	276,378
Prepaid expenses and other current assets	2,512	40,047	—	42,559

Total current assets	3,311	408,075	—	411,386
Property and equipment, net	1	227,669	—	227,670
Due from affiliates	75,473	—	(75,473)	—
Investment in consolidated subsidiaries	1,820,011	—	(1,820,011)	—
Goodwill	—	2,229,228	—	2,229,228
Intangible assets, net	99	1,638,555	—	1,638,654
Other assets, net	292,376	9,326	(291,926)	9,776

Total assets	$2,191,271	$4,512,853	$(2,187,410)	$4,516,714

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$284	$26,032	$—	$26,316
Accrued expenses	21,471	156,325	—	177,796
Deferred revenues	—	18,189	—	18,189
Current portion of long-term debt	8,100	22,063	—	30,163

Total current liabilities	29,855	222,609	—	252,464
Due to affiliates	—	75,473	(75,473)	—
Long-term debt, excluding current portion	1,018,174	1,722,380	—	2,740,554
Deferred income tax liabilities	—	662,159	(291,926)	370,233
Tax receivable agreement obligations to related parties	184,139	—	—	184,139
Other long-term liabilities	5,952	10,221	—	16,173
Commitments and contingencies
Equity	953,151	1,820,011	(1,820,011)	953,151

Total liabilities and equity	$2,191,271	$4,512,853	$(2,187,410)	$4,516,714

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

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2016
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Revenue:
Solutions revenue	$—	$307,586	$—	$307,586
Postage revenue	—	73,880	—	73,880

Total revenue	—	381,466	—	381,466
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	138,685	—	138,685
Development and engineering	—	16,494	—	16,494
Sales, marketing, general and administrative	1,043	68,470	—	69,513
Customer postage	—	73,880	—	73,880
Depreciation and amortization	301	65,598	—	65,899
Accretion	1,721	—	—	1,721
Impairment of long-lived assets	—	20	—	20

Operating income (loss)	(3,065)	18,319	—	15,254
Equity in earnings of consolidated subsidiaries	(13,956)	—	13,956	—
Interest expense, net	20,773	25,761	—	46,534

Income (loss) before income tax provision (benefit)	(9,882)	(7,442)	(13,956)	(31,280)
Income tax provision (benefit)	(12,367)	(21,398)	—	(33,765)

Net income (loss)	$2,485	$13,956	$(13,956)	$2,485

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2015
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Revenue:
Solutions revenue	$—	$287,946	$—	$287,946
Postage revenue	—	89,839	—	89,839

Total revenue	—	377,785	—	377,785
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	15	129,370	—	129,385
Development and engineering	—	11,651	—	11,651
Sales, marketing, general and administrative	1,974	54,745	—	56,719
Customer postage	—	89,839		89,839
Depreciation and amortization	33,133	52,684	—	85,817
Accretion	6,458	—	—	6,458
Impairment of long-lived assets	—	219	—	219

Operating income (loss)	(41,580)	39,277	—	(2,303)
Equity in earnings of consolidated subsidiaries	(7,126)	—	7,126	—
Interest expense, net	28,108	17,433	—	45,541
Contingent consideration	—	(4,660)	—	(4,660)

Income (loss) before income tax provision (benefit)	(62,562)	26,504	(7,126)	(43,184)
Income tax provision (benefit)	(29,656)	19,378	—	(10,278)

Net income (loss)	$(32,906)	$7,126	$(7,126)	$(32,906)

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2016
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Revenue:
Solutions revenue	$—	$942,362	$—	$942,362
Postage revenue	—	234,205	—	234,205

Total revenue	—	1,176,567	—	1,176,567
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	430,216	—	430,216
Development and engineering	—	46,015	—	46,015
Sales, marketing, general and administrative	7,403	202,974	—	210,377
Customer postage	—	234,205	—	234,205
Depreciation and amortization	903	187,979	—	188,882
Accretion	10,645	—	—	10,645
Impairment of long-lived assets	—	251	—	251

Operating income (loss)	(18,951)	74,927	—	55,976
Equity in earnings of consolidated subsidiaries	(18,322)	—	18,322	—
Interest expense, net	62,470	77,250	—	139,720

Income (loss) before income tax provision (benefit)	(63,099)	(2,323)	(18,322)	(83,744)
Income tax provision (benefit)	(36,793)	(20,645)	—	(57,438)

Net income (loss)	$(26,306)	$18,322	$(18,322)	$(26,306)

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

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three Months Ended September 30, 2016
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$2,485	$13,956	$(13,956)	$2,485
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	330	—	—	330
Foreign currency translation adjustment	—	(70)	—	(70)
Equity in other comprehensive earnings	(70)	—	70	—

Other comprehensive income (loss)	260	(70)	70	260

Total comprehensive income (loss)	$2,745	$13,886	$(13,886)	$2,745

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three Months Ended September 30, 2015
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(32,906)	$7,126	$(7,126)	$(32,906)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	6	—	—	6
Foreign currency translation adjustment	—	(347)	—	(347)
Equity in other comprehensive earnings	(347)	—	347	—

Other comprehensive income (loss)	(341)	(347)	347	(341)

Total comprehensive income (loss)	$(33,247)	$6,779	$(6,779)	$(33,247)

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2016
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(26,306)	$18,322	$(18,322)	$(26,306)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(2,303)	—	—	(2,303)
Foreign currency translation adjustment	—	240	—	240
Equity in other comprehensive earnings	240	—	(240)	—

Other comprehensive income (loss)	(2,063)	240	(240)	(2,063)

Total comprehensive income (loss)	$(28,369)	$18,562	$(18,562)	$(28,369)

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

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2016
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Operating activities
Net income (loss)	$(26,306)	$18,322	$(18,322)	$(26,306)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	903	187,979	—	188,882
Accretion	10,645	—	—	10,645
Equity compensation	286	7,803	—	8,089
Deferred income tax expense (benefit)	(36,793)	(20,920)	—	(57,713)
Amortization of debt discount and issuance costs	3,250	6,974	—	10,224
Impairment of long-lived assets	—	251	—	251
Equity in earnings of consolidated subsidiaries	(18,322)	—	18,322	—
Other	(1,497)	80	—	(1,417)
Changes in operating assets and liabilities:
Accounts receivable	—	3,489	—	3,489
Prepaid expenses and other	(323)	(8,021)	—	(8,344)
Accounts payable	284	(4,123)	—	(3,839)
Accrued expenses, deferred revenue and other liabilities	12,372	8,679	—	21,051
Due to/from affiliates	60,648	(60,648)	—	—

Net cash provided (used in) by operating activities	5,147	139,865	—	145,012

Investing activities
Purchases of property and equipment	—	(53,830)	—	(53,830)
Payments for acquisitions, net of cash acquired	—	1,502	—	1,502
Purchases of technology-based intangible assets	—	(43,495)	—	(43,495)
Investment in subsidiaries, net	(2,930)	—	2,930	—

Net cash provided by (used in) investing activities	(2,930)	(95,823)	2,930	(95,823)

Financing activities
Distributions from (to) Change Healthcare Holdings, Inc., net	—	2,930	(2,930)	—
Payments on Term Loan Facility	(272)	(13,618)	—	(13,890)
Payments of deferred financing obligations	—	(7,621)	—	(7,621)
Repurchase of Parent common stock	(1,884)	—	—	(1,884)

Net cash provided by (used in) financing activities	(2,156)	(18,309)	(2,930)	(23,395)

Net increase (decrease) in cash and cash equivalents	61	25,733	—	25,794
Cash and cash equivalents at beginning of period	738	65,917	—	66,655

Cash and cash equivalents at end of period	$799	$91,650	$—	$92,449

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2015
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Operating activities
Net income (loss)	$(30,728)	$47,865	$(47,865)	$(30,728)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37,633	145,813	—	183,446
Accretion	15,254	—	—	15,254
Equity compensation	229	6,585	—	6,814
Deferred income tax expense (benefit)	(26,160)	(2,677)	—	(28,837)
Amortization of debt discount and issuance costs	2,353	5,088	—	7,441
Contingent consideration	—	(4,825)	—	(4,825)
Impairment of long-lived assets	—	1,180	—	1,180
Equity in earnings of consolidated subsidiaries	(47,865)	—	47,865	—
Other	(1,488)	14	—	(1,474)
Changes in operating assets and liabilities:
Accounts receivable	—	6,147	—	6,147
Prepaid expenses and other	(30,546)	18,872	—	(11,674)
Accounts payable	—	10,517	—	10,517
Accrued expenses, deferred revenue and other liabilities	16,627	(17,545)	—	(918)
Due to/from affiliates	(347,949)	347,949	—	—

Net cash provided by (used in) operating activities	(412,640)	564,983	—	152,343

Investing activities
Purchases of property and equipment	—	(39,175)	—	(39,175)
Payments for acquisitions, net of cash acquired	—	(717,669)	—	(717,669)
Purchased of technology-based intangible assets	—	(3,676)	—	(3,676)
Investment in subsidiaries, net	1,019	—	(1,019)	—

Net cash provided by (used in) investing activities	1,019	(760,520)	(1,019)	(760,520)

Financing activities
Distributions from (to) Change Healthcare Holdings, Inc., net	—	(1,019)	1,019	—
Proceeds from Term Loan Facility	8,274	377,137	—	385,411
Proceeds from Senior Notes	243,453	—	—	243,453
Payments on Term Loan Facility	(229)	(11,641)	—	(11,870)
Proceeds from Revolving Facility	—	60,000	—	60,000
Payments on Revolving Facility	—	(60,000)	—	(60,000)
Payment of debt assumed from acquisition	—	(154,469)	—	(154,469)
Payments of deferred financing obligations	—	(6,173)	—	(6,173)
Repurchase of Parent common stock	(4,351)	—	—	(4,351)
Capital contribution from Investor Group and management	166,881	—	—	166,881
Payment of contingent consideration	—	(5,553)	—	(5,553)
Other	(2,500)	—	—	(2,500)

Net cash provided by (used in) financing activities	411,528	198,282	1,019	610,829

Net increase (decrease) in cash and cash equivalents	(93)	2,745	—	2,652
Cash and cash equivalents at beginning of period	796	81,510	—	82,306

Cash and cash equivalents at end of period	$703	$84,255	$—	$84,958

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (“Quarterly Report”), together with the risk factors contained in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (“Form 10-K”) and Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 on file with the Securities and Exchange Commission (“SEC”) and elsewhere in the Quarterly Report.

Unless stated otherwise or the context otherwise requires, references in this Quarterly Report to “we”, “us”, “our”, “Change Healthcare” and “the Company” refer to Change Healthcare Holdings, Inc. and its subsidiaries.

Forward-Looking Statements

This Quarterly Report includes certain forward-looking statements within the meaning of the federal securities laws regarding, among other things, our or our management’s intentions, plans, beliefs, expectations or predictions of future events, which are considered forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based upon assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. As you read this Quarterly Report, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in our Form 10-K, Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and elsewhere in the Quarterly Report. Although we believe that these forward-looking statements are based upon reasonable assumptions, you should be aware that many factors, including those described under the heading “Risk Factors” in our Form 10-K, Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and elsewhere in the Quarterly Report, could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Agreement of Contribution and Sale

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

We have incurred and expect to continue to incur significant other expenses related to the MTS Transaction, a portion of which may be shared with MTS or reimbursed by Newco upon completion of the MTS transaction. Specific amounts to be shared or reimbursed by Newco are subject to further refinement based upon specific agreement among the parties to the MTS Transaction. As a result, initial estimates could differ materially from final determined amounts. For the nine months ended September 30, 2016, we have recognized approximately $15.8 million of expense related to such costs, net of expected reimbursements.

Upon closing of the MTS Transaction, we also expect to incur a significant charge related to the accelerated vesting of a portion of outstanding stock-based awards under the Parent Equity Plan and other incentive awards. Additionally, because the MTS Transaction will qualify as a covered change in control under certain of our tax receivable agreements, we could be required to make payments in the future that significantly exceed actual cash tax savings from the tax benefits giving rise to such payments.

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

On August 31, 2016, McKesson received a request for additional information and documentary materials from the U.S. Department of Justice pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We continue to anticipate that the MTS Transaction will be completed in the first half of calendar year 2017.

Revolver Amendment

In September 2016, through an amendment to our senior secured credit agreement (the “Senior Credit Agreement”), we extended the maturity date in respect of $96.6 million of our senior secured revolving credit facility (the “Revolving Facility”) to August 2018. The remaining $28.4 million of the Revolving Facility that was available as of September 30, 2016, subsequently expired on November 2, 2016.

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

MTS Transaction-related Costs

We have incurred and expect to incur in the future significant costs in relation to the MTS Transaction. Such costs have consisted primarily of legal, tax and consulting related fees and have generally been reflected within sales, general and administrative expense in the accompanying consolidated statements of operations.

Efficiency Measures

We evaluate and implement efficiency measures and other cost savings initiatives on an ongoing basis to improve our financial and operating performance through reorganization, cost savings, productivity improvements, product development and other process improvements. For instance, we continue to evaluate measures to consolidate our data centers, operations and networks, to outsource certain information technology and operations functions and to streamline and improve productivity within product development and operations. The implementation of these measures often involves upfront cash costs related to severance, professional fees, contractor costs and/or capital expenditures, with the cost savings or other improvements not realized until the measures are successfully completed. Additionally, we may recognize impairment charges as a result of such initiatives.

Income Taxes

Our blended statutory federal and state income tax rates range from 37% to 45%. The following table and subsequent commentary reconciles our federal statutory rate to our effective income tax rate and describes the more significant reconciling factors:

	Nine Months Ended
	September 30,
	2016	2015
Statutory U.S. federal tax rate	35.0%	35.0%
State income taxes (net of federal benefit)	33.8	14.4
MTS Transaction expenses	(3.2)	—
Contingent consideration	—	2.7
Other	3.0	(0.9)

Effective income tax rate	68.6%	51.2%

State Income Taxes—Our effective tax rate for state income taxes is generally impacted by changes in our apportionment following the filing of our annual tax returns, as well as the impact of discrete events.

In May 2015, the state of Tennessee enacted the Tennessee Revenue Modernization Act, which changed the manner in which our Tennessee apportionment is determined.

In December 2015, we simplified our legal organizational structure for which the primary economic effect was to enable us to realize deferred tax assets for state income tax purposes that we previously had concluded were not likely to be realized. In July 2016, the Company further simplified its legal organizational structure which affected apportionment of state income taxes.

MTS Transaction expenses—During the nine months ended September 30, 2016, the Company incurred transaction expenses in connection with the proposed MTS Transaction for which no income tax deduction is anticipated.

Amendments to the Senior Credit Agreement and New Senior Notes

In August 2015, we borrowed an additional $395.0 million under incremental term loan facilities through an amendment to our Senior Credit Agreement governing our senior secured term loan facility (as amended, the “Term Loan Facility”) and Revolving Facility (collectively with the Term Loan Facility, the “Senior Credit Facilities”).

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

During 2016, following further integration of engagement solutions, formerly a separate reporting unit, with the other components of the software and analytics operating segment, we determined that engagement solutions was economically similar to the other components of the software and analytics operating segment. As a result, software and analytics, network solutions and technology-enabled services now represent both our operating segments and reporting units.

Except for the change in our identified reporting units, there have been no significant changes during the nine months ended September 30, 2016 to the items we disclosed as our critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Results of Operations

The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2016 and 2015, respectively (amounts in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
		% of		% of		% of		% of
	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Revenue(1)
Revenue:
Solutions revenue	$307,586	80.6%	$287,946	76.2%	$942,362	80.1%	$810,162	75.1%
Postage revenue	73,880	19.4	89,839	23.8	234,205	19.9	268,119	24.9

Total revenue	381,466	100.0	377,785	100.0	1,176,567	100.0	1,078,281	100.0
Cost and expenses:
Cost of operations (exclusive of depreciation and amortization below)	138,685	45.1	129,385	44.9	430,216	45.7	371,859	45.9
Development and engineering	16,494	5.4	11,651	4.0	46,015	4.9	32,600	4.0
Sales, marketing, general and administrative	69,513	22.6	56,719	19.7	210,377	22.3	151,955	18.8
Customer postage	73,880	19.4	89,839	23.8	234,205	19.9	268,119	24.9
Depreciation and amortization	65,899	17.3	85,817	22.7	188,882	16.1	183,446	17.0
Accretion	1,721	0.5	6,458	1.7	10,645	0.9	15,254	1.4
Impairment of long-lived assets	20	0.0	219	0.1	251	0.0	1,180	0.1

Operating income (loss)	15,254	4.0	(2,303)	(0.6)	55,976	4.8	53,868	5.0
Interest expense, net	46,534	12.2	45,541	12.1	139,720	11.9	121,685	11.3
Contingent consideration	—	—	(4,660)	(1.2)	—	—	(4,825)	(0.4)

Income (loss) before income tax provision (benefit)	(31,280)	(8.2)	(43,184)	(11.4)	(83,744)	(7.1)	(62,992)	(5.8)
Income tax provision (benefit)	(33,765)	(8.9)	(10,278)	(2.7)	(57,438)	(4.9)	(32,264)	(3.0)

Net income (loss)	$2,485	0.7%	$(32,906)	(8.7)%	$(26,306)	(2.2)%	$(30,728)	(2.8)%

(1)	Percentages of revenue for cost of operations, development and engineering and sales, marketing, general and administrative line items are based on solutions revenue.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Solutions Revenues

Our solutions revenues were $307.6 million for the three months ended September 30, 2016 as compared to $287.9 million for the three months ended September 30, 2015, an increase of $19.6 million, or 6.8%. Factors affecting our solutions revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $138.7 million for the three months ended September 30, 2016 as compared to $129.4 million for the three months ended September 30, 2015, an increase of $9.3 million, or 7.2%. The increase in our cost of operations is primarily due to the impact of acquired businesses. As a percentage of solutions revenue, our cost of operations was 45.1% for the three months ended September 30, 2016 as compared to 44.9% for the three months ended September 30, 2015.

Development and Engineering Expense

Our total development and engineering expense was $16.5 million for the three months ended September 30, 2016 as compared to $11.7 million for the three months ended September 30, 2015, an increase of $4.8 million, or 41.6%. The increase in our development and engineering expense is primarily due to the impact of acquired businesses and continued enhancements and development of existing and new solutions.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $69.5 million for the three months ended September 30, 2016 as compared to $56.7 million for the three months ended September 30, 2015, an increase of $12.8 million, or 22.6%. The increase in our sales, marketing, general and administrative expense was primarily due to costs related to the MTS Transaction, business growth, including the impact of acquired businesses, and increased strategic initiatives, partially offset by productivity improvements and efficiency measures.

Postage

Our postage revenue and customer postage expense was $73.9 million for the three months ended September 30, 2016 as compared to $89.8 million for the three months ended September 30, 2015, a decrease of $16.0 million, or 17.8%. This decrease in postage revenue and corresponding expense was primarily due to volume decreases in our technology-enabled services segment and the impact of the USPS rate decrease effective in April 2016.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $65.9 million for the three months ended September 30, 2016 as compared to $85.8 million for the three months ended September 30, 2015, a decrease of $19.9 million, or 23.2%. This decrease was primarily due to the acceleration of amortization in the prior year period of our former tradename, which was partially offset by the impact of acquired businesses, as well as purchases of property and equipment and technology-based intangible assets.

Accretion Expense

Our accretion expense was $1.7 million for the three months ended September 30, 2016 as compared to $6.5 million for the three months ended September 30, 2015. The amount recognized as accretion can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in corporate structure, leverage, operations or other factors.

Interest Expense

Our interest expense was $46.5 million for the three months ended September 30, 2016 as compared to $45.5 million for the three months ended September 30, 2015, an increase of $1.0 million, or 2.2%. This increase was primarily due to the impact of the August 2015 incremental term loan and the 2021 Notes, partially offset by scheduled principal payments of term loans under the Senior Credit Facilities.

Income Taxes

Our income tax benefit was $33.8 million for the three months ended September 30, 2016 as compared to $10.3 million for the three months ended September 30, 2015. Our effective tax rate was 107.9% for the three months ended September 30, 2016 as compared to 23.8% for the three months ended September 30, 2015. The effective tax rate for both periods was primarily affected by changes in state tax laws, rates and appointment.

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

The segment profit measure primarily utilized by management is adjusted EBITDA which is defined as EBITDA (defined as net income (loss) before net interest expense, income tax provision (benefit) and depreciation and amortization), plus certain other non-cash or non-operating items. The non-cash or other non-operating items affecting the segment profit measure generally include MTS Transaction costs, equity compensation; acquisition accounting adjustments; acquisition-related costs; strategic initiatives, duplicative and transition costs; severance costs; impairment of long lived assets; and contingent consideration adjustments. Adjusted EBITDA for the respective segments excludes all costs and adjustments associated with the above-referenced corporate functions. Financial information, including details of our adjustments to EBITDA, for each of our segments is set forth in Note 10 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Software and Analytics

Our software and analytics segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2016	September 30, 2015	$ Change
Solutions revenue	$125,082	$97,766	$27,316
Adjusted EBITDA	$46,310	$34,020	$12,290

Software and analytics revenue for the three months ended September 30, 2016 increased by $27.3 million, or 27.9%, as compared to the prior year period. This increase was primarily driven by $18.8 million related to the impact of the Altegra Health acquisition and new sales and implementations.

Software and analytics adjusted EBITDA for the three months ended September 30, 2016 increased by $12.3 million, or 36.1%, as compared to the prior year period. The increase in our software and analytics adjusted EBITDA is primarily due to the impact of the revenue items described above. As a percentage of solutions revenue, software and analytics adjusted EBITDA was 37.0% for the three months ended September 30, 2016 as compared to 34.8% for the three months ended September 30, 2015. The increase in our software and analytics adjusted EBITDA as a percentage of solutions revenue is primarily due to continued growth in our payment integrity and electronic payment solutions, partially offset by changes in revenue mix as a result of the Altegra Health acquisition.

Network Solutions

Our network solutions segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2016	September 30, 2015	$ Change
Solutions revenue	$93,814	$93,415	$399
Adjusted EBITDA	$51,847	$50,908	$939

Network solutions revenue for the three months ended September 30, 2016 increased by $0.4 million, or 0.4%, as compared to the prior year period primarily due to increased volumes and new sales and implementations, partially offset by customer attrition.

Network solutions adjusted EBITDA for the three months ended September 30, 2016 increased by $0.9 million, or 1.8%, as compared to the prior year period. As a percentage of solutions revenue, network solutions adjusted EBITDA was 55.3% for the three months ended September 30, 2016 as compared to 54.5% for the three months ended September 30, 2015. The increase in network solutions adjusted EBITDA and as a percentage of solutions revenue was primarily due to the impact of the revenue items described above and efficiency measures.

Technology-enabled Services

Our technology-enabled services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2016	September 30, 2015	$ Change
Solutions revenue	$96,455	$103,720	$(7,265)
Adjusted EBITDA	$31,178	$36,499	$(5,321)

Technology-enabled services revenue for the three months ended September 30, 2016 decreased by $7.3 million, or 7.0%, as compared to the prior year period. This decrease was primarily due to decreased volumes in our communication and payment solutions, the effects of changing reimbursement patterns and rates of federal and state payers related to our eligibility and enrollment solutions and customer attrition, partially offset by new sales and implementations.

Technology-enabled services adjusted EBITDA for the three months ended September 30, 2016 decreased by $5.3 million, or 14.6%, as compared to the prior year period. As a percentage of solutions revenue, technology-enabled services adjusted EBITDA was 32.3% for the three months ended September 30, 2016 as compared to 35.2% for the prior year period. The decrease in technology-enabled services adjusted EBITDA and as a percentage of solutions revenue was primarily due to the impact of the revenue items described above and changes in revenue mix, partially offset by productivity improvements and other efficiency measures.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Solutions Revenues

Our solutions revenues were $942.4 million for the nine months ended September 30, 2016 as compared to $810.2 million for the nine months ended September 30, 2015, an increase of $132.2 million, or 16.3%. Factors affecting our solutions revenues are described in the various segment discussions below.

Cost of Operations

Our total cost of operations was $430.2 million for the nine months ended September 30, 2016 as compared to $371.9 million for the nine months ended September 30, 2015, an increase of $58.4 million, or 15.7%. The increase in our cost of operations is primarily due to the impact of acquired businesses. As a percentage of solutions revenue, our cost of operations was 45.7% for the nine months ended September 30, 2016 as compared to 45.9% for the nine months ended September 30, 2015.

Development and Engineering Expense

Our total development and engineering expense was $46.0 million for the nine months ended September 30, 2016 as compared to $32.6 million for the nine months ended September 30, 2015, an increase of $13.4 million, or 41.2%. The increase in our development and engineering expense is primarily due to the impact of acquired businesses and continued enhancements and development of existing and new solutions.

Sales, Marketing, General and Administrative Expense

Our total sales, marketing, general and administrative expense was $210.4 million for the nine months ended September 30, 2016 as compared to $152.0 million for the nine months ended September 30, 2015, an increase of $58.4 million, or 38.4%. The increase in our sales, marketing, general and administrative expense was primarily due to business growth, including the impact of acquired businesses, costs related to the MTS Transaction and increased strategic initiatives, partially offset by productivity improvements and efficiency measures.

Postage

Our postage revenue and customer postage expense was $234.2 million for the nine months ended September 30, 2016 as compared to $268.1 million for the nine months ended September 30, 2015, a decrease of $33.9 million, or 12.6%. This decrease in postage revenue and corresponding expense was primarily due to volume decreases in our technology-enabled services segment and the impact of the USPS rate decrease effective in April 2016.

Depreciation and Amortization Expense

Our depreciation and amortization expense was $188.9 million for the nine months ended September 30, 2016 as compared to $183.4 million for the nine months ended September 30, 2015, an increase of $5.4 million, or 3.0%. This increase was primarily due to the impact of acquired businesses, as well as purchases of property and equipment and technology-based intangible assets, partially offset by the acceleration of amortization in the prior year period of our former tradename.

Accretion Expense

Our accretion expense was $10.6 million for the nine months ended September 30, 2016 as compared to $15.3 million for the nine months ended September 30, 2015. The amount recognized as accretion can vary significantly from period to period due to changes in estimates related to the amount or timing of our tax receivable agreement obligation payments. Such changes can result from a variety of factors, including changes in tax rates and the expected timing of prior net operating loss utilization, which can be affected by business combinations, changes in corporate structure, leverage, operations or other factors.

Interest Expense

Our interest expense was $139.7 million for the nine months ended September 30, 2016 as compared to $121.7 million for the nine months ended September 30, 2015, an increase of $18.0 million, or 14.8%. This increase was primarily due to the impact of the August 2015 incremental term loan and the 2021 Notes, partially offset by scheduled principal payments of term loans under the Senior Credit Facilities.

Income Taxes

Our income tax benefit was $57.4 million for the nine months ended September 30, 2016 as compared to $32.3 million for the nine months ended September 30, 2015. Our effective tax rate was 68.6% for the nine months ended September 30, 2016 as compared to 51.2% for the nine months ended September 30, 2015. The effective tax rate for both periods was primarily affected by changes in state tax laws, rates and apportionment.

Segment Revenues and Adjusted EBITDA

Software and Analytics

Our software and analytics segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2016	September 30, 2015	$ Change
Solutions Revenue	$387,624	$231,193	$156,431
Adjusted EBITDA	$134,092	$77,837	$56,255

Software and analytics revenue for the nine months ended September 30, 2016 increased by $156.4 million, or 67.7%, as compared to the prior year period. This increase was primarily driven by $131.2 million related to the impact of acquired businesses, including the Altegra Health acquisition, and new sales and implementations.

Software and analytics adjusted EBITDA for the nine months ended September 30, 2016 increased by $56.3 million, or 72.3%, as compared to the prior year period. The increase in our software and analytics adjusted EBITDA is primarily due to the impact of the revenue items described above, partially offset by increased strategic growth initiative costs. As a percentage of solutions revenue, software and analytics adjusted EBITDA was 34.6% for the nine months ended September 30, 2016 as compared to 33.7% for the nine months ended September 30, 2015. The increase in our software and analytics adjusted EBITDA as a percentage of solutions revenue is primarily due to continued growth in our payment integrity and electronic payment solutions, partially offset by changes in revenue mix as a result of the Altegra Health acquisition.

Network Solutions

Our network solutions segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2016	September 30, 2015	$ Change
Solutions Revenue	$282,633	$276,315	$6,318
Adjusted EBITDA	$153,985	$146,570	$7,415

Network solutions revenue for the nine months ended September 30, 2016 increased by $6.3 million, or 2.3%, as compared to the prior year period primarily due to increased volumes and new sales and implementations, partially offset by customer attrition.

Network solutions adjusted EBITDA for the nine months ended September 30, 2016 increased by $7.4 million, or 5.1%, as compared to the prior year period. As a percentage of solutions revenue, network solutions adjusted EBITDA was 54.5% for the nine months ended September 30, 2016 as compared to 53.0% for the nine months ended September 30, 2015. The increase in network solutions adjusted EBITDA and as a percentage of solutions revenue was primarily due to the impact of the revenue items described above and efficiency measures.

Technology-enabled Services

Our technology-enabled services segment revenue and adjusted EBITDA is summarized in the following table (in thousands):

	September 30, 2016	September 30, 2015	$ Change
Solutions Revenue	$295,243	$322,743	$(27,500)
Adjusted EBITDA	$96,655	$118,410	$(21,755)

Technology-enabled services revenue for the nine months ended September 30, 2016 decreased by $27.5 million, or 8.5%, as compared to the prior year period. This decrease was primarily due to decreased volumes in our communication and payment solutions, customer attrition, including the previously disclosed partial loss of a customer contract in the second quarter of 2014, and the effects of changing reimbursement patterns and rates of federal and state payers related to our eligibility and enrollment solutions, partially offset by new sales and implementations.

Technology-enabled services adjusted EBITDA for the nine months ended September 30, 2016 decreased by $21.8 million, or 18.4%, as compared to the prior year period. As a percentage of solutions revenue, technology-enabled services adjusted EBITDA was 32.7% for the nine months ended September 30, 2016 as compared to 36.7% for the prior year period. The decrease in technology-enabled services adjusted EBITDA and as a percentage of solutions revenue was primarily due to the impact of the revenue items described above and changes in revenue mix, partially offset by productivity improvements and other efficiency measures.

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

We anticipate cash generated by operations, the funds available under our Senior Credit Facilities, including the Revolving Facility, and existing cash and equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures. The Revolving Facility expires in August 2018. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Senior Credit Facilities in amounts sufficient to enable us to repay our indebtedness, or to fund other liquidity needs.

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

Cash Flows

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2016 was $145.0 million as compared to $152.3 million for nine months ended September 30, 2015, a decrease of $7.3 million. Cash flow from operations for the nine months ended September 30, 2016 was impacted by increased interest expense as a result of the Altegra Health acquisition and related financing and the timing of collections and related disbursements.

Cash provided by operating activities can be significantly impacted by our non-cash working capital assets and liabilities, which may vary based on the timing of cash receipts that fluctuate by day of week and/or month and also may be impacted by cash management decisions.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2016 was $95.3 million as compared to $760.5 million for the nine months ended September 30, 2015. Cash used in investing activities for both such periods consisted of capital expenditures for property and equipment and technology-based intangible assets. In addition, cash used in investing activities for the nine months ended September 30, 2015 includes the Altegra Health acquisition.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2016 was $23.4 million as compared to cash provided by financing activities of $610.8 million for the nine months ended September 30, 2015. Cash used in financing activities for the nine months ended September 30, 2016 primarily consisted of principal payments under our Senior Credit Facilities and deferred financing arrangements. Cash provided by financing activities for the nine months ended September 30, 2015 primarily consisted of borrowings under our Senior Credit Facilities and 2021 Notes and capital contributions to partially finance the Altegra acquisition, principal payments under our Senior Credit Facilities and deferred financing arrangements and stock repurchases.

Long-term Debt

Our long-term indebtedness is comprised of the Term Loan Facility, the Revolving Facility, 11% senior notes due 2019 (the “2019 Notes”), 11.25% senior notes due 2020 (the “2020 Notes”) and the 2021 Notes (together with the 2019 Notes and 2020 Notes, the “Senior Notes”).

Long-term debt as of September 30, 2016 and December 31, 2015 consisted of the following (amounts in thousands):

	September 30,	December 31,
	2016	2015
Senior Credit Facilities
$1,696 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $17,494 and $23,511 at September 30, 2016 and December 31, 2015, respectively (effective interest rate of 4.29%)	$1,615,308	$1,621,981
$160 million Senior Secured Term Loan facility, due November 2, 2018, net of unamortized discount of $2,483 and $3,334 at September 30, 2016 and December 31, 2015, respectively (effective interest rate of 4.54%)	154,317	154,666
$125 million Senior Secured Revolving Credit facility, $28.4 million expiring on November 2, 2016 and $96.6 million expiring on August 3, 2018, and bearing interest at a variable base rate plus a spread rate	—	—
Senior Notes
$375 million 11% Senior Notes due December 31, 2019, net of unamortized discount of $5,327 and $6,299 at September 30, 2016 and December 31, 2015, respectively (effective interest rate of 11.53%)	369,673	368,701
$375 million 11.25% Senior Notes due December 31, 2020, net of unamortized discount of $7,496 and $8,471 at September 30, 2016 and December 31, 2015, respectively (effective interest rate of 11.85%)	367,504	366,529
$250 million 6% Senior Notes due February 15, 2021, net of unamortized discount of $5,382 and $6,161 at September 30, 2016 and December 31, 2015, respectively (effective interest rate of 6.57%)	244,618	243,839
Obligation under data sublicense agreement	10,810	10,810
Other	8,487	7,427
Less current portion	(30,163)	(32,775)

Long-term debt	$2,740,554	$2,741,178

Senior Credit Facilities

The Senior Credit Agreement provides that, subject to certain conditions, we may request additional tranches of term loans, increase commitments under the Revolving Facility or the Term Loan Facility or add one or more incremental revolving credit facility tranches (provided that the revolving credit commitments outstanding at any time have no more than three different maturity dates) in an aggregate amount not to exceed (a) $300.0 million plus (b) an unlimited amount at any time, subject to compliance on a pro forma basis with a first lien net leverage ratio of no greater than 4.00 to 1.00. Availability of such additional tranches of term loans or revolving credit facilities and/or increased commitments is subject to, among other conditions, the absence of any default under the Senior Credit Agreement and the receipt of commitments by existing or additional financial institutions. Proceeds of the Revolving Facility, including up to $30.0 million in the form of borrowings on same-day notice, referred to as swingline loans, and up to $50.0 million in the form of letters of credit ($6.7 million outstanding as of September 30, 2016), are available to provide financing for working capital and general corporate purposes.

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

In September 2016, through an amendment to the Senior Credit Agreement, we extended the maturity date in respect of $96.6 million of the Revolving Facility to August 2018. The remaining $28.4 million of the Revolving Facility that was available as of September 30, 2016, subsequently expired on November 2, 2016.

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

We are required to make quarterly payments equal to 0.25% of the aggregate principal amount of the loans under the Term Loan Facility, with the balance due and payable on November 2, 2018. Any principal amount outstanding under the Revolving Facility is due and payable on August 3, 2018.

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

As of September 30, 2016, we believe we were in compliance with all of the applicable debt covenants under the Senior Credit Agreement.

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

As of September 30, 2016, we believe we were in compliance with all of the applicable debt covenants under the Senior Notes.

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

As of September 30, 2016, we had borrowings of $1,789.6 million (before unamortized debt discount) under the Senior Credit Agreement. As of September 30, 2016, the LIBOR-based interest rate on the Term Loan Facility and Revolving Facility were each LIBOR plus 2.50%. The Term Loan Facility is subject to a LIBOR floor of 1.25% and there is no LIBOR floor on the Revolving Facility.

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

In January 2012, we executed three interest rate swap agreements with an aggregate notional amount of $640.0 million to reduce the variability of interest payments associated with the Term Loan Facility. The interest rate swap agreements expire in February 2017. In March 2016, we executed two annuitized interest rate cap agreements with an aggregate notional amount of $650.0 million to limit the exposure of the variable component of interest rates under the Term Loan Facility or future variable rate indebtedness to a maximum of 1.25%, beginning in March 2017 and expiring in March 2020. For the three months ended September 30, 2016, our interest rate swap agreements and interest rate cap agreements were designated as cash flow hedges of interest rate risk and determined to be highly effective so that the effective portion of changes in the fair market value were generally included within other comprehensive income.

A change in interest rates on variable rate debt may impact our pretax earnings and cash flows. However, due to a floor on the floating rate index of 1.25% under the Term Loan Facility, as of September 30, 2016, our interest rates must increase by more than 41 basis points before our interest expense or cash flows are affected. Based on our outstanding debt as of September 30, 2016, and assuming that our mix of debt instruments, derivative financial instruments and other variables remain the same, the annualized effect of a one percentage point change in variable interest rates would have an annualized pretax impact on our earnings and cash flows of approximately $6.8 million.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the nine months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The discussion of the Company’s business and operations should be read together with risk factors contained under the heading “Risk Factors” in our Form 10-K and Form 10-Q for the quarter ended June 30, 2016, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect our business, financial condition and results of operations, cash flows and prospects in a material adverse manner. As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K and Form 10-Q for the quarter ended June 30, 2016.

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

CHANGE HEALTHCARE HOLDINGS, INC.

Date: November 10, 2016	By:	/s/ Neil E. de Crescenzo
Neil E. de Crescenzo, President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Randy P. Giles
Randy P. Giles, Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2016	By:	/s/ Dennis B. Robbins
Dennis B. Robbins, Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	Amendment No. 5 to the Credit Agreement, dated as of September 19, 2016, among the Company, the other borrowers party thereto, Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer and collateral agent thereunder, and the lenders, guarantors and agents party thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on September 21, 2016, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document