Form 10-K/A
period 2015-12-31
Change Healthcare Holdings, Inc.
filed 2017-01-24
CIK 1444598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Change Healthcare Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) to restate and amend the Company’s previously issued audited consolidated financial statements and related financial information as of and for the years ended December 31, 2015 and 2014 previously included in its Annual Report on Form 10-K for the year ended December 31, 2015 (the “Original Filing”), which was previously filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2016 (the “Original Filing Date”). This Amendment amends the following items in the Original Filing: Item 6 of Part II “Selected Financial Data”; Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Item 8 of Part II “Financial Statements and Supplementary Data”; Item 9A of Part II “Controls and Procedures”; and Item 15 of Part IV “Exhibits and Financial Statement Schedules”.

As described in the Company’s Current Report on Form 8-K filed January 24, 2017, on January 22, 2017, the Audit Committee of our Board of Directors (the “Audit Committee”) and the full Board of Directors, after discussion with Company management and Ernst & Young LLP, our independent registered public accounting firm, determined that the audited consolidated financial statements as of and for the years ended December 31, 2015 and 2014 included in our Annual Report on Form 10-K for the year ended December 31, 2015 and the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2016 and 2015 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 previously filed with the SEC should be amended to reflect the adjustments described herein.

Except as described below, this Amendment does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the Original Filing Date. As such, this Amendment speaks only as of the Original Filing Date, and the Company has not undertaken to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

Background

In connection with a planned contribution of substantially all of the net assets of the Company to a joint venture (the “Transaction”), prior conclusions regarding the Company’s accounting for certain historical transactions have been re-evaluated. As part of this re-evaluation, the Company has determined that a restatement of its audited consolidated financial statements as of and for the years ended December 31, 2015 and 2014 and the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2016 and 2015 is appropriate. The restatement relates to the accounting treatment of certain items and results in an increase of our net income and reduction of balance sheet liabilities. There is no impact on cash flows for the related periods and EBITDA calculations under our credit agreement and indentures are not affected by the restatement.

In January 2014, the Company effected a change in the tax status of EBS Master LLC (“EBS Master”), one of its wholly-owned subsidiaries, from a partnership to a corporation. Prior to the tax status change, the Company recognized a deferred tax liability for the difference in the book and tax basis of its investment in EBS Master (i.e. outside basis). Following the tax status change, the Company’s deferred tax balances were required to reflect the differences in the book and tax bases of the individual assets and liabilities included in the corporation (i.e. inside basis).

In January 2017, following the re-evaluation in connection with the Transaction, the Company determined that a portion of the deferred tax liability previously related to the outside basis was attributable to the excess of book over tax basis goodwill for which no deferred tax liability would be permitted under generally accepted accounting principles when calculated using the inside basis. Because the Company’s consolidated financial statements for the year ended December 31, 2014 included such a deferred tax liability, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2014 to reflect the removal of this deferred tax liability and restated its consolidated financial statements as of and for the year ended December 31, 2015 and as of and for the three and nine months ended September 30, 2016 and 2015 to adjust for the effect of this 2014 adjustment on the subsequent periods. In addition, the Company will also revise the financial statements for other adjustments related to deferred tax liabilities. The impact of those adjustments is immaterial to all periods presented.

For the year ended December 31, 2014, the elimination of this tax liability increased the Company’s income tax benefit (and net income) and decreased the Company’s deferred income tax liabilities by $190.7 million. This change had no impact on cash flows, EBITDA calculations under our credit agreement and indentures or compliance with our covenants thereunder. Please refer to “Adjustment of Previously Issued Financial Statements” within Note 1 to our audited consolidated financial statements and notes thereto in this Amendment for more information regarding the adjustment.

Along with restating our financial statements for the correction discussed above, we are making adjustments for certain immaterial items with respect to each of the three years in the period ended December 31, 2015. We have assessed the impact of these adjustments and concluded that they were not material individually, or in the aggregate, to our financial statements as of the balance sheet dates for any of the respective periods. However, in conjunction with the restatement, we have determined it would be appropriate within this Amendment to record these adjustments for the respective periods. Please refer to “Adjustment of Previously Issued Financial Statements” within Note 1 to our audited consolidated financial statements and notes thereto in this Amendment for more information regarding the effect of these adjustments.

Restatement of Conclusion Regarding Disclosure Controls and Procedures and Internal Control over Financial Reporting

At the time of the Original Filing, our chief executive officer (“CEO”) (principal executive officer) and the chief financial officer (“CFO”) (principal financial officer), concluded that our disclosure controls and procedures and internal control over financial reporting were effective as of December 31, 2015 and 2014. Subsequent to that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2015 and 2014 because of a material weakness in internal control over financial reporting as described in Item 9A of Part II “Controls and Procedures”. As a result, we have restated Item 9A of Part II “Controls and Procedures” to include disclosure of the material weakness.

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

PART II

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

	Successor					Predecessor
	Fiscal Year Ended December 31, 2015	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012	November 2, 2011 through December 31, 2011	January 1, 2011 through November 1, 2011
			(In thousands)
Statement of Operations Data:(1),(2)
Revenue:
Solutions revenue	$1,124,188	$1,006,949	$930,713	$843,394	$136,291	$658,226
Postage revenue	352,895	343,464	311,854	308,919	50,825	255,553

Total revenue	1,477,083	1,350,413	1,242,567	1,152,313	187,116	913,779
Costs and expenses:
Cost of operations	507,358	462,332	447,324	388,480	61,080	288,854
Development and engineering	45,489	32,956	31,426	33,271	5,268	26,828
Sales, marketing, general and administrative	217,716	198,379	170,051	147,012	23,910	123,361
Customer postage	352,895	343,464	311,854	308,919	50,825	255,553
Depreciation and amortization	342,303	189,218	183,839	187,225	29,094	128,761
Accretion	10,496	14,446	26,470	8,666	2,459	—
Impairment of long-lived assets	8,552	83,169	10,619	1,865	—	—
Transaction related costs	—	—	—	—	17,857	66,625

Total costs and expenses	1,484,809	1,323,964	1,181,583	1,075,438	190,493	889,982

Operating income (loss)	(7,726)	26,449	60,984	76,875	(3,377)	23,797
Interest expense, net	168,252	146,829	153,169	172,253	29,343	43,202
Loss on extinguishment of debt	—	—	23,160	21,853	—	—
Contingent consideration	(4,825)	1,307	(69)	—	(5,843)	(8,036)
Other	(741)	(3,968)	(4,133)	1,250	—	13

Income (loss) before income taxes	(170,412)	(117,719)	(111,143)	(118,481)	(26,877)	(11,382)
Income tax provision (benefit)	(82,579)	(232,562)	(37,163)	(40,737)	(9,639)	8,201

Net income (loss)	(87,833)	114,843	(73,980)	(77,744)	(17,238)	(19,583)
Net income attributable to noncontrolling interest	—	—	—	—	—	5,109

Net income (loss) attributable to Change Healthcare	$(87,833)	$114,843	$(73,980)	$(77,744)	$(17,238)	$(24,692)

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:(1),(2)
Cash and cash equivalents	$66,655	$82,306	$76,538	$31,763	$37,925
Total assets	4,557,204	3,824,312	3,714,196	3,728,169	3,779,368
Total debt(3)	2,773,953	2,162,776	2,019,317	1,996,575	1,930,353
Tax receivable obligations to related parties	173,493	163,983	150,496	125,003	117,810
Total equity	$1,175,145	$1,093,285	$969,069	$1,032,196	$1,103,243

(1)	As a result of our history of business combinations, our financial position and results of operations may not be comparable for each of the periods presented.
(2)	As described in Note 1 to the consolidated financial statements and related notes included in this Annual Report, certain of the selected financial data has been restated.
(3)	Our debt at December 31, 2015, 2014, 2013, 2012 and 2011 is reflected net of unamortized debt discount of approximately $47.8 million, $41.6 million, $44.1 million, $71.8 million and $89.9 million, respectively, related to original loan fees and purchase accounting adjustments to discount the debt to fair value. Total debt as of December 31, 2015, 2014, 2013, 2012 and 2011 includes an obligation of approximately $18.2 million, $29.4 million, $35.1 million, $27.2 million and $31.3 million, respectively, related to our data sublicense agreement and other financing arrangements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Income Taxes

Our blended statutory federal and state income tax rate generally ranges from 37% to 40%. Our effective income tax rate, however, is affected by several factors. The following table and subsequent commentary reconciles our federal statutory rate to our effective income tax rate and the subsequent commentary describes the more significant of the reconciling factors:

	Year Ended December 31,
	2015	2014	2013
Statutory U.S. federal tax rate	35.00%	35.00%	35.00%
State income taxes (net of federal benefit)	13.11	25.86	(1.39)
Tax receivable agreements	(0.41)	(1.89)	(1.00)
Other	0.76	(0.33)	0.82
Change in tax status	—	138.92	—

Effective income tax rate	48.46%	197.56%	33.43%

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

Tax Receivable Agreement—In connection with our tax receivable agreements, we are required to accrete the present value of the obligations to the amount of the total expected payments. This accretion, though recognized as an expense for book purposes, results in no tax deduction.

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

	Year Ended		Year Ended		Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
		% of		% of		% of
	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Revenue(1)
Revenue:
Solutions revenue	$1,124,188	76.1%	$1,006,949	74.6%	$930,713	74.9%
Postage revenue	352,895	23.9	343,464	25.4	311,854	25.1

Total revenue	1,477,083	100.0	1,350,413	100.0	1,242,567	100.0
Cost and expenses:
Cost of operations (exclusive of depreciation and amortization below)	507,358	45.1	462,332	45.9	447,324	48.1
Development and engineering	45,489	4.0	32,956	3.3	31,426	3.4
Sales, marketing, general and administrative	217,716	19.4	198,379	19.7	170,051	18.3
Customer postage	352,895	23.9	343,464	25.4	311,854	25.1
Depreciation and amortization	342,303	23.2	189,218	14.0	183,839	14.8
Accretion	10,496	0.7	14,446	1.1	26,470	2.1
Impairment of long-lived assets	8,552	0.6	83,169	6.2	10,619	0.9

Operating income	(7,726)	(0.5)	26,449	2.0	60,984	4.9
Interest expense, net	168,252	11.4	146,829	10.9	153,169	12.3
Loss on extinguishment of debt	—	—	—	—	23,160	1.9
Contingent consideration	(4,825)		1,307		(69)
Other	(741)	(0.1)	(3,968)	(0.3)	(4,133)	(0.3)

Income (loss) before income tax provision (benefit)	(170,412)	(11.5)	(117,719)	(8.7)	(111,143)	(8.9)
Income tax provision (benefit)(2)	(82,579)	(5.6)	(232,562)	(17.2)	(37,163)	(3.0)

Net income (loss)(2)	$(87,833)	(5.9)%	$114,843	8.5%	$(73,980)	(6.0)%

(1)	Percentages of revenue for cost of operations, development and engineering and sales, marketing, general and administrative line items are based on solutions revenue.
(2)	As described in Note 1 to the consolidated financial statements and related notes included in this Annual Report, certain of this data has been restated.

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

Income Taxes

Our income tax benefit was $82.6 million for the year ended December 31, 2015 as compared to $232.6 million for the year ended December 31, 2014. Our effective tax rate was 48.5% for the year ended December 31, 2015 as compared to 197.6% for the year ended December 31, 2014. The effective tax rate for the year ended December 31, 2015 was primarily affected by changes in state tax apportionment resulting from the Tennessee Revenue Modernization Act and changes in state income tax valuation allowances resulting from the simplification of our legal organizational structure.

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

Income Taxes

Our income tax benefit was $232.6 million for the year ended December 31, 2014 as compared to $37.2 million for the year ended December 31, 2013. Our effective tax rate was 197.6% for the year ended December 31, 2014 as compared to 33.4% for the year ended December 31, 2013. Differences between the federal statutory rate and the effective income tax rates for these periods principally relate to the change in tax status of a subsidiary from a partnership to a corporation in January 2014, including the effect of the reversal of a deferred tax liability related to the excess of the book basis of goodwill over its tax basis, a decrease in state income tax rates and return to provision adjustments related to the 2013 tax year that we recognized in 2014.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015 and 2014. Subsequently, in connection with the restatement described in the Explanatory Note and in Note 1 to our consolidated financial statements, management, including our CEO and CFO, re-assessed the effectiveness of our disclosure controls and concluded that such controls were not effective based on the identification of a material weakness as described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management, including our CEO and CFO, previously concluded that we maintained effective internal control over financial reporting as of December 31, 2015 and 2014. Because management has subsequently concluded that the material weakness described below existed, we have concluded that we did not maintain effective internal control over financial reporting based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO. Specifically, because of the highly complex nature of the underlying legal entity restructuring, the Company’s internal control over financial reporting was not effective due to certain deferred tax positions resulting from purchase accounting and the conversion of a consolidated partnership subsidiary into a corporation for U.S. federal tax purposes. To address this matter, the Company has determined that, for future highly complex transactions for which the determination of the appropriate accounting treatment is unclear, the Company will assess whether to engage an accounting firm with sufficient expertise to properly evaluate and interpret the applicable accounting literature, if any, and to assist management to reach the appropriate accounting conclusion.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there have been no changes in our internal control over financial reporting that occurred during the years ended December 31, 2015 and 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As discussed in Note 1 to the consolidated financial statements, the accompanying financial statements for the periods ending December 31, 2014 and 2015 have been restated to correct errors in the accounting for income taxes.

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

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

March 14, 2016, except as to Note 1, as to which the date is January 23, 2017.

Change Healthcare Holdings, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2015	2014
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$66,655	$82,306
Accounts receivable, net of allowance for doubtful accounts of $3,379 and $6,377 at December 31, 2015 and December 31, 2014, respectively	280,858	233,791
Prepaid expenses and other current assets	35,413	29,246

Total current assets	382,926	345,343
Property and equipment, net	244,145	244,153
Goodwill	2,213,770	1,686,239
Intangible assets, net	1,707,863	1,539,394
Other assets, net	8,500	9,183

Total assets	$4,557,204	$3,824,312

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,950	$16,399
Accrued expenses	167,169	175,206
Deferred revenues	12,943	10,518
Current portion of long-term debt	32,775	27,308

Total current liabilities	240,837	229,431
Long-term debt, excluding current portion	2,741,178	2,135,468
Deferred income tax liabilities	214,597	186,784
Tax receivable agreement obligations to related parties	173,493	163,983
Other long-term liabilities	11,954	15,361
Commitments and contingencies
Equity:
Common stock (par value, $.01), 100 shares authorized and outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	1,319,754	1,149,360
Accumulated other comprehensive income (loss)	(2,656)	(1,955)
Accumulated deficit	(141,953)	(54,120)

Total equity	1,175,145	1,093,285

Total liabilities and equity	$4,557,204	$3,824,312

Change Healthcare Holdings, Inc.

Consolidated Statements of Operations

(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
	(Restated)	(Restated)
Revenue:
Solutions revenue	$1,124,188	$1,006,949	$930,713
Postage revenue	352,895	343,464	311,854

Total revenue	1,477,083	1,350,413	1,242,567
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	507,358	462,332	447,324
Development and engineering	45,489	32,956	31,426
Sales, marketing, general and administrative	217,716	198,379	170,051
Customer postage	352,895	343,464	311,854
Depreciation and amortization	342,303	189,218	183,839
Accretion	10,496	14,446	26,470
Impairment of long-lived assets	8,552	83,169	10,619

Operating income (loss)	(7,726)	26,449	60,984
Interest expense, net	168,252	146,829	153,169
Loss on extinguishment of debt	—	—	23,160
Contingent consideration	(4,825)	1,307	(69)
Other	(741)	(3,968)	(4,133)

Income (loss) before income tax provision (benefit)	(170,412)	(117,719)	(111,143)
Income tax provision (benefit)	(82,579)	(232,562)	(37,163)

Net income (loss)	$(87,833)	$114,843	$(73,980)

Change Healthcare Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(amounts in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
	(Restated)	(Restated)
Net income (loss)	$(87,833)	$114,843	$(73,980)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(47)	(393)	2,583
Foreign currency translation adjustment	(654)	(219)	(137)

Other comprehensive income (loss)	(701)	(612)	2,446

Total comprehensive income (loss)	$(88,534)	$114,231	$(71,534)

Change Healthcare Holdings, Inc.

Consolidated Statements of Equity

(amounts in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2013	100	$—	$1,130,968	$(94,983)	$(3,789)	$1,032,196
Equity compensation expense	—	—	7,021	—	—	7,021
Repurchase of Parent common stock	—	—	(613)	—	—	(613)
Capital contribution from Parent	—	—	1,999	—	—	1,999
Net income (loss)	—	—	—	(73,980)	—	(73,980)
Foreign currency translation adjustment	—	—	—	—	(137)	(137)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	2,583	2,583

Balance at December 31, 2013	100	$—	$1,139,375	$(168,963)	$(1,343)	$969,069

Equity compensation expense	—	—	7,334	—	—	7,334
Issuance of shares in connection with equity compensation plans, net of taxes	—	—	1,223	—	—	1,223
Repurchase of Parent common stock	—	—	(1,221)	—	—	(1,221)
Capital contribution from Parent	—	—	1,999	—	—	1,999
Other	—	—	650	—	—	650
Net income (loss)	—	—	—	114,843	—	114,843
Foreign currency translation adjustment	—	—	—	—	(219)	(219)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(393)	(393)

Balance at December 31, 2014 (Restated)	100	$—	$1,149,360	$(54,120)	$(1,955)	$1,093,285

Equity compensation expense	—	—	9,285	—	—	9,285
Issuance of shares in connection with equity compensation plans, net of taxes	—	—	305	—	—	305
Capital contribution from Investor Group and management	—	—	166,576	—	—	166,576
Repurchase of Parent common stock	—	—	(5,772)	—	—	(5,772)
Net income (loss)	—	—	—	(87,833)	—	(87,833)
Foreign currency translation adjustment	—	—	—	—	(654)	(654)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(47)	(47)

Balance at December 31, 2015 (Restated)	100	$—	$1,319,754	$(141,953)	$(2,656)	$1,175,145

Change Healthcare Holdings, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(Restated)	(Restated)
Operating activities
Net income (loss)	$(87,833)	$114,843	$(73,980)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	342,303	189,218	183,839
Accretion	10,496	14,446	26,470
Equity compensation	9,285	7,334	7,021
Deferred income tax expense (benefit)	(85,938)	(234,089)	(40,033)
Amortization of debt discount and issuance costs	10,786	7,847	8,475
Contingent consideration	(4,825)	1,307	(69)
Gain on sale of cost method investment	—	(114)	(2,925)
Loss on extinguishment of debt	—	—	22,828
Impairment of long-lived assets	8,552	83,169	10,619
Other	(1,820)	(2,255)	(1,962)
Changes in operating assets and liabilities:
Accounts receivable	5,078	(6,824)	(20,791)
Prepaid expenses and other	1,210	536	1,442
Accounts payable	11,391	4,591	1,335
Accrued expenses, deferred revenue and other liabilities	(50,966)	26,650	29,273
Tax receivable agreement obligations to related parties	(944)	(988)	(1,142)

Net cash provided by (used in) operating activities	166,775	205,671	150,400

Investing activities
Purchases of property and equipment	(56,963)	(55,926)	(71,086)
Payments for acquisitions, net of cash acquired	(717,669)	(252,772)	(18,291)
Other	(5,325)	538	5,820

Net cash provided by (used in) investing activities	(779,957)	(308,160)	(83,557)

Financing activities
Proceeds from Term Loan Facility	385,411	157,600	—
Payments on Term Loan Facility	(16,500)	(13,279)	(12,912)
Proceeds from Senior Notes	243,453	—	—
Proceeds from Revolving Facility	60,000	183,000	—
Payments on Revolving Facility	(60,000)	(183,000)	—
Payment of loan costs	(2,500)	(2,096)	(2,178)
Payment of debt assumed from acquisition	(154,469)	(25,262)	(218)
Payment of data sublicense obligation	(6,433)	(5,300)	(4,321)
Payments of deferred financing obligations	(6,987)	(5,441)	(3,243)
Repurchase of Parent common stock	(5,772)	(1,221)	(613)
Capital contribution from Investor Group and management	166,881	3,256	1,999
Payment of contingent consideration	(5,553)	—	—
Other	—	—	(582)

Net cash provided by (used in) financing activities	597,531	108,257	(22,068)

Net increase (decrease) in cash and cash equivalents	(15,651)	5,768	44,775
Cash and cash equivalents at beginning of period	82,306	76,538	31,763

Cash and cash equivalents at end of period	$66,655	$82,306	$76,538

Supplemental disclosures of cash flow information
Cash paid for interest	$146,521	$135,582	$140,771

Cash paid for income taxes	$3,789	$736	$847

Supplemental disclosures of noncash transactions
Deferred financing obligations:
Prepaid expenses and other current assets	$332	$—	$—

Property and equipment	$736	$1,651	$12,722

Intangible assets	$1,100	$—	$—

Other assets	$3,107	$—	$2,646

Current portion of long-term debt	$(3,982)	$(613)	$(6,377)

Long-term debt	$(1,293)	$(1,038)	$(8,991)

Business combinations:
Prepaid expenses and other current assets	$4,000	$—	$—

Goodwill	$(4,000)	$11,345	$5,553

Accrued expenses	$—	(10,695)	$(5,553)

Additional paid-in capital	$—	$(650)	—

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

Restatement of Previously Issued Financial Statements

In connection with a planned contribution of substantially all of the net assets of the Company to a joint venture (the “Transaction”), prior conclusions regarding the Company’s accounting for certain historical transactions have been re-evaluated. As part of this re-evaluation, the Company has determined that a restatement of its consolidated financial statements as of and for the years ended December 31, 2015 and 2014 is appropriate. The restatement relates to the accounting treatment of certain items and results in an increase of our net income and reduction of balance sheet liabilities. There is no impact on cash flows for the related periods and EBITDA calculations under our credit agreement and indentures are not affected by the restatement.

In January 2014, the Company effected a change in the tax status of EBS Master LLC (“EBS Master”), one of its wholly-owned subsidiaries, from a partnership to a corporation. Prior to the tax status change, the Company recognized a deferred tax liability for the difference in the book and tax basis of its investment in EBS Master (i.e. outside basis). Following the tax status change, the Company’s deferred tax balances were required to reflect the differences in the book and tax bases of the individual assets and liabilities included in the corporation (i.e. inside basis).

In January 2017, following the re-evaluation in connection with the Transaction, the Company determined that a portion of the deferred tax liability previously related to the outside basis was attributable to the excess of book over tax basis goodwill for which no deferred tax liability would be permitted under generally accepted accounting principles when calculated using the inside basis. Because the Company’s consolidated financial statements for the year ended December 31, 2014 and 2015 included such a deferred tax liability, the Company has restated its consolidated financial statements and related notes (including Notes 15 and 20) as of and for the year ended December 31, 2014 to reflect the removal of this deferred tax liability and restated its consolidated financial statements as of and for the year ended December 31, 2015 to adjust for the effect of this 2014 adjustment on the subsequent period.

The Company also corrected immaterial other tax adjustments in the periods presented that impacted reported goodwill and deferred tax accounts.

The following table presents the effect on the Company’s consolidated balance sheets and the Company’s consolidated statements of operations, comprehensive income (loss) and cash flows for the periods indicated.

	Previously Reported	Restatement Adjustments	As Restated
Consolidated Balance Sheets
As of December 31, 2015
Goodwill	$2,230,100	$(16,330)	$2,213,770
Deferred income tax liabilities	$430,383	$(215,786)	$214,597
Accumulated deficit	$(341,409)	$199,456	$(141,953)
As of December 31, 2014
Goodwill	$1,702,569	$(16,330)	$1,686,239
Deferred income tax liabilities	$394,334	$(207,550)	$186,784
Accumulated deficit	$(245,340)	$191,220	$(54,120)

Consolidated Statements of Operations
For the year ended December 31, 2015
Income tax provision (benefit)	$(74,343)	$(8,236)	$(82,579)
Net income (loss)	$(96,069)	$8,236	$(87,833)
For the year ended December 31, 2014
Income tax provision (benefit)	$(41,865)	$(190,697)	$(232,562)
Net income (loss)	$(75,854)	$190,697	$114,843
For the year ended December 31, 2013
Income tax provision (benefit)	$(36,685)	$(478)	$(37,163)
Net income (loss)	$(74,458)	$478	$(73,980)

Consolidated Statements of Comprehensive Income (Loss):
For the year ended December 31, 2015
Net income (loss)	$(96,069)	$8,236	$(87,833)
Total comprehensive income (loss)	$(96,770)	$8,236	$(88,534)
For the year ended December 31, 2014
Net income (loss)	$(75,854)	$190,697	$114,843
Total comprehensive income (loss)	$(76,466)	$190,697	$114,231
For the year ended December 31, 2013
Net income (loss)	$(74,458)	$478	$(73,980)
Total comprehensive income (loss)	$(72,012)	$478	$(71,534)

Consolidated Statements of Cash Flows:
For the year ended December 31, 2015
Net income (loss)	$(96,069)	$8,236	$(87,833)
Deferred income tax expense (benefit)	$(77,702)	$(8,236)	$(85,938)
For the year ended December 31, 2014
Net income (loss)	$(75,854)	$190,697	$114,843
Deferred income tax expense (benefit)	$(43,392)	$(190,697)	$(234,089)
For the year ended December 31, 2013
Net income (loss)	$(74,458)	$478	$(73,980)
Deferred income tax expense (benefit)	$(39,555)	$(478)	$(40,033)

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

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

6. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill for the indicated periods.

	Software and Analytics	Network Solutions	Technology-enabled Services	Total
Balance at December 31, 2013	$426,964	$568,323	$490,817	$1,486,104
Acquisitions	149,866	46,511	4,025	200,402
Other	—	(267)	—	(267)

Balance at December 31, 2014	576,830	614,567	494,842	1,686,239
Acquisitions	532,276	—	—	532,276
Other	(3,943)	—	(802)	(4,745)

Balance at December 31, 2015	$1,105,163	$614,567	$494,040	$2,213,770

Intangible assets subject to amortization as of December 31, 2015 consisted of the following:

	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net

Customer relationships	14.6	$1,979,182	$(350,846)	$1,628,336
Tradenames	5.2	24,775	(2,757)	22,018
Non-compete agreements	1.7	61,852	(21,529)	40,323
Data sublicense agreement	1.8	31,000	(21,821)	9,179
Other	2.6	11,654	(3,647)	8,007

Total		$2,108,463	$(400,600)	$1,707,863

Amortization expense was $252,009, $101,150 and $103,301 for the years ended December 31, 2015, 2014 and 2013, respectively.

Aggregate future amortization expense for intangible assets is estimated to be:

2016	$147,658
2017	134,933
2018	120,587
2019	114,614
2020	112,931
Thereafter	1,077,140

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

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

15. Income Taxes (Restated)

The income tax provision (benefit) for the years ended December 31, 2015, 2014 and 2013, respectively, was as follows:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$(1,063)	$349
State	3,359	2,590	2,521

Current income tax provision (benefit)	3,359	1,527	2,870

Deferred:
Federal	(61,349)	(203,812)	(41,506)
State	(24,589)	(30,277)	1,473

Deferred income tax provision (benefit)	(85,938)	(234,089)	(40,033)

Total income tax provision (benefit)	$(82,579)	$(232,562)	$(37,163)

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

	Year Ended December 31,
	2015	2014	2013
Statutory U.S. federal tax rate	35.00%	35.00%	35.00%
State income taxes (net of federal benefit)	13.11	25.86	(1.39)
Tax receivable agreements	(0.41)	(1.89)	(1.00)
Other	0.76	(0.33)	0.82
Change in tax status	—	138.92	—

Effective income tax rate	48.46%	197.56%	33.43%

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

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2015 and 2014 were as follows:

	2015	2014
Deferred tax assets and (liabilities):
Depreciation and amortization	$(522,281)	$(444,830)
Accounts receivable	2,129	2,503
Fair value of interest rate swap	1,009	967
Accruals and reserves	14,340	17,756
Capital and net operating losses	235,934	203,962
Debt discount and interest	14	451
Equity compensation	11,839	8,675
Valuation allowance	(1,670)	(15,468)
Tax receivable agreement obligation to related parties	40,981	37,211
Other	3,108	1,989

Net deferred tax assets and (liabilities)	$(214,597)	$(186,784)

Reported as:
Non-current deferred tax assets	$—	$—
Non-current deferred tax liabilities	(214,597)	(186,784)

Net deferred tax assets and (liabilities)	$(214,597)	$(186,784)

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

20. Supplemental Condensed Consolidating Financial Information (Restated)

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

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Balance Sheet

	As of December 31, 2015
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$738	$65,917	$—	$66,655
Accounts receivable, net of allowance for doubtful accounts	—	280,858	—	280,858
Prepaid expenses and other current assets	2,234	33,179	—	35,413

Total current assets	2,972	379,954	—	382,926
Property and equipment, net	3	244,142	—	244,145
Due from affiliates	135,406	—	(135,406)	—
Investment in consolidated subsidiaries	1,976,243	—	(1,976,243)	—
Goodwill	—	2,213,770	—	2,213,770
Intangible assets, net	1,000	1,706,863	—	1,707,863
Other assets, net	268,137	8,050	(267,687)	8,500

Total assets	$2,383,761	$4,552,779	$(2,379,336)	$4,557,204

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$27,950	$—	$27,950
Accrued expenses	10,689	156,480	—	167,169
Deferred revenues	—	12,943	—	12,943
Current portion of long-term debt	8,099	24,676	—	32,775

Total current liabilities	18,788	222,049	—	240,837
Due to affiliates	—	135,406	(135,406)	—
Long-term debt, excluding current portion	1,015,243	1,725,935	—	2,741,178
Deferred income tax liabilities	—	482,284	(267,687)	214,597
Tax receivable agreement obligations to related parties	173,493	—	—	173,493
Other long-term liabilities	1,092	10,862	—	11,954
Commitments and contingencies
Equity	1,175,145	1,976,243	(1,976,243)	1,175,145

Total liabilities and equity	$2,383,761	$4,552,779	$(2,379,336)	$4,557,204

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Balance Sheet

	As of December 31, 2014
	Change Healthcare Holdings, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$796	$81,510	$—	$82,306
Accounts receivable, net of allowance for doubtful accounts	—	233,791	—	233,791
Prepaid expenses and other current assets	2,267	26,979	—	29,246

Total current assets	3,063	342,280	—	345,343
Property and equipment, net	7	244,146	—	244,153
Due from affiliates	—	180,610	(180,610)	—
Investment in subsidiaries	1,915,452	—	(1,915,452)	—
Goodwill	—	1,686,239	—	1,686,239
Intangible assets, net	133,500	1,405,894	—	1,539,394
Other assets, net	166,736	7,924	(165,477)	9,183

Total assets	$2,218,758	$3,867,093	$(2,261,539)	$3,824,312

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$16,399	$—	$16,399
Accrued expenses	4,935	170,271	—	175,206
Deferred revenues	—	10,518	—	10,518
Current portion of long-term debt	6,709	20,599	—	27,308

Total current liabilities	11,644	217,787	—	229,431
Due to affiliates	180,610	—	(180,610)	—
Long-term debt, excluding current portion	769,236	1,366,232	—	2,135,468
Deferred income tax liabilities	—	352,261	(165,477)	186,784
Tax receivable agreement obligations to related parties	163,983	—	—	163,983
Other long-term liabilities	—	15,361	—	15,361
Commitments and contingencies
Equity:	1,093,285	1,915,452	(1,915,452)	1,093,285

Total liabilities and equity	$2,218,758	$3,867,093	$(2,261,539)	$3,824,312

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2015
	Change Healthcare Holdings, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Solutions revenue	$—	$1,124,188	$—	$1,124,188
Postage revenue	—	352,895	—	352,895

Total revenue	—	1,477,083	—	1,477,083
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	228	507,130	—	507,358
Development and engineering	—	45,489	—	45,489
Sales, marketing, general and administrative	11,447	206,269	—	217,716
Customer postage	—	352,895	—	352,895
Depreciation and amortization	132,509	209,794	—	342,303
Accretion	10,496	—	—	10,496
Impairment of long-lived assets	—	8,552	—	8,552

Operating income (loss)	(154,680)	146,954	—	(7,726)
Equity in earnings of consolidated subsidiaries	(56,575)	—	56,575	—
Interest expense, net	91,904	76,348	—	168,252
Contingent consideration	—	(4,825)	—	(4,825)
Other	—	(741)	—	(741)

Income (loss) before income tax provision (benefit)	(190,009)	76,172	(56,575)	(170,412)
Income tax provision (benefit)	(102,176)	19,597	—	(82,579)

Net income (loss)	$(87,833)	$56,575	$(56,575)	$(87,833)

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2014
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Revenue
Solutions revenue	$—	$1,006,949	$—	$1,006,949
Postage revenue	—	343,464	—	343,464

Total revenue	—	1,350,413	—	1,350,413
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	462,332	—	462,332
Development and engineering	—	32,956	—	32,956
Sales, marketing, general and administrative	17,126	181,253	—	198,379
Customer postage	—	343,464	—	343,464
Depreciation and amortization	9,003	180,215	—	189,218
Accretion	14,446	—	—	14,446
Impairment of long-lived assets	—	83,169	—	83,169

Operating income (loss)	(40,575)	67,024	—	26,449
Equity in earnings of consolidated subsidiaries	(160,311)	—	(160,311)	—
Interest expense, net	93,471	53,358	—	146,829
Contingent consideration	—	1,307	—	1,307
Other	(111)	(3,857)	—	(3,968)

Income (loss) before income tax provision (benefit)	26,376	16,216	(160,311)	(117,719)
Income tax provision (benefit)	(88,467)	(144,095)	—	(232,562)

Net income (loss)	$114,843	$160,311	$(160,311)	$114,843

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2013
	Change Healthcare Holdings, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Solutions revenue	$—	$930,713	$—	$930,713
Postage revenue	—	311,854		311,854

Total revenue	—	1,242,567	—	1,242,567
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	447,324	—	447,324
Development and engineering	—	31,426	—	31,426
Sales, marketing, general and administrative	12,321	157,730	—	170,051
Customer postage	—	311,854	—	311,854
Depreciation and amortization	9,004	174,835	—	183,839
Accretion	26,470	—	—	26,470
Impairment of long-lived assets	—	10,619	—	10,619

Operating income (loss)	(47,795)	108,779	—	60,984
Equity in earnings of consolidated subsidiaries	(14,159)	—	14,159	—
Interest expense, net	94,021	59,148	—	153,169
Loss on extinguishment of debt	485	22,675	—	23,160
Contingent consideration	—	(69)	—	(69)
Other	(2,925)	(1,208)	—	(4,133)

Income (loss) before income tax provision (benefit)	(125,217)	28,233	(14,159)	(111,143)
Income tax provision (benefit)	(51,237)	14,074	—	(37,163)

Net income (loss)	$(73,980)	$14,159	$(14,159)	$(73,980)

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Year Ended December 31, 2015
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(87,833)	$56,575	$(56,575)	$(87,833)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(47)	—	—	(47)
Foreign currency translation adjustment	—	(654)	—	(654)
Equity in other comprehensive earnings	(654)	—	654	—

Other comprehensive income (loss)	(701)	(654)	654	(701)

Total comprehensive income (loss)	$(88,534)	$55,921	$(55,921)	$(88,534)

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Year Ended December 31, 2014
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$114,843	$160,311	$(160,311)	$114,843
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(393)	—	—	(393)
Foreign currency translation adjustment	—	(219)	—	(219)
Equity in other comprehensive earnings	(219)	—	219	—

Other comprehensive income (loss)	(612)	(219)	219	(612)

Total comprehensive income (loss)	$114,231	$160,092	$(160,092)	$114,231

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Year Ended December 31, 2013
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(73,980)	$14,159	$(14,159)	$(73,980)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	2,583	—	—	2,583
Foreign currency translation adjustment	—	(137)	—	(137)
Equity in other comprehensive earnings	(137)	—	137	—

Other comprehensive income (loss)	2,446	(137)	137	2,446

Total comprehensive income (loss)	$(71,534)	$14,022	$(14,022)	$(71,534)

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2015
	Change Healthcare Holdings, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net income (loss)	$(87,833)	$56,575	$(56,575)	$(87,833)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	132,509	209,794	—	342,303
Accretion	10,496	—	—	10,496
Equity compensation	315	8,970	—	9,285
Deferred income tax expense (benefit)	(24,507)	(61,431)	—	(85,938)
Amortization of debt discount and issuance costs	3,390	7,396	—	10,786
Contingent consideration	—	(4,825)	—	(4,825)
Impairment of long lived assets	—	8,552	—	8,552
Equity in earnings of consolidated subsidiaries	(56,575)	—	56,575	—
Other	(1,488)	(332)	—	(1,820)
Changes in operating assets and liabilities:
Accounts receivable	—	5,078	—	5,078
Prepaid expenses and other	(77,416)	78,626	—	1,210
Accounts payable	—	11,391	—	11,391
Accrued expenses, deferred revenue, and other liabilities	9,464	(60,430)	—	(50,966)
Tax receivable agreement obligations to related parties	(944)	—	—	(944)
Due to/from affiliates	(316,014)	316,014	—	—

Net cash provided (used in) by operating activities	(408,603)	575,378	—	166,775

Investing activities
Purchases of property and equipment	—	(56,963)	—	(56,963)
Payments for acquisitions, net of cash acquired	—	(717,669)	—	(717,669)
Other	—	(5,325)	—	(5,325)
Investment in subsidiary	4,755	—	(4,755)	—

Net cash provided by (used in) investing activities	4,755	(779,957)	(4,755)	(779,957)

Financing activities
Distributions from (to) Change Healthcare Holdings, Inc., net	—	(4,755)	4,755	—
Proceeds from Term Loan Facility	8,481	376,930	—	385,411
Payments on Term Loan Facility	(320)	(16,180)	—	(16,500)
Proceeds from Senior Notes	243,453	—	—	243,453
Proceeds from Revolving Facility	—	60,000	—	60,000
Payments on Revolving Facility	—	(60,000)	—	(60,000)
Payment of loan costs	(2,500)	—	—	(2,500)
Payment of debt assumed from acquisition	—	(154,469)	—	(154,469)
Payment of data sublicense obligation	(6,433)	—	—	(6,433)
Payments of deferred financing obligations	—	(6,987)	—	(6,987)
Repurchase of Parent common stock	(5,772)	—	—	(5,772)
Capital contribution from Parent	166,881	—	—	166,881
Payment of contingent consideration	—	(5,553)	—	(5,553)

Net cash provided by (used in) financing activities	403,790	188,986	4,755	597,531

Net decrease in cash and cash equivalents	(58)	(15,593)	—	(15,651)
Cash and cash equivalents at beginning of period	796	81,510	—	82,306

Cash and cash equivalents at end of period	$738	$65,917	$—	$66,655

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2014
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Operating activities
Net income (loss)	$114,843	$160,311	$(160,311)	$114,843
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,003	180,215	—	189,218
Accretion expense	14,446	—	—	14,446
Equity compensation expense	335	6,999	—	7,334
Deferred income tax expense (benefit)	(88,066)	(146,023)	—	(234,089)
Amortization of debt discount and issuance costs	2,704	5,143	—	7,847
Contingent consideration	—	1,307	—	1,307
Gain on sale of cost method investment	(114)	—	—	(114)
Impairment of long lived assets	—	83,169	—	83,169
Equity in earnings of consolidated subsidiaries	(160,311)	—	(160,311)	—
Other	(1,089)	(1,166)	—	(2,255)
Changes in operating assets and liabilities:
Accounts receivable	—	(6,824)	—	(6,824)
Prepaid expenses and other	773	(237)	—	536
Accounts payable	—	4,591	—	4,591
Accrued expenses, deferred revenue, and other liabilities	(2,608)	29,258	—	26,650
Tax receivable agreement obligations to related parties	(988)	—	—	(988)
Due to/from affiliates	111,582	(111,582)	—	—

Net cash provided by (used in) operating activities	510	205,161	—	205,671

Investing activities
Purchases of property and equipment	—	(55,926)	—	(55,926)
Payments for acquisitions, net of cash acquired	—	(252,772)	—	(252,772)
Other	677	(139)	—	538
Investment in subsidiaries, net	95	—	(95)	—

Net cash provided by (used in) investing activities	772	(308,837)	(95)	(308,160)

Financing activities
Distributions from (to) Change Healthcare Holdings, Inc., net	—	(95)	95	—
Proceeds from Term Loan Facility	—	157,600	—	157,600
Payments on Term Loan Facility	(276)	(13,003)	—	(13,279)
Proceeds from Revolving Facility	—	183,000	—	183,000
Payments on Revolving Facility	—	(183,000)	—	(183,000)
Payment of loan costs	—	(2,096)	—	(2,096)
Payment of debt assumed from acquisition	—	(25,262)	—	(25,262)
Payment of data sublicense obligation	(5,300)	—	—	(5,300)
Payments of deferred financing obligations	—	(5,441)	—	(5,441)
Repurchase of Parent common stock	(960)	(261)	—	(1,221)
Capital contribution from Parent	3,256	—	—	3,256

Net cash provided by (used in) financing activities	(3,280)	111,442	95	108,257

Net increase (decrease) in cash and cash equivalents	(1,998)	7,766	—	5,768
Cash and cash equivalents at beginning of period	2,794	73,744	—	76,538

Cash and cash equivalents at end of period	$796	$81,510	$—	$82,306

Change Healthcare Holdings, Inc.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share, Unit and Per Unit Amounts)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2013
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Operating activities
Net income (loss)	$(73,980)	$14,159	$(14,159)	$(73,980)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,004	174,835	—	183,839
Accretion expense	26,470	—	—	26,470
Equity compensation expense	240	6,781	—	7,021
Deferred income tax expense (benefit)	(49,673)	9,640	—	(40,033)
Amortization of debt discount and issuance costs	2,501	5,974	—	8,475
Contingent consideration	—	(69)	—	(69)
Gain on sale of cost method investment	(2,925)	—	—	(2,925)
Loss on extinguishment of debt	478	22,350	—	22,828
Impairment of long lived assets	—	10,619	—	10,619
Equity in earnings of consolidated subsidiaries	(14,159)	—	14,159	—
Other	(822)	(1,140)	—	(1,962)
Changes in operating assets and liabilities:
Accounts receivable	—	(20,791)	—	(20,791)
Prepaid expenses and other	(2,402)	3,844	—	1,442
Accounts payable	—	1,335	—	1,335
Accrued expenses, deferred revenue, and other liabilities	3,171	26,102	—	29,273
Tax receivable agreement obligations to related parties	(1,142)	—	—	(1,142)
Due to/from affiliates	6,209	(6,209)	—	—

Net cash provided by (used in) operating activities	(97,030)	247,430	—	150,400

Investing activities
Purchases of property and equipment	(11)	(71,075)	—	(71,086)
Payments for acquisitions, net of cash acquired	—	(18,291)	—	(18,291)
Proceeds from sale of cost method investment	96,475	(90,655)	—	5,820
Investment in subsidiaries, net	5,821	—	(5,821)	—

Net cash provided by (used in) investing activities	102,285	(180,021)	(5,821)	(83,557)

Financing activities
Distributions from (to) Change Healthcare Holdings, Inc., net	—	(5,821)	5,821	—
Payments on Term Loan Facility	(280)	(12,632)	—	(12,912)
Payment of loan costs	—	(2,178)	—	(2,178)
Payment of debt assumed from acquisition	—	(218)	—	(218)
Payment of data sublicense obligation	(4,321)	—	—	(4,321)
Payments of deferred financing obligations	—	(3,243)	—	(3,243)
Repurchase of Parent common stock	(613)	—	—	(613)
Capital contribution from Parent	1,999	—		1,999
Other	—	(582)	—	(582)

Net cash provided by (used in) financing activities	(3,215)	(24,674)	5,821	(22,068)

Net increase (decrease) in cash and cash equivalents	2,040	42,735	—	44,775
Cash and cash equivalents at beginning of period	754	31,009	—	31,763

Cash and cash equivalents at end of period	$2,794	$73,744	$—	$76,538

Change Healthcare Holdings, Inc.

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2015	$6,377	$(1,052)	$1,631	$(3,577)	$3,379
Year ended December 31, 2014	$3,856	$5,027	$88	$(2,594)	$6,377
Year ended December 31, 2013	$3,585	$1,982	$854	$(2,565)	$3,856

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 24, 2017.

CHANGE HEALTHCARE HOLDINGS, INC.

By:	/s/ Neil E. de Crescenzo
Name:	Neil E. de Crescenzo
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil E. de Crescenzo	Chief Executive Officer and Director	January 24, 2017
Neil E. de Crescenzo	Principal Executive Officer

/s/ Randy P. Giles	Chief Financial Officer	January 24, 2017
Randy P. Giles	(Principal Financial Officer)

/s/ Dennis B. Robbins	Chief Accounting Officer	January 24, 2017
Dennis B. Robbins	(Principal Accounting Officer)

/s/ Howard L. Lance	Chairman of the Board of Directors	January 24, 2017
Howard L. Lance

/s/ Philip M. Pead	Director	January 24, 2017
Philip M. Pead

/s/ Hunter Philbrick	Director	January 24, 2017
Hunter Philbrick

/s/ Pamela J. Pure	Director	January 24, 2017
Pamela J. Pure

/s/ Phillip W. Roe	Director	January 24, 2017
Phillip W. Roe

/s/ Neil P. Simpkins	Director	January 24, 2017
Neil P. Simpkins

/s/ Justin Sunshine	Director	January 24, 2017
Justin Sunshine

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

(File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.12	2020 Notes Supplemental Indenture, dated as of August 8, 2013, between Goold Health Systems and Wilmington Trust, National Association, as trustee (included as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-34435), filed on November 8, 2013, and incorporated herein by reference).

4.13	2020 Notes Supplemental Indenture, dated as of April 8, 2014, between Vieosoft, Inc. and Wilmington Trust, National Association, as trustee (included as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-34435), filed on May 13, 2014, and incorporated herein by reference).

4.14	2020 Notes Supplemental Indenture, dated as of January 16, 2015, between AdminiSource Communications, Inc. (n/k/a Change Healthcare Correspondence Services, Inc.) and Wilmington Trust, National Association, as trustee (included as Exhibit 4.15 to the Company’s Annual Report on Form 10-K (File No. 1-34435), filed on March 16, 2015, and incorporated herein by reference).

4.15	2020 Notes Supplemental Indenture, dated as of January 16, 2015, between Change Healthcare Corporation (n/k/a Change Healthcare Engagement Solutions, Inc.) and Wilmington Trust, National Association, as trustee (included as Exhibit 4.16 to the Company’s Annual Report on Form 10-K (File No. 1-34435), filed on March 16, 2015, and incorporated herein by reference).

4.16	2020 Notes Supplemental Indenture, dated as of August 12, 2015, among Altegra Health, Inc., Altegra Health Operating Company, Altegra Health Operating Company – Puerto Rico, LLC, Altegra Health Connections, LLC and Wilmington Trust, National Association, as trustee (included as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-34435), filed on November 6, 2015, and incorporated herein by reference).

4.17	2019 Notes Registration Rights Agreement, dated as of November 2, 2011, among Beagle Acquisition Corp., the guarantors named therein and Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as representatives of the purchasers named therein (included as Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.18	2019 Notes Joinder Agreement to Registration Rights Agreement, dated as of November 2, 2011, among the Company and certain additional guarantors named therein (included as Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.19	2020 Notes Registration Rights Agreement, dated as of November 2, 2011, among Beagle Acquisition Corp., the guarantors named therein and Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as representatives of the purchasers named therein (included as Exhibit 4.9 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.20	2021 Notes Indenture, dated as of August 12, 2015, among the Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee (included as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on August 13, 2015, and incorporated herein by reference).

4.21	2021 Notes Supplemental Indenture, dated as of August 12, 2015, among Altegra Health, Inc., Altegra Health Operating Company, Altegra Health Operating Company – Puerto Rico, LLC, Altegra Health Connections, LLC and Wilmington Trust, National Association, as trustee (included as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on August 13, 2015, and incorporated herein by reference).

4.22	Form of 2019 Note (included as Exhibit 4.10 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

4.23	Form of 2020 Note (included as Exhibit 4.11 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.1	Transaction and Advisory Fee Agreement, dated as of November 2, 2011, among the Company, Blackstone Management Partners, L.L.C. and Hellman & Friedman, L.P. (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

Exhibit No.	Description

10.2	Credit Agreement, dated as of November 2, 2011 (the “Credit Agreement”), among Beagle Intermediate Holding, Inc., the Company, the other borrowers party thereto, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer thereunder, and the other agents and lenders parties thereto (included as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.3	Amendment No. 1 to the Credit Agreement, dated as of April 24, 2012, among the Company, the other borrowers party thereto, Bank of America, N.A., as administrative agent, swingline lender, letter of credit issuer and collateral agent thereunder, and the and the guarantors party thereto (included as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.4	Amendment No. 2 to the Credit Agreement, dated as of April 25, 2013, among the Company, the other borrowers party thereto, Bank of America, N.A., as administrative agent, swingline lender, letter of credit issuer and collateral agent thereunder, and the guarantors party thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on April 25, 2013, and incorporated herein by reference).

10.5	Amendment No. 3 to the Credit Agreement, dated as of December 12, 2014, among the Company, the other borrowers party thereto, Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer and collateral agent thereunder, and the lenders, guarantors and agents party thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on December 12, 2014, and incorporated herein by reference).

10.6	Amendment No. 4 to the Credit Agreement, dated as of August 12, 2015, among the Company, the other borrowers party thereto, Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer and collateral agent thereunder, and the lenders, guarantors and agents party thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File. No. 1-34435), filed on August 13, 2015, and incorporated herein by reference).

10.7	Security Agreement, dated as of November 2, 2011, among the Company, the other borrowers and debtors party thereto, and Bank of America, N.A., as administrative agent (included as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.8	Stockholders’ Agreement, dated as of November 2, 2011, by and among Beagle Parent Corp., Beagle Intermediate Holdings, Inc., Beagle Acquisition Corp. and the sponsors, other investors and managers named therein (included as Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.9	Amendment No. 1 to the Stockholders’ Agreement and H&F Consent, dated as of November 18, 2015, by and among the Company, Change Healthcare, Inc., Change Healthcare Intermediate Holdings, Inc. and certain investment funds and vehicles affiliated with The Blackstone Group L.P. and Hellman & Friedman LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on November 20, 2015, and incorporated herein by reference).

10.10	Amended and Restated Tax Receivable Agreement (Reorganizations), dated as of November 2, 2011, by and among the Company, H&F ITR Holdco, L.P., Beagle Parent LLC and GA-H&F ITR Holdco, L.P. (included as Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.11	Amended and Restated Tax Receivable Agreement (Exchanges), dated as of November 2, 2011, by and among the Company, H&F ITR Holdco, L.P., Beagle Parent LLC and GA-H&F ITR Holdco, L.P. (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

10.12	Tax Receivable Agreement (Management) by and among the Company and the persons named therein, dated August 17, 2009 (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on August 17, 2009, and incorporated herein by reference).

10.13	First Amendment to Tax Receivable Agreement (Management), dated as of November 2, 2011, by and among the Company and the parties named thereto (included as Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-182786), filed on July 20, 2012, and incorporated herein by reference).

Exhibit No.	Description

10.14†	Employment Agreement, effective as of September 14, 2012, between Gregory T. Stevens and Emdeon Business Services LLC (n/k/a Change Healthcare Operations, LLC) (included as Exhibit 10.12 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-182786), filed on September 17, 2012, and incorporated herein by reference).

10.15†	Employment Agreement, dated September 14, 2012, between Gary Stuart and Emdeon Business Services LLC (n/k/a Change Healthcare Operations, LLC) (included as Exhibit 10.15 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-182786), filed on September 17, 2012, and incorporated herein by reference).

10.16†	Separation Agreement, dated January 8, 2016, between Gary Stuart and Change Healthcare Operations, LLC (included as Exhibit 10.16 to the Company’s Annual Report of Form 10-K (File No. 1-34435), filed on March 14, 2016, and incorporated herein by reference).

10.17†	Employment Agreement, dated December 11, 2013, between Alex Choy and Emdeon Business Services LLC (n/k/a Change Healthcare Operations, LLC) (included as Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 1-34435), filed on March 16, 2015, and incorporated herein by reference).

10.18†	Employment Agreement, dated January 23, 2015, between Jason Erdell and Emdeon Business Services LLC (n/k/a Change Healthcare Operations, LLC) (included as Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 1-34435), filed on March 16, 2015, and incorporated herein by reference).

10.19†	Employment Agreement, dated November 28, 2013, between Kriten Joshi and Emdeon Business Services LLC (n/k/a Change Healthcare Operations, LLC) (included as Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 1-34435), filed on March 16, 2015, and incorporated herein by reference).

10.20†	Employment Agreement, effective January 6, 2016, between Douglas M. Ghertner and Change Healthcare Operations, LLC (included as Exhibit 10.20 to the Company’s Annual Report of Form 10-K (File No. 1-34435), filed on March 14, 2016, and incorporated herein by reference).

10.21†	Employment Agreement, dated September 30, 2013, between Neil E. de Crescenzo and Emdeon Business Services LLC (n/k/a Change Healthcare Operations, LLC) (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-34435), filed on November 8, 2013, and incorporated herein by reference).

10.22†	Employment Agreement, dated February 4, 2014, between Randy Giles and Emdeon Business Services LLC (n/k/a Change Healthcare Operations, LLC) (included as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 1-34435), filed on March 17, 2014, and incorporated herein by reference).

10.23†	Management Bonus Program, as revised on November 20, 2013 (included as Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 1-34435), filed on March 17, 2014, and incorporated herein by reference).

10.24†	Form of Indemnification Agreement (included as Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 1-34435), filed on March 18, 2013, and incorporated herein by reference).

21.1	Subsidiaries of Registrant (included as Exhibit 21.1 to the Company’s Annual Report of Form 10-K (File No. 1-34435), filed on March 14, 2016, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Denotes a management contract or compensatory plan, contract or arrangement.