Form 10-Q/A
period 2016-09-30
Change Healthcare Holdings, Inc.
filed 2017-01-24
CIK 1444598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Change Healthcare Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment”) to restate and amend the Company’s previously issued condensed consolidated financial statements and related financial information as of and for the three and nine months ended September 30, 2016 and 2015 previously included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (the “Original Filing”), which was previously filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2016 (the “Original Filing Date”). This Amendment also amends the following items in the Original Filing: Item 1 of Part I “Financial Statements”; Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and Item 4 of Part I “Controls and Procedures”.

As described in the Company’s Current Report on Form 8-K filed January 24, 2017, on January 22, 2017, the Audit Committee of our Board of Directors (the “Audit Committee”) and the full Board of Directors, after discussion with Company management and Ernst & Young LLP, our independent registered public accounting firm, determined that the audited consolidated financial statements as of and for the years ended December 31, 2015 and 2014 included in our Annual Report on Form 10-K for the year ended December 31, 2015 and the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2016 and 2015 included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 previously filed with the SEC should be amended to reflect the adjustments described herein.

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

In January 2017, following the re-evaluation in connection with the Transaction, the Company determined that a portion of the deferred tax liability previously related to the outside basis was attributable to the excess of book over tax basis goodwill for which no deferred tax liability would be permitted under generally accepted accounting principles when calculated using the inside basis. Because the Company’s consolidated financial statements for the year ended December 31, 2014 included such a deferred tax liability, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2014 to reflect the removal of this deferred tax liability and restated its consolidated financial statements as of and for the year ended December 31, 2015 and as of and for the three and nine months ended September 30, 2016 and 2015 to adjust for the effect of this 2014 adjustment on the subsequent periods. In addition, the Company will also revise the financial statements for other adjustments related to deferred tax liabilities. The impact of these adjustments is immaterial to all periods presented.

For the year ended December 31, 2014, the elimination of this tax liability increased the Company’s income tax benefit (and net income) and decreased the Company’s deferred income tax liabilities by $190.7 million. This change had no impact on cash flows, EBITDA calculations under our credit agreement and indentures or compliance with our covenants thereunder. Please refer to “Adjustment of Previously Issued Financial Statements” within Note 1 to our unaudited condensed consolidated financial statements and notes thereto in this Amendment for more information regarding the adjustment.

Along with restating our financial statements for the correction discussed above, we are making adjustments for certain immaterial items with respect to the three and nine months ended September 30, 2016 and 2015. We have assessed the impact of these adjustments and concluded that they were not material individually, or in the aggregate, to our financial statements as of the balance sheet dates for any of the respective periods. However, in conjunction with the restatement, we have determined it would be appropriate within this Amendment to record these adjustments for the respective periods. Please refer to “Adjustment of Previously Issued Financial Statements” within Note 1 to our unaudited condensed consolidated financial statements and notes thereto in this Amendment for more information regarding the effect of these adjustments.

Restatement of Conclusion Regarding Disclosure Controls and Procedures

At the time of the Original Filing, our chief executive officer (“CEO”) (principal executive officer) and the chief financial officer (“CFO”) (principal financial officer), concluded that our disclosure controls and procedures and internal control over financial reporting were effective as of September 30, 2016. Subsequent to that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2016 because of the material weakness in internal control over financial reporting as described in Item 4 of Part I “Controls and Procedures”. As a result, we have restated Item 4 of Part I “Controls and Procedures” to include disclosure of the material weakness.

Change Healthcare Holdings, Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Change Healthcare Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited and amounts in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(Restated)	(Restated)
ASSETS
Current assets:

Cash and cash equivalents	$92,449	$66,655
Accounts receivable, net of allowance for doubtful accounts of $3,610 and $3,379 at September 30, 2016 and December 31, 2015, respectively	276,378	280,858
Prepaid expenses and other current assets	42,559	35,413

Total current assets	411,386	382,926
Property and equipment, net	227,670	244,145
Goodwill	2,212,898	2,213,770
Intangible assets, net	1,638,654	1,707,863
Other assets, net	9,776	8,500

Total assets	$4,500,384	$4,557,204

LIABILITIES AND EQUITY
Current liabilities:

Accounts payable	$26,316	$27,950
Accrued expenses	177,796	167,169
Deferred revenues	18,189	12,943
Current portion of long-term debt	30,163	32,775

Total current liabilities	252,464	240,837
Long-term debt, excluding current portion	2,740,554	2,741,178
Deferred income tax liabilities	157,529	214,597
Tax receivable agreement obligations to related parties	184,139	173,493
Other long-term liabilities	16,173	11,954
Commitments and contingencies
Equity:
Common stock (par value, $.01), 100 shares authorized and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	1,325,585	1,319,754
Accumulated other comprehensive income (loss)	(4,719)	(2,656)
Accumulated deficit	(171,341)	(141,953)

Total equity	1,149,525	1,175,145

Total liabilities and equity	$4,500,384	$4,557,204

See accompanying notes to unaudited condensed consolidated financial statements.

Change Healthcare Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited and amounts in thousands)

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2016	2015	2016	2015
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue:
Solutions revenue	$307,586	$287,946	$942,362	$810,162
Postage revenue	73,880	89,839	234,205	268,119

Total revenue	381,466	377,785	1,176,567	1,078,281
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	138,685	129,385	430,216	371,859
Development and engineering	16,494	11,651	46,015	32,600
Sales, marketing, general and administrative	69,513	56,719	210,377	151,955
Customer postage	73,880	89,839	234,205	268,119
Depreciation and amortization	65,899	85,817	188,882	183,446
Accretion	1,721	6,458	10,645	15,254
Impairment of long-lived assets	20	219	251	1,180

Operating income (loss)	15,254	(2,303)	55,976	53,868
Interest expense, net	46,534	45,541	139,720	121,685
Contingent consideration	—	(4,660)	—	(4,825)

Income (loss) before income tax provision (benefit)	(31,280)	(43,184)	(83,744)	(62,992)
Income tax provision (benefit)	(32,704)	(9,806)	(54,356)	(31,070)

Net income (loss)	$1,424	$(33,378)	$(29,388)	$(31,922)

See accompanying notes to unaudited condensed consolidated financial statements.

Change Healthcare Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited and amounts in thousands)

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2016	2015	2016	2015
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss)	$1,424	$(33,378)	$(29,388)	$(31,922)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	330	6	(2,303)	(445)
Foreign currency translation adjustment	(70)	(347)	240	(531)

Other comprehensive income (loss)	260	(341)	(2,063)	(976)

Total comprehensive income (loss)	$1,684	$(33,719)	$(31,451)	$(32,898)

See accompanying notes to unaudited condensed consolidated financial statements.

Change Healthcare Holdings, Inc.

Condensed Consolidated Statements of Equity

(unaudited and amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2015 (Restated)	100	$—	$1,149,360	$(54,120)	$(1,955)	$1,093,285
Equity compensation expense	—	—	6,814	—	—	6,814
Issuance of shares in connection with equity compensation plans, net of taxes	—	—	305	—	—	305
Repurchase of Parent common stock	—	—	(4,351)	—	—	(4,351)
Capital contribution from Parent	—	—	166,576	—	—	166,576
Net income (loss)	—	—	—	(31,922)	—	(31,922)
Foreign currency translation adjustment	—	—	—	—	(531)	(531)
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(445)	(445)

Balance at September 30, 2015 (Restated)	100	$—	$1,318,704	$(86,042)	$(2,931)	$1,229,731

Balance at January 1, 2016 (Restated)	100	$—	$1,319,754	$(141,953)	$(2,656)	$1,175,145
Equity compensation expense	—	—	8,089	—	—	8,089
Repurchase of Parent common stock	—	—	(2,258)	—	—	(2,258)
Net income (loss)	—	—	—	(29,388)	—	(29,388)
Foreign currency translation adjustment	—	—	—	—	240	240
Change in fair value of interest rate swap, net of taxes	—	—	—	—	(2,303)	(2,303)

Balance at September 30, 2016 (Restated)	100	$—	$1,325,585	$(171,341)	$(4,719)	$1,149,525

See accompanying notes to unaudited condensed consolidated financial statements.

Change Healthcare Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited and amounts in thousands)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	(Restated)	(Restated)
Operating activities
Net income (loss)	$(29,388)	$(31,922)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	188,882	183,446
Accretion	10,645	15,254
Equity compensation	8,089	6,814
Deferred income tax expense (benefit)	(54,631)	(27,643)
Amortization of debt discount and issuance costs	10,224	7,441
Contingent consideration	—	(4,825)
Impairment of long-lived assets	251	1,180
Other	(1,417)	(1,474)
Changes in operating assets and liabilities:
Accounts receivable	3,489	6,147
Prepaid expenses and other	(8,344)	(11,674)
Accounts payable	(3,839)	10,517
Accrued expenses, deferred revenue and other liabilities	21,051	(918)

Net cash provided by (used in) operating activities	145,012	152,343

Investing activities
Purchases of property and equipment	(53,830)	(39,175)
Payments for acquisitions, net of cash acquired	1,502	(717,669)
Purchases of technology-based intangible assets	(43,495)	(3,676)

Net cash provided by (used in) investing activities	(95,823)	(760,520)

Financing activities
Proceeds from Term Loan Facility	—	385,411
Proceeds from Senior Notes	—	243,453
Proceeds from Revolving Facility	—	60,000
Payments on Revolving Facility	—	(60,000)
Payments on Term Loan Facility	(13,890)	(11,870)
Payment of debt assumed from acquisition	—	(154,469)
Payments of deferred financing obligations	(7,621)	(6,173)
Repurchase of Parent common stock	(1,884)	(4,351)
Capital contribution from Investor Group and management	—	166,881
Payment of contingent consideration	—	(5,553)
Other	—	(2,500)

Net cash provided by (used in) financing activities	(23,395)	610,829

Net increase (decrease) in cash and cash equivalents	25,794	2,652
Cash and cash equivalents at beginning of period	66,655	82,306

Cash and cash equivalents at end of period	$92,449	$84,958

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

Restatement of Previously Issued Financial Statements

In connection with the MTS Transaction, prior conclusions regarding the Company’s accounting for certain historical transactions have been re-evaluated. As part of this re-evaluation, the Company has determined that a restatement of its condensed consolidated financial statements as of and for the three and nine months ended September 30, 2016 and 2015 is appropriate. The restatement relates to accounting treatment of certain items and results in an increase of our net income and reduction of balance sheet liabilities. There is no impact on cash flows for the related periods and EBITDA calculations under our credit agreement and indentures are not affected by the restatement.

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

In January 2017, following the re-evaluation in connection with the MTS Transaction, the Company determined that a portion of the deferred tax liability previously related to the outside basis was attributable to the excess of book over tax basis goodwill for which no deferred tax liability would be permitted under generally accepted accounting principles when calculated using the inside basis. Because the Company’s consolidated financial statements as of and for the year ended December 31, 2014 and 2015 included such a deferred tax liability, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2014 to reflect the removal of this deferred tax liability and restated its condensed consolidated financial statements and related notes (including Notes 8 and 12) as of and for the three and nine months ended September 30, 2016 and 2015 to reflect the effect of this 2014 adjustment on the subsequent periods

The Company also corrected immaterial other tax adjustments in the periods presented that impacted reported goodwill and deferred tax accounts.

The following table presents the effect on the Company’s condensed consolidated balance sheets and the Company’s condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the periods indicated.

	Previously	Restatement	As
	Reported	Adjustments	Restated
Consolidated Balance Sheets

As of September 30, 2016
Goodwill	$2,229,228	$(16,330)	$2,212,898
Deferred income tax liabilities	$370,233	$(212,704)	$157,529
Accumulated deficit	$(367,715)	$196,374	$(171,341)

As of December 31, 2015
Goodwill	$2,230,100	$(16,330)	$2,213,770
Deferred income tax liabilities	$430,383	$(215,786)	$214,597
Accumulated deficit	$(341,409)	$199,456	$(141,953)

Consolidated Statements of Operations

For the three months ended September 30, 2016
Income tax provision (benefit)	$(33,765)	$1,061	$(32,704)
Net income (loss)	$2,485	$(1,061)	$1,424

For the three months ended September 30, 2015
Income tax provision (benefit)	$(10,278)	$472	$(9,806)
Net income (loss)	$(32,906)	$(472)	$(33,378)

For the nine months ended September 30, 2016
Income tax provision (benefit)	$(57,438)	$3,082	$(54,356)
Net income (loss)	$(26,306)	$(3,082)	$(29,388)

For the nine months ended September 30, 2015
Income tax provision (benefit)	$(32,264)	$1,194	$(31,070)
Net income (loss)	$(30,728)	$(1,194)	$(31,922)

Consolidated Statements of Comprehensive Income (Loss):

For the three months ended September 30, 2016
Net income (loss)	$2,485	$(1,061)	$1,424
Total comprehensive income (loss)	$2,745	$(1,061)	$1,684

For the three months ended September 30, 2015
Net income (loss)	$(32,906)	$(472)	$(33,378)
Total comprehensive income (loss)	$(33,247)	$(472)	$(33,719)

For the nine months ended September 30, 2016
Net income (loss)	$(26,306)	$(3,082)	$(29,388)
Total comprehensive income (loss)	$(28,369)	$(3,082)	$(31,451)

For the nine months ended September 30, 2015
Net income (loss)	$(30,728)	$(1,194)	$(31,922)
Total comprehensive income (loss)	$(31,704)	$(1,194)	$(32,898)

Consolidated Statements of Cash Flows:

For the nine months ended September 30, 2016
Net income (loss)	$(26,306)	$(3,082)	$(29,388)
Deferred income tax expense (benefit)	$(57,713)	$3,082	$(54,631)

For the nine months ended September 30, 2015
Net income (loss)	$(30,728)	$(1,194)	$(31,922)
Deferred income tax expense (benefit)	$(28,837)	$1,194	$(27,643)

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

8. Income Taxes (Restated)

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

After giving effect to these events, income taxes for the nine months ended September 30, 2016 amounted to an income tax benefit of $54,356 and an effective tax rate of 64.9%. The income tax benefit for the nine months ended September 30, 2015 was $31,070 and resulted in an effective tax rate of 49.3%.

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

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Balance Sheet

	As of September 30, 2016
	Change Healthcare Holdings, Inc.	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$799	$91,650	$—	$92,449
Accounts receivable, net of allowance for doubtful accounts	—	276,378	—	276,378
Prepaid expenses and other current assets	2,512	40,047	—	42,559

Total current assets	3,311	408,075	—	411,386
Property and equipment, net	1	227,669	—	227,670
Due from affiliates	75,473	—	(75,473)	—
Investment in consolidated subsidiaries	2,002,836	—	(2,002,836)	—
Goodwill	—	2,212,898	—	2,212,898
Intangible assets, net	99	1,638,555	—	1,638,654
Other assets, net	305,925	9,326	(305,475)	9,776

Total assets	$2,387,645	$4,496,523	$(2,383,784)	$4,500,384

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$284	$26,032	$—	$26,316
Accrued expenses	21,471	156,325	—	177,796
Deferred revenues	—	18,189	—	18,189
Current portion of long-term debt	8,100	22,063	—	30,163

Total current liabilities	29,855	222,609	—	252,464
Due to affiliates	—	75,473	(75,473)	—
Long-term debt, excluding current portion	1,018,174	1,722,380	—	2,740,554
Deferred income tax liabilities	—	463,004	(305,475)	157,529
Tax receivable agreement obligations to related parties	184,139	—	—	184,139
Other long-term liabilities	5,952	10,221	—	16,173
Commitments and contingencies
Equity	1,149,525	2,002,836	(2,002,836)	1,149,525

Total liabilities and equity	$2,387,645	$4,496,523	$(2,383,784)	$4,500,384

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

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2016
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Revenue:
Solutions revenue	$—	$307,586	$—	$307,586
Postage revenue	—	73,880	—	73,880

Total revenue	—	381,466	—	381,466
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	138,685	—	138,685
Development and engineering	—	16,494	—	16,494
Sales, marketing, general and administrative	1,043	68,470	—	69,513
Customer postage	—	73,880	—	73,880
Depreciation and amortization	301	65,598	—	65,899
Accretion	1,721	—	—	1,721
Impairment of long-lived assets	—	20	—	20

Operating income (loss)	(3,065)	18,319	—	15,254
Equity in earnings of consolidated subsidiaries	(13,956)	—	13,956	—
Interest expense, net	20,773	25,761	—	46,534

Income (loss) before income tax provision (benefit)	(9,882)	(7,442)	(13,956)	(31,280)
Income tax provision (benefit)	(11,306)	(21,398)	—	(32,704)

Net income (loss)	$1,424	$13,956	$(13,956)	$1,424

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2015
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Revenue:
Solutions revenue	$—	$287,946	$—	$287,946
Postage revenue	—	89,839	—	89,839

Total revenue	—	377,785	—	377,785
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	15	129,370	—	129,385
Development and engineering	—	11,651	—	11,651
Sales, marketing, general and administrative	1,974	54,745	—	56,719
Customer postage	—	89,839		89,839
Depreciation and amortization	33,133	52,684	—	85,817
Accretion	6,458	—	—	6,458
Impairment of long-lived assets	—	219	—	219

Operating income (loss)	(41,580)	39,277	—	(2,303)
Equity in earnings of consolidated subsidiaries	(7,126)	—	7,126	—
Interest expense, net	28,108	17,433	—	45,541
Contingent consideration	—	(4,660)	—	(4,660)

Income (loss) before income tax provision (benefit)	(62,562)	26,504	(7,126)	(43,184)
Income tax provision (benefit)	(29,184)	19,378	—	(9,806)

Net income (loss)	$(33,378)	$7,126	$(7,126)	$(33,378)

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2016
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Revenue:
Solutions revenue	$—	$942,362	$—	$942,362
Postage revenue	—	234,205	—	234,205

Total revenue	—	1,176,567	—	1,176,567
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	—	430,216	—	430,216
Development and engineering	—	46,015	—	46,015
Sales, marketing, general and administrative	7,403	202,974	—	210,377
Customer postage	—	234,205	—	234,205
Depreciation and amortization	903	187,979	—	188,882
Accretion	10,645	—	—	10,645
Impairment of long-lived assets	—	251	—	251

Operating income (loss)	(18,951)	74,927	—	55,976
Equity in earnings of consolidated subsidiaries	(15,868)	—	15,868	—
Interest expense, net	62,470	77,250	—	139,720

Income (loss) before income tax provision (benefit)	(65,553)	(2,323)	(15,868)	(83,744)
Income tax provision (benefit)	(36,165)	(18,191)	—	(54,356)

Net income (loss)	$(29,388)	$15,868	$(15,868)	$(29,388)

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2015
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Revenue
Solutions revenue	$—	$810,162	$—	$810,162
Postage revenue	—	268,119	—	268,119

Total revenue	—	1,078,281	—	1,078,281
Costs and expenses:
Cost of operations (exclusive of depreciation and amortization below)	15	371,844	—	371,859
Development and engineering	—	32,600	—	32,600
Sales, marketing, general and administrative	7,828	144,127	—	151,955
Customer postage	—	268,119	—	268,119
Depreciation and amortization	37,633	145,813	—	183,446
Accretion	15,254	—	—	15,254
Impairment of long-lived assets	—	1,180	—	1,180

Operating income (loss)	(60,730)	114,598	—	53,868
Equity in earnings of consolidated subsidiaries	(48,664)	—	48,664	—
Interest expense, net	74,697	46,988	—	121,685
Contingent consideration	—	(4,825)	—	(4,825)

Income (loss) before income tax provision (benefit)	(86,763)	72,435	(48,664)	(62,992)
Income tax provision (benefit)	(54,841)	23,771	—	(31,070)

Net income (loss)	$(31,922)	$48,664	$(48,664)	$(31,922)

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three Months Ended September 30, 2016
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$1,424	$13,956	$(13,956)	$1,424
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	330	—	—	330
Foreign currency translation adjustment	—	(70)	—	(70)
Equity in other comprehensive earnings	(70)	—	70	—

Other comprehensive income (loss)	260	(70)	70	260

Total comprehensive income (loss)	$1,684	$13,886	$(13,886)	$1,684

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Three Months Ended September 30, 2015
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(33,378)	$7,126	$(7,126)	$(33,378)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	6	—	—	6
Foreign currency translation adjustment	—	(347)	—	(347)
Equity in other comprehensive earnings	(347)	—	347	—

Other comprehensive income (loss)	(341)	(347)	347	(341)

Total comprehensive income (loss)	$(33,719)	$6,779	$(6,779)	$(33,719)

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2016
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(29,388)	$15,868	$(15,868)	$(29,388)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(2,303)	—	—	(2,303)
Foreign currency translation adjustment	—	240	—	240
Equity in other comprehensive earnings	240	—	(240)	—

Other comprehensive income (loss)	(2,063)	240	(240)	(2,063)

Total comprehensive income (loss)	$(31,451)	$16,108	$(16,108)	$(31,451)

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2015
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(31,922)	$48,664	$(48,664)	$(31,922)
Other comprehensive income (loss):
Changes in fair value of interest rate swap, net of taxes	(445)	—	—	(445)
Foreign currency translation adjustment	—	(531)	—	(531)
Equity in other comprehensive earnings	(531)	—	531	—

Other comprehensive income (loss)	(976)	(531)	531	(976)

Total comprehensive income (loss)	$(32,898)	$48,133	$(48,133)	$(32,898)

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2016
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Operating activities
Net income (loss)	$(29,388)	$15,868	$(15,868)	$(29,388)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	903	187,979	—	188,882
Accretion	10,645	—	—	10,645
Equity compensation	286	7,803	—	8,089
Deferred income tax expense (benefit)	(36,165)	(18,466)	—	(54,631)
Amortization of debt discount and issuance costs	3,250	6,974	—	10,224
Impairment of long-lived assets	—	251	—	251
Equity in earnings of consolidated subsidiaries	(15,868)	—	15,868	—
Other	(1,497)	80	—	(1,417)
Changes in operating assets and liabilities:
Accounts receivable	—	3,489	—	3,489
Prepaid expenses and other	(323)	(8,021)	—	(8,344)
Accounts payable	284	(4,123)	—	(3,839)
Accrued expenses, deferred revenue and other liabilities	12,372	8,679	—	21,051
Due to/from affiliates	60,648	(60,648)	—	—

Net cash provided (used in) by operating activities	5,147	139,865	—	145,012

Investing activities
Purchases of property and equipment	—	(53,830)	—	(53,830)
Payments for acquisitions, net of cash acquired	—	1,502	—	1,502
Purchases of technology-based intangible assets	—	(43,495)	—	(43,495)
Investment in subsidiaries, net	(2,930)	—	2,930	—

Net cash provided by (used in) investing activities	(2,930)	(95,823)	2,930	(95,823)

Financing activities
Distributions from (to) Change Healthcare Holdings, Inc., net	—	2,930	(2,930)	—
Payments on Term Loan Facility	(272)	(13,618)	—	(13,890)
Payments of deferred financing obligations	—	(7,621)	—	(7,621)
Repurchase of Parent common stock	(1,884)	—	—	(1,884)

Net cash provided by (used in) financing activities	(2,156)	(18,309)	(2,930)	(23,395)

Net increase (decrease) in cash and cash equivalents	61	25,733	—	25,794
Cash and cash equivalents at beginning of period	738	65,917	—	66,655

Cash and cash equivalents at end of period	$799	$91,650	$—	$92,449

Change Healthcare Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited and amounts in thousands, except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2015
	Change Healthcare	Guarantor	Consolidating
	Holdings, Inc.	Subsidiaries	Adjustments	Consolidated
Operating activities
Net income (loss)	$(31,922)	$48,664	$(48,664)	$(31,922)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37,633	145,813	—	183,446
Accretion	15,254	—	—	15,254
Equity compensation	229	6,585	—	6,814
Deferred income tax expense (benefit)	(24,167)	(3,476)	—	(27,643)
Amortization of debt discount and issuance costs	2,353	5,088	—	7,441
Contingent consideration	—	(4,825)	—	(4,825)
Impairment of long-lived assets	—	1,180	—	1,180
Equity in earnings of consolidated subsidiaries	(48,664)	—	48,664	—
Other	(1,488)	14	—	(1,474)
Changes in operating assets and liabilities:
Accounts receivable	—	6,147	—	6,147
Prepaid expenses and other	(30,546)	18,872	—	(11,674)
Accounts payable	—	10,517	—	10,517
Accrued expenses, deferred revenue and other liabilities	16,627	(17,545)	—	(918)
Due to/from affiliates	(347,949)	347,949	—	—

Net cash provided by (used in) operating activities	(412,640)	564,983	—	152,343

Investing activities
Purchases of property and equipment	—	(39,175)	—	(39,175)
Payments for acquisitions, net of cash acquired	—	(717,669)	—	(717,669)
Purchased of technology-based intangible assets	—	(3,676)	—	(3,676)
Investment in subsidiaries, net	1,019	—	(1,019)	—

Net cash provided by (used in) investing activities	1,019	(760,520)	(1,019)	(760,520)

Financing activities
Distributions from (to) Change Healthcare Holdings, Inc., net	—	(1,019)	1,019	—
Proceeds from Term Loan Facility	8,274	377,137	—	385,411
Proceeds from Senior Notes	243,453	—	—	243,453
Payments on Term Loan Facility	(229)	(11,641)	—	(11,870)
Proceeds from Revolving Facility	—	60,000	—	60,000
Payments on Revolving Facility	—	(60,000)	—	(60,000)
Payment of debt assumed from acquisition	—	(154,469)	—	(154,469)
Payments of deferred financing obligations	—	(6,173)	—	(6,173)
Repurchase of Parent common stock	(4,351)	—	—	(4,351)
Capital contribution from Investor Group and management	166,881	—	—	166,881
Payment of contingent consideration	—	(5,553)	—	(5,553)
Other	(2,500)	—	—	(2,500)

Net cash provided by (used in) financing activities	411,528	198,282	1,019	610,829

Net increase (decrease) in cash and cash equivalents	(93)	2,745	—	2,652
Cash and cash equivalents at beginning of period	796	81,510	—	82,306

Cash and cash equivalents at end of period	$703	$84,255	$—	$84,958

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Income Taxes

Our blended statutory federal and state income tax rates range from 37% to 45%. The following table and subsequent commentary reconciles our federal statutory rate to our effective income tax rate and describes the more significant reconciling factors:

	Nine Months Ended
	September 30,
	2016	2015
Statutory U.S. federal tax rate	35.0%	35.0%
State income taxes (net of federal benefit)	30.5	15.1
MTS Transaction expenses	(3.2)	—
Contingent consideration	—	2.7
Tax receivable agreement	0.9	(2.4)
Other	1.7	(1.1)

Effective income tax rate	64.9%	49.3%

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

Results of Operations

The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2016 and 2015, respectively (amounts in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
		% of		% of		% of		% of
	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Revenue(1)	Amount	Revenue(1)
Revenue:
Solutions revenue	$307,586	80.6%	$287,946	76.2%	$942,362	80.1%	$810,162	75.1%
Postage revenue	73,880	19.4	89,839	23.8	234,205	19.9	268,119	24.9

Total revenue	381,466	100.0	377,785	100.0	1,176,567	100.0	1,078,281	100.0
Cost and expenses:
Cost of operations (exclusive of depreciation and amortization below)	138,685	45.1	129,385	44.9	430,216	45.7	371,859	45.9
Development and engineering	16,494	5.4	11,651	4.0	46,015	4.9	32,600	4.0
Sales, marketing, general and administrative	69,513	22.6	56,719	19.7	210,377	22.3	151,955	18.8
Customer postage	73,880	19.4	89,839	23.8	234,205	19.9	268,119	24.9
Depreciation and amortization	65,899	17.3	85,817	22.7	188,882	16.1	183,446	17.0
Accretion	1,721	0.5	6,458	1.7	10,645	0.9	15,254	1.4
Impairment of long-lived assets	20	0.0	219	0.1	251	0.0	1,180	0.1

Operating income (loss)	15,254	4.0	(2,303)	(0.6)	55,976	4.8	53,868	5.0
Interest expense, net	46,534	12.2	45,541	12.1	139,720	11.9	121,685	11.3
Contingent consideration	—	—	(4,660)	(1.2)	—	—	(4,825)	(0.4)

Income (loss) before income tax provision (benefit)	(31,280)	(8.2)	(43,184)	(11.4)	(83,744)	(7.1)	(62,992)	(5.8)
Income tax provision (benefit)(2)	(32,704)	(8.6)	(9,806)	(2.6)	(54,356)	(4.6)	(31,070)	(2.9)

Net income (loss)(2)	$1,424	0.4%	$(33,378)	(8.8)%	$(29,388)	(2.5)%	$(31,922)	(3.0)%

(1)	Percentages of revenue for cost of operations, development and engineering and sales, marketing, general and administrative line items are based on solutions revenue.
(2)	As described in Note 1 to the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report, certain of this data has been restated.

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

Income Taxes

Our income tax benefit was $32.7 million for the three months ended September 30, 2016 as compared to $9.8 million for the three months ended September 30, 2015. Our effective tax rate was 104.6% for the three months ended September 30, 2016 as compared to 22.7% for the three months ended September 30, 2015. The effective tax rate for both periods was primarily affected by changes in state tax laws, rates and apportionment.

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

Income Taxes

Our income tax benefit was $54.4 million for the nine months ended September 30, 2016 as compared to $31.1 million for the nine months ended September 30, 2015. Our effective tax rate was 64.9% for the nine months ended September 30, 2016 as compared to 49.3% for the nine months ended September 30, 2015. The effective tax rate for both periods was primarily affected by changes in state tax laws, rates and apportionment.

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

Item 4.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2016, the end of the period covered by the Original Filing. Based on this evaluation, at the time of the Original Filing, our CEO and CFO originally concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Subsequently, in connection with the restatement discussed in the Explanatory Note and in Note 1 to our unaudited condensed consolidated financial statements, management, including our CEO and CFO, re-assessed the effectiveness of our disclosure controls and concluded that such controls were not effective based on the identification of a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our management, including our CEO and CFO, previously concluded that we maintained effective internal control over financial reporting as of September 30, 2016. Because management has subsequently concluded that the material weakness described below existed, we have concluded that we did not maintain effective internal control over financial reporting based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO. Specifically, because of the highly complex nature of the underlying legal entity restructuring, the Company’s internal control over financial reporting was not effective due to certain deferred tax positions resulting from purchase accounting and the conversion of a consolidated partnership subsidiary into a corporation for U.S. federal tax purposes. To address this matter, the Company has determined that, for future highly complex transactions for which the determination of the appropriate accounting treatment is unclear, the Company will assess whether to engage an accounting firm with sufficient expertise to properly evaluate and interpret the applicable accounting literature, if any, and to assist management to reach the appropriate accounting conclusion.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANGE HEALTHCARE HOLDINGS, INC.

Date: January 24, 2017	By:	/s/ Neil E. de Crescenzo
Neil E. de Crescenzo, President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 24, 2017	By:	/s/ Randy P. Giles
Randy P. Giles, Chief Financial Officer
(Principal Financial Officer)

Date: January 24, 2017	By:	/s/ Dennis B. Robbins
Dennis B. Robbins, Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	Amendment No. 5 to the Credit Agreement, dated as of September 19, 2016, among the Company, the other borrowers party thereto, Bank of America, N.A., as administrative agent, swing line lender, letter of credit issuer and collateral agent thereunder, and the lenders, guarantors and agents party thereto (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-34435), filed on September 21, 2016, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document